Form 10-Q
period 2005-01-31
Universal Capital Management, Inc.
filed 2005-05-13
CIK 1308569

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              _____________________

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-51132

                       Universal Capital Management, Inc.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  20-1568059
      (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

             2601 Annand Drive
                 Suite 16
              Wilmington, DE                                 19808
 (Address of principal executive offices)                 (Zip Code)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No|X|

         The number of shares of the registrant's Common Stock outstanding as of April 30, 2005 was 4,473,600.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                      PART I
                                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                        UNIVERSAL CAPITAL MANAGEMENT, INC.
                                         (A BUSINESS DEVELOPMENT COMPANY)
                                       STATEMENT OF ASSETS AND LIABILITIES
                                                 JANUARY 31, 2005

ASSETS
         Investment in securities, at fair value (cost:  $310,000)                               $     1,135,154
         Cash and cash equivalents                                                                        53,144
         Accounts receivables - affiliates                                                                58,129
         Prepaid expenses
         Property and Equipment, net                                                                      10,257
         Rent deposit                                                                                      1,100
                                                                                                 -------------------
TOTAL ASSETS                                                                                           1,257,784
                                                                                                 -------------------

LIABILITIES
         Accounts payable and accrued expenses                                                            35,860
         Payroll liabilities
         Deferred income taxes                                                                           327,800
                                                                                                 -------------------
TOTAL LIABILITIES                                                                                        363,660
                                                                                                 -------------------
NET ASSETS                                                                                       $       894,124
                                                                                                 ===================

ANALYSIS OF NET ASSETS:
         Net capital paid in on shares of capital stock                                          $       581,200
         Distributable earnings                                                                          312,924
                                                                                                 -------------------
Net assets (equivalents to $0.22 per share based on 4,011,100
         shares of capital stock outstanding)                                                    $       894,124
                                                                                                 ===================

                                          UNIVERSAL CAPITAL MANAGEMENT, INC.
                                           (A BUSINESS DEVELOPMENT COMPANY)
                                               SCHEDULE OF INVESTMENTS
                                                   JANUARY 31, 2005

                   Common Stocks - 100%                            Number of Shares               Fair Value
------------------------------------------------------------    ------------------------    ------------------------
FundraisingDirect.com                                                        5,000                $      8,333

Gelstat Corporation                                                        150,000                     600,000

Neptune Industries, Inc.                                                   285,714                      68,571

PSI-TEC Corporation                                                        587,500                     458,250

                                                                                            ------------------------

Total (aggregate cost $310,000)                                                                   $  1,135,154




                       UNIVERSAL CAPITAL MANAGEMENT, INC.
                        (A BUSINESS DEVELOPMENT COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
                               TO JANUARY 31, 2005



INCOME
         Management services                              $         10,000

EXPENSES
         Auto and transportation
         Bank charges                                                   55
         Depreciation                                                  743
         Dues and subscriptions                                        285
         Fees and commission                                         1,833
         Insurance                                                   8,239
         Licenses and permits                                          240
         Office expenses and supplies                                4,958
         Payroll                                                   104,500
         Payroll taxes                                               8,333
         Postage, delivery and shipping                              3,698
         Professional fees                                          45,971
         Rent                                                        8,845
         Telephone                                                   1,647
         Travel and entertainment                                    4,104
         Utilities                                                     979
                                                          ----------------------
                                                                   194,430
                                                          ----------------------
LOSS FROM OPERATIONS                                              (184,430)
NET INCREASE IN UNREALIZED APPRECIATION ON INVESTMENTS             825,154
INCOME TAXES - DEFERRED                                           (327,800)
                                                          ----------------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS      $        312,924
                                                          ======================

                       UNIVERSAL CAPITAL MANAGEMENT, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
               FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
                               TO JANUARY 31, 2005

INCREASE IN NET ASSETS FROM OPERATIONS
         Loss from operations                                     $  (184,430)
         Unrealized appreciation on investments, net of taxes         497,354
                                                                  -------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                  312,924

CAPITAL SHARE TRANSACTIONS                                            581,200
                                                                  -------------

TOTAL INCREASE                                                        894,124

NET ASSETS, BEGINNING OF PERIOD                                             -
                                                                  -------------

NET ASSETS, END OF PERIOD                                         $   894,124
                                                                  =============


                                          UNIVERSAL CAPITAL MANAGEMENT, INC.

                                               STATEMENT OF CASH FLOWS
                                  FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
                                                 TO JANUARY 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
         Net increase in net assets resulting from operations                                 $        312,924
         Adjustments to reconcile net increase in net assets from
                  operations to net cash used in operating activities
                  Purchase of investment securities                                                   (300,000)
         Investment securities received in exchange for management services                            (10,000)
         Depreciation expense                                                                              743
         Net increase in unrealized appreciation on investments                                       (825,154)
         Deferred income taxes                                                                         327,800
         Net changes in Affiliate receivables                                                          (58,129)
         Net changes in Accounts payable and accrued expenses                                           35,860
                                                                                              ----------------------
Net cash used in operating activities                                                                 (515,956)
                                                                                              ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                                            (11,000)
         Lease deposit                                                                                  (1,100)
                                                                                              ----------------------
         Net cash used in investing activities                                                         (12,100)
                                                                                              ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                                        581,200
                                                                                              ----------------------
NET INCREASE IN CASH                                                                                    53,144
CASH, BEGINNING OF PERIOD                                                                                 -
                                                                                              ----------------------
CASH, END OF PERIOD                                                                           $         53,144
                                                                                              ======================


                       UNIVERSAL CAPITAL MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 1   - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

                  Universal Capital Management, Inc. (the "Company") is a newly organized, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels. The Company refers to companies in which it invests as "portfolio companies."

         Security Valuations

                  Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price (such as OTC BB, Pink Sheets, etc.). Restricted securities and other securities (small, privately-held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors.

                  Investment securities are exposed to various risks, such as overall market volatility. Due to the level of risk associated with certain investments securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statement of assets and liabilities.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Cash and Equivalents

                  For purposes of the statements of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

         Property and Equipment

                  Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

                  Furniture and fixtures                    5 to 7 years
                  Computer and office equipment             3 to 7 years

         Income Taxes

                  Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise principally from the recognition of unrealized gains or losses from appreciation in investment value for financial statement purposes, while for income tax purposes, gains or losses are only recognized when realized (disposition). When unrealized gains and losses result in a net unrealized loss, provision is made for a deferred tax asset. When unrealized gains and losses result in a net unrealized pain, provision is made for a deferred tax liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

         Advertising Costs

                  Advertising and business promotion costs are charged to operations when incurred.

         Concentrations of Credit Risk

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company's balances with these institutions may exceed the insured amount under the Federal Deposit Insurance Corporation.

NOTE 2   - INCOME TAXES

                  The Company, as an investment company organized as a corporation, is taxable as a corporation.

                  Statement of Financial Accounting Standards No. 109 (SFAS 109) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

                  Deferred income taxes reflect the net affect of unrealized gains on investments. There are no other significant temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

NOTE 3   - RECEIVABLE FROM AFFILIATES

                  BF Acquisition Group IV, Inc., related to the Company by common shareholders and management personnel, received and deposited funds for subscribers of Universal Capital Management, Inc., towards purchase of common stock and disbursed funds to advance and/or invest in qualified companies for investment management purposes transacted through the bank account of BF Acquisition Group IV, Inc., as a temporary intermediary prior to the official, legal establishment of Universal Capital Management, Inc. Accordingly, the activities attributable to Universal Capital Management, Inc., are reflected as a net receivable due from BF Acquisition Group IV, Inc., of $52,829.

                  Additionally, obligations for services provided other affiliates were paid by the Company of the behalf of these other affiliates, amounting to $5,600.

NOTE 4   - CAPITAL SHARE TRANSACTIONS

                  As of January 31, 2005, 20,000,000 shares of $0.001 par value stock were authorized.

                  During the period from inception through January 31, 2005, 4,011,100 shares were issued for proceeds of $581,200.

NOTE 5   - SUBSEQUENT EVENTS

                  Although not completed by January 31, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with William R. Colucci and David M. Bovi (principal shareholders of the Company) and BF Acquisition Group IV, Inc. The Merger Plan commenced on November 4, 2004. The Merger Agreement provides that at the Effective Time, BF Acquisition Group IV, Inc., would merge with and into Universal Capital Management, Inc., and Universal Capital Management, Inc. shall be the surviving corporation.

                  At the Effective Time, each shareholder of BF Acquisition Group IV, Inc., will be entitled to receive one half share of voting common stock of Universal Capital Management, Inc., in exchange for each share of the BF Acquisition Group IV, Inc.'s stock held by such shareholder.

                  The merger became effective on March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the period August 16, 2004 (Date of Inception) to January 31, 2005

                  The following discussion contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. Readers should not place undue reliance on these forward-looking statements.

                  The following discussion is qualified by reference to, and should be read in conjunction with the Company's financial statements and the notes thereto.

                  The Company's primary business is to invest in emerging growth companies. The Company intends to assist these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth. Management is devoting most of its efforts to general business planning, raising capital, and seeking appropriate investments.

                  The Company's primary investment objective is to increase its net assets by adding value to the portfolio companies and thus, to shareholder value. Management believes that the Company will be able to achieve these objectives by concentrating on investments in companies which are most likely to benefit from management's expertise in finance, strategic planning, operations, and technology.

                  The income that the Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the value of these securities of portfolio companies will most likely make up most of the Company's revenues. Consequently, the Company's success or failure will depend on investing in companies which appreciate in value more than other companies in which the Company invests depreciate in value.

                  Pursuant to the requirements of the Investment Company Act of 1940, as amended, the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

                  The Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the securities, the market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market.

                  Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

                  The Company may retain a professional valuation consulting firm to provide it with valuations of the securities of portfolio companies. The Company expects to pay a professional fee each time such a valuation is provided.

         Financial Condition

                  The Company's total assets were $1,257,784 and its net assets were $894,124 at January 31, 2005 compared to $1,612,144 and $1,131,657 respectively at October 31, 2004. Net assets decreased by $236,233 for the three months ended January 31, 2005, and net asset value per share decreased from $0.29 per share at October 31, 2004 to $0.22 per share at January 31, 2005.

                  The changes in total assets, net assets and net asset value per share during the three months ended January 31, 2005 were primarily attributable to an unrealized depreciation on investments of $379,000, mainly due to a decrease in the value of our investment in Gelstat Corporation.

                  The Company's financial condition is dependent on a number of factors including the ability to effectuate each portfolio company's strategies. The Company has invested a substantial portion of its assets in development stage or start-up companies. These private businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

                  At January 31, 2005, $1,135,154 or 90.3% of the Company's assets consisted of investments, of which net unrealized gains before the income tax effect was $825,154. Deferred taxes have been estimated at approximately $327,800.

                  Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company does not expect to liquidate any of its investments in the near future.

                  The Company had less than $55,000 of cash at January 31, 2005. Consequently, payout of future operating expenses and cash with which to make investments will have to come from equity capital to be raised from additional investors. There is no assurance that the Company will be successful in raising such additional equity capital or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, the Company may not sell shares of common stock at less than its net asset value except in unusual circumstances.

         Results of Operations

                  The Company's financial statements have been prepared in conformity with the United States generally accepted accounting principles. The information for the period ended January 31, 2005 has not been audited by the Company's independent certified public accountants. The information for the period ended October 31, 2004 has been audited by the Company's independent certified public accountants. On this basis, the principal measure of a Company's financial performance is the net increase in net assets. Net assets comprise (i) income from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation on investments.

                  Company expenses include salaries and wages (but salaries did not accrue until November 15, 2004), professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

                  For the period ending January 31, 2005, the Company had revenues for services in the amount of $10,000 and operating expenses of $194,430, the principal components of which were payroll of $104,500 and professional fees of approximately $46,000. This resulted in an operational loss of $184,430.

                  The Company had unrealized appreciation of $497,354, net of taxes for the period ending January 31, 2005.

                  On January 31, 2005, the Company had a net operating loss carry-forward of approximately $184,000, which if not used, will expire in 2025.

         Liquidity and Capital Resources

                  From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. At March 31, 2005 the Company had approximately $100,000 in cash and liquid assets which the Company expects to be sufficient to meet its operational requirements for the foreseeable future. However, at some point the Company will need to issue new shares of common stock to finance ongoing operating expenses and to be able to make additional investments.

                  At this time, the Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

                  Management is confident that the Company will continue to be successful in its fund raising efforts and in attracting new portfolio companies.

         Critical Accounting Estimates

                  There were no material estimates or assumptions for this reporting period.

         Market Risk Disclosure

                  The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair market value as determined in good faith by or under the direction of the Board of Directors.

                  Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

                  There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company's Form 10 filed on January 25, 2005.

Item 4.           Controls and Procedures.

                  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

                  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II
                                OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

                  The Company incorporates by reference the information set forth under Item 10, Recent Sales of Unregistered Securities, set forth in its Registration Statement on Form 10 filed January 25, 2005.

Item 6.           Exhibits.

The following exhibits are included herein:

      31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.

      31.2 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Universal Capital Management, Inc.


Date:    May 13, 2005                    By: /s/ Michael D. Queen
         ------------                        -------------------------------
                                             Michael D. Queen, President


Date:    May 13, 2005                    By: /s/ Joseph T. Drennan
         ------------                        -------------------------------
                                             Joseph T. Drennan, Treasurer