Form 10-Q/A
period 2005-01-31
Universal Capital Management, Inc.
filed 2005-06-30
CIK 1308569

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              _____________________

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005
                                                ----------------
                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to

                        Commission File Number 000-51132
                                               ---------

                       Universal Capital Management, Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                20-1568059
               --------                                ----------
 (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

                     2601 Annand Drive
                         Suite 16
                      Wilmington, DE                       19808
                      --------------                       -----
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
                                                                                                 ===================

                       UNIVERSAL CAPITAL MANAGEMENT, INC.
                        (A BUSINESS DEVELOPMENT COMPANY)
                             SCHEDULE OF INVESTMENTS
                                JANUARY 31, 2005

    Common Stocks - 100%             Number of Shares            Fair Value
--------------------------------  ---------------------    ---------------------

FundraisingDirect.com                       5,000             $      8,333

Gelstat Corporation                       150,000                  600,000

Neptune Industries, Inc.                  285,714                   68,571

PSI-TEC Corporation                       587,500                  458,250

                                                          ----------------------

Total (aggregate cost $310,000)                               $  1,135,154
                                                              ============
                                       3

                       UNIVERSAL CAPITAL MANAGEMENT, INC.
                        (A BUSINESS DEVELOPMENT COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND THE
                   PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
                               TO JANUARY 31, 2005

                                                                                     August 16, 2004      Three Months
                                                                                           to                Ended
                                                                                    January 31, 2005    January 31, 2005
INCOME                                                                              ----------------    ----------------
         Management services                                                      $         10,000     $             --
EXPENSES
         Auto and transportation
         Bank charges                                                                           55                   --
         Depreciation                                                                          743                  393
         Dues and subscriptions                                                                285                   35
         Fees and commission                                                                 1,833                1,833
         Insurance                                                                           8,239                3,358
         Licenses and permits                                                                  240                  221
         Office expenses and supplies                                                        4,958                1,315
         Payroll                                                                           104,500              104,500
         Payroll taxes                                                                       8,333                8,333
         Postage, delivery and shipping                                                      3,698                3,462
         Professional fees                                                                  45,971               32,066
         Rent                                                                                8,845                3,825
         Telephone                                                                           1,647                  490
         Travel and entertainment                                                            4,104                2,103
         Utilities                                                                             979                  357
                                                                                  ----------------------------------------
                                                                                           194,430              162,291
                                                                                  ----------------------------------------
LOSS FROM OPERATIONS                                                                      (184,430)            (162,291)
NET CHANGE IN UNREALIZED APPRECIATION ON INVESTMENTS                                       825,154             (379,042)
INCOME TAXES - DEFERRED                                                                   (327,800)             142,200
                                                                                  ----------------------------------------
NET CHANGE IN NET ASSETS RESULTING FROM OPERATIONS                                $        312,924     $       (399,133)
                                                                                  ================     ================


                                        UNIVERSAL CAPITAL MANAGEMENT, INC.
                                        STATEMENT OF CHANGES IN NET ASSETS
                                FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
                                                TO JANUARY 31, 2005


INCREASE IN NET ASSETS FROM OPERATIONS
         Loss from operations                                                                 $       (184,430)
         Unrealized appreciation on investments, net of taxes                                          497,354
                                                                                              ----------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                                                   312,924

CAPITAL SHARE TRANSACTIONS                                                                             581,200
                                                                                              ----------------------

TOTAL INCREASE                                                                                         894,124

NET ASSETS, BEGINNING OF PERIOD                                                                              -
                                                                                              ----------------------

NET ASSETS, END OF PERIOD                                                                     $        894,124
                                                                                              ======================


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

                  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                   Universal Capital Management, Inc.


Date:    June 30, 2005             By:      /s/ Michael D. Queen
         -------------                      --------------------
                                            Michael D. Queen, President


Date:    June 30, 2005             By:      /s/ Joseph T. Drennan
         -------------                      ---------------------
                                            Joseph T. Drennan, Treasurer