Form 10-K
period 2005-04-30
Universal Capital Management, Inc.
filed 2005-07-28
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 000-51132

Universal Capital Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	20-1568059 (I.R.S. Employer Identification No.) 19808 (Zip Code)
Registrant’s telephone number, including area code: (302) 998-8824 Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each Exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No☒.

As of October 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,944,600. Such aggregate market value was computed by reference to the price at which the Common Stock was last sold. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Company.

The number of shares of the registrant’s Common Stock outstanding as of July 15, 2005 was 4,934,650.

i

PART I

Item 1.          Business.

Some of the information presented in this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the report, including the section titled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “believes,”“estimates,”“expects,”“intends,”“may,”“will,”“should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

• our expectations of future results of operations or financial condition;

• the timing, cost and expected impact on our market share and results of operations of our planned capital expenditures and;

• expectations of the continued availability of capital resources.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the heading “Risk Factors” and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Introduction

Universal Capital Management, Inc. (the “Company”), is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company was formed on August 16, 2004, as a Delaware corporation. As a business development company, the Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. The Company refers to the companies in which it invests as “portfolio companies.”At April 30, 2005, the Company had equity investments of approximately $2,782,976 at fair value in seven portfolio companies.

The Company’s investment objective is to generate capital appreciation, primarily through investments in equity securities.

The Company’s principal place of business is 2601 Annand Drive, Suite 16, Wilmington, Delaware 19808. The Company’s fiscal year ends April 30.

Investments

General

The Company intends to make additional investments in portfolio companies that require capital for technology development or growth and which will probably require managerial assistance. The Company’s primary focus will be on making non-control investments in small, privately held companies or private companies with what management believes are valuable products, processes or franchises. Generally, the Company intends to limit total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to 10% of Company net assets at the time of investment. Because of the Company’s small size due to its recent formation, early investments may not always satisfy this criterion. For example, the acquisition of shares of GelStat, Inc., did not do so. See “Risk Factors - Company Risks - Concentration of Investments.” To date, the Company’s initial investment in each portfolio company has been significantly less than $500,000. By limiting the size of total investment in any one portfolio company, the Company hopes to diversify its investment holdings and thereby to reduce risk. In exchange for the Company’s investment in a portfolio company, the Company will receive securities issued by such portfolio company. The Company expects that substantially all portfolio company securities to be acquired will be common stock or a form of security convertible into common stock.

The Company does not have an investment adviser, and therefore, management makes all investment and management decisions. The Company’s investment objectives, policies and investment diversification status may change at any time and from time to time without stockholder approval.

As a venture capital company, the Company makes it possible for its investors to participate at an early stage in emerging fields. To the investor, the Company offers:

• a team of professionals, including three full-time members of management who vote on all purchases and sales of portfolio company securities and prospective investments and who collectively have expertise in venture capital investing to evaluate and monitor investments; that is, officers and employees, rather than an investment adviser, manage operations under the general supervision of the Board of Directors; and

• the opportunity to benefit from experience in new fields which management expects to permeate a variety of industries.

Applicable law requires that the Company may invest 70% of its assets only in privately held U.S. companies, a small number of publicly traded U.S. companies, certain high-quality debt and cash. The Company will be able to invest excess cash in U.S. government securities and high-quality debt maturing in one year or less. The Company will be able to invest up to 30% of its assets in opportunistic situations, which are not subject to the limitations referred to above in an effort to enhance returns to stockholders. These investments may include, but are not limited to, notes and bonds, distressed debt, bridge loans, private equity or securities of public companies.

The Company expects to invest in development stage or start-up businesses. Substantially all of the Company’s investments are in thinly capitalized, unproven, small companies focused on risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations, and not to have attained profitability, and in some cases, not to have any revenue. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of such venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.

In connection with the Company’s venture capital investments, it will participate in providing a variety of services to portfolio companies, including the following:

• recruiting management;

• formulating operating strategies;

• formulating intellectual property strategies;

• assisting in financial planning;

• providing management in the initial start-up stages; and

• establishing corporate goals.

The Company may assist in raising additional capital for these companies from other potential investors and may subordinate the Company’s own investment to those of other investors. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may introduce its portfolio companies to potential joint venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships between its portfolio companies and investment bankers and other professionals. The Company may also assist its portfolio companies with mergers and acquisitions. The Company expects to derive income from time to time from its portfolio companies for the performance of such services. Such income may be paid in cash or securities.

Portfolio Securities

The Company’s investments at April 30, 2005 were as follows:

Name of Company(a)	Interest Owned	Approximate Percentage of Class Owned	Fair Value	Percentage of all Portfolio Company Values	Valuation Methodology(b)
GelStat Corporation	221,429	1.6%	$303,358	10.9%	C
PSI-TEC Holdings, Inc.	587,500	2.9%	2,232,500	80.2%	C
FundraisingDirect.com, Inc.	5,000	1.1%	8,333	0.3%	A
BF Acquisition Group III, Inc. BF Acquisition Group V, Inc.	75,000 100,000	7.7% 9.9%	1,625 1,625	0.1% 0.1%	A A
Neptune Industries, Inc.	285,714	0.3%	34,285	1.2%	C
Theater Xtreme Entertainment Group, Inc.	575,000	4.9%	201,250	7.2%	B
TOTAL			$2,782,976	100%
(a)  A brief description of each portfolio company appears on the following pages.
(b) The Company’s valuation policy and the description of the various valuation methodologies appears following the descriptions of the portfolio companies beginning on page 7; the letter designation of valuation  methodology in the table corresponds to the designation on such methodology description.

GelStat Corporation is a healthcare company engaged in research, development and marketing of over-the-counter, non-prescription consumer healthcare products, targeted at the migraine and sleep therapy market segments. A Minnesota corporation founded in May, 2002, GelStat Corporation became a publicly traded company through a merger with Developed Technology Resource, Inc., on April 30, 2003. Shares of GelStat Corporation common stock trade under the symbol “GSAC.OB.”

GelStat Corporation believes it can improve efficacy, safety, and/or convenience. While the company engages in scientific, academic and clinical research, it is primarily a marketing driven company, dedicated to innovation and committed to building a portfolio of products with significant commercial potential.

The company’s principal efforts center on developing products for migraine therapy and to improve sleep, both multi-billion dollar global markets. The company believes its first product, GelStat™ Migraine, will become an important addition to the treatment arsenal of 25 to 50 million Americans with migraine type headaches. GelStat™ Sleep, the second product in the company’s development pipeline, is expected to benefit the approximately 70 million “problem sleepers” in the United States. These products demonstrate GelStat’s commitment and ability to get to market quickly and economically with products that address major unmet needs.

Additional information is available from:

GelStat Corporation
Southpoint Office Center
1650 West 82nd Street, Suite 1200
Minneapolis, Minnesota 55431
Phone: 952-881-4105
Fax: 952-881-4106
www.gelstat.com

Established as a company in 1991 and incorporated in 1994, PSI-TEC Holdings, Inc. (“PSI-TEC”), is focused on the design and synthesis of next-generation fiber-optic materials. With humble beginnings, PSI-TEC was started in the garage and basement of Dr. Frederick J. Goetz. In 1991, with a small amount of private funding, Dr. Goetz established a laboratory in Upland, Pennsylvania. PSI-TEC was thereafter invited to move its operations to laboratory space provided by the U.S. Army on Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications.

Today, PSI-TEC operates a fully functional organic synthesis and thin-films laboratory in Wilmington, Delaware. These facilities include all the state-of-the-art equipment necessary to produce next generation fiber-optic organic materials, including in-house NMR, IR, UV/VIS and HPLC analytical systems as well as the ability to fabricate Class 10 quality thin-films, profilometry evaluation and electro-optic (r33) materials characterization.

The patented materials being developed by PSI-TEC are expected to have broad applications in civilian and military telecommunications and advanced computational systems. Among these potential applications is included optical interconnect technology. Optical interconnects integrated into computers can allow the conduction of light at various stages for extremely high-speed computations. Other applications may include radar, satellite and fiber optic telecommunications, cable television, aerial and missile guidance.

Shares of PSI-TEC common stock are quoted under the symbol “PTHO.PK”

Additional information is available from:

PSI-TEC Holdings, Inc.
41A Germany Drive
Wilmington, DE 19804-1100

FundraisingDirect.com, Inc., offers personal representation, exclusive product lines, outstanding prize incentives and specially trained staff to help schools, clubs, and other organizations raise money. This portfolio company is nationally recognized as an innovative leader in the fundraising industry, and is the first company in the country to offer a “ship to seller” program for schools, sports leagues and non-profit product organizations.

Over the past sixteen years, this portfolio company has successfully assisted more than 10,000 schools, sports leagues and organizations with their fundraising goals. Headquartered in Newark, Delaware, this portfolio company has grown to a national operation with highly trained fundraising representative assisting customers from coast to coast.

FundraisingDirect.com, Inc., is a party to a merger agreement pursuant to which, at the effective time of the merger, each share of common stock of FundraisingDirect.com, Inc. other than shares held by BF Acquisition Corp. III, Inc., will be exchanged for one hundred (100) shares of the common stock of IPI Fundraising, Inc., a Delaware corporation.

Additional information is available from:

FundraisingDirect.com, Inc.
4 Mill Park Court
Newark, DE 19713
Phone: 800-238-7916
Fax: 302-366-8995

Neptune Industries, Inc., is a Florida corporation established in May, 1968 to engage in commercial fish farming and related production and distribution activities in the seafood and aquaculture industries.

Neptune Industries, Inc.’s mission is to become a leading producer and supplier of fresh, farm raised seafood products through the establishment of a vertically integrated seafood production and distribution enterprise, encompassing multi-site fish farms, processing facilities, feed manufacturing, fingerling production and value-added product lines. Recently, the Neptune Industries, Inc., has developed a patent pending S.A.F.E.(TM) technology floating system that is expected to be a superior alternative to current technology. Neptune Industries, Inc., management believes that the benefits of the new technology are solid waste collection, solar power and predator protection. Shares of Neptune Industries, Inc., common stock are quoted under the symbol “NPNI.PK”

Additional information is available from:

Neptune Industries, Inc.
2234 N. Federal Hwy., #372
Boca Raton, FL 33431
Phone: 561-482-6408
Fax: 561-482-7821
www.neptuneindustries.net

Theater Xtreme Entertainment Group, Inc., is a Delaware corporation engaged in the design, sale, and installation of home theaters. This portfolio company has been operating since 2003, and has begun to franchise its concept in addition to operating two company stores. The company owns and operates three stores, two in the state of Delaware, and one in the state of Maryland. The first franchise store is open and operating in Springfield Massachusetts and two more franchise stores are expected to open before January 1, 2006, in Reading, Pennsylvania and Auburn Hills, Michigan.

Additional information is available from:

Theater Xtreme Entertainment Group, Inc.
250 Corporate Boulevard
Suites E & F
Newark, DE 19702
Phone: (302) 455-1334
Fax: (302) 455-1612
www.theaterxtreme.com

BF Acquisition Group III, Inc. and BF Acquisition Group V, Inc., are affiliated Florida corporations, which are currently inactive and have no business. BF Acquisition Group III, Inc. owns shares of common stock of FundrasingDirect.com, Inc. but such shares will be cancelled in a planned merger. The shares of these companies were acquired in the merger referred to on page 9.

Valuation

The 1940 Act requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at “fair value” as determined in good faith by or under the direction of the Board of Directors.

The Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring the valuation of investments within the prescribed guidelines.

Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing assets, external measures of value, such as public markets or third-party transactions, are used whenever possible. Valuation is not based on long-term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to Company investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated.

The Company’s valuation policy and methodology with respect to its portfolio companies are as follows:

A. Cost: The cost method is based on the Company’s original cost. This method is generally used in the early stages of a portfolio company’s development until significant events occur subsequent to the date of the original investment that dictate a change to another valuation method. Some examples of these events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for such company’s common stock; and (5) significant changes in such company’s business.

B. Private Market: The private market method uses actual, executed, historical transactions in a company’s securities by responsible third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

C. Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by the Company. The Company discounts market value for securities that are subject to significant legal and contractual restrictions. Other securities for which market quotations are readily available, are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

D. Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company’s securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately, the result of reconciling the judgments of Company directors, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by the Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

Determination of Net Asset Value

The Company determines the net asset value per share of its common stock quarterly and on such other dates as is necessary. The net asset value per share of the common stock is equal to the value of the Company’s assets minus its liabilities divided by the total number of shares of common stock outstanding.

At April 30, 2005, approximately 121.2% of the Company’s total net assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the Board of Directors. Because there is typically no readily available market for some of the investments in the portfolio, the Company values such investments at fair value as determined in good faith by the Board of Directors. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments made. The Company records unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company records unrealized appreciation if it has a reliable indication that the underlying portfolio has appreciated in value.

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment (where necessary) as well as the Company’s minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate the Company’s private equity evaluation. Equity securities in public companies that carry certain restrictions on sale are generally valued at a discount from the public market value of the securities.

The Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

Competition

Competition in the investment management and venture capital industries has become increasingly intense over the past several years and many money managers, hedge funds, private equity funds, mutual funds and other investment vehicles are actively competing for available investor capital and potentially profitable investments. To be successful in obtaining such capital, many competitors engage in expensive advertising and promotional campaigns, which will be unavailable to the Company due to cost limitations. Moreover, many competitors have been in business for long periods of time - in some cases for as long as many decades - and have established reputations, brand names, track records, back office and managerial support systems, and other advantages which the Company will be unable to duplicate in the near term, if ever. In addition, many such competitors, by virtue of their longevity or capital resources, have established lines of distribution to which the Company does not have access, and is not reasonably likely to be able to duplicate in the near term, if ever. The Company will compete with firms, including many larger securities and investment banking firms, which have substantially greater financial resources and research staffs than the Company does and therefore, the number of potentially profitable investments which the Company finds may be fewer and such investments, more difficult to identify than will be the case for some Company competitors. The disparity of resources could put the Company at a competitive disadvantage in investigating prospective investments and in executing trades.

Merger with BF Acquisition Group IV, Inc.

On March 31, 2005, the Company merged with BF Acquisition Group IV, Inc., a Florida corporation (“BF”). The Company was the surviving corporation of the merger.

At the effective time, each shareholder of BF was entitled to receive one half (0.5) share of voting common stock of the Company in exchange for each share of BF common stock held by such shareholder. BF had 925,000 shares of common stock issued and outstanding and, therefore, at the effective time, the Company was required to issue 462,500 shares of its common stock as merger consideration.

Mr. Colucci received 150,000 Company shares and Mr. Bovi received 200,000 Company shares at the effective time of the Merger in exchange for their shares of BF Acquisition Group IV, Inc.

Employees and Management Fees

The Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees. See Item 11. Executive Compensation. At such time, if ever, as the Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.

As of April 30, 2005 the Company had four (4) employees.

Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

Market Risks

The Company’s investment activities are inherently risky. The Company’s investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors, which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

Equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies. The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains that are realized on the disposition of any equity interests may not be sufficient to offset any losses experienced.

Competition in the investment and venture capital industries is intense and the Company may be unable to compete successfully. See “Competition.”

There is no assurance of profits. There is no assurance that the Company will ever make a profit, or in fact that the Company will not lose all investors’ subscriptions through operating expenses or capital losses.

Company Risks

The success of the Company will depend in part on its size, and in part on management’s ability to make successful investments. If the Company is unable to select profitable investments, the Company will not achieve its objectives. Moreover, if the size of the Company remains small, operating expenses will be higher as a percentage of invested capital than would otherwise be the case, which increases the risk of loss (and reduces the chance for gain) for investors.

Limited regulatory oversight may require potential investors to fend for themselves. The Company has elected to be treated as business development company under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply and investors may be left to fend for themselves.

Concentration of investments. The Company will attempt to allocate its equity among the securities of several different portfolio companies. However, a significant amount of the Company’s equity could be invested in the securities of only a few companies. This risk is particularly acute during the Company’s early operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when the Company had a limited amount of available investment capital for the same reasons. The concentration of the Company’s portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2005, over 80% of the Company’s asset value resulted from a single portfolio holding.

Unlikelihood of cash distributions. Although the Company has the corporate power to make cash distributions, such distributions are not among the Company’s objectives. Consequently, management does not expect to make any cash distributions in the immediate future. Moreover, even if cash distributions were made, they would depend on the size of the Company, its performance, and the expenses incurred by the Company.

The Company has a limited operating history. The Company was organized in the summer of 2004 for the sole purposes described in this Annual Report on Form 10-K and has only a brief history of operations.

Because many of the Company’s portfolio investments will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values. Some of the Company’s investments will be held in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. The Company will value these securities at fair value as determined in good faith by the Board of Directors. However, the Company may be required on a more frequent basis to value the securities at fair value as determined in good faith by the Board of Directors to the extent necessary to reflect significant events affecting the value of such securities. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors. Because such valuations, and particularly, valuations of private securities and private companies, are inherently uncertain, may fluctuate during short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

The lack of liquidity in the Company’s investments might prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain. The Company will frequently make investments in privately held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities.

Investing in privately held companies may be riskier than investing in publicly traded companies due to the lack of available public information. The Company will frequently invest in privately-held companies which may be subject to higher risk than investments in publicly traded companies. Generally, little public information exists about privately held companies, and the Company will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose some or all of the money it invests in these companies. These factors could subject the Company to greater risk than investments in publicly traded companies and negatively affect investment returns.

The market values of publicly traded portfolio companies are likely to be extremely volatile. Even portfolio companies the shares of which are quoted for public trading will generally be thinly traded and subject to wide and sometimes precipitous swings in value. In particular, the values of the shares of GelStat Corporation and PSI-TEC Holdings, Inc., held by the Company have fluctuated in value significantly in the period from inception through April 30, 2005.

Regulations governing operations of a business development company will affect the Company’s ability to raise, and the way in which the Company raises additional capital. Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company’s leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash.

The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

Regulation

Business development companies are exempt from certain of the requirements of the 1940 Act, but other provisions of the 1940 Act apply to them. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of the Company’s directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company must maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement. Furthermore, as a business development company, the Company must not offer to protect any director or officer against any liability to the Company or stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company must adopt and implement written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures. The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.

Our Internet Website

The address for our internet website is www.unicapman.com.

Item 2.	Properties.

The Company leases approximate 1,200 square feet of office space at 2601 Annand Drive, Suite 16, Wilmington, Delaware from which it conduct operations. The lease expires on July 15, 2006, and annual rent for the space is $14,400.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On March 31, 2005, BF Acquisition Group IV, Inc., a Florida corporation (“BF”), merged with and into the Company (the “Merger”) and the Company became the surviving corporation.

Each shareholder of BF received one half (0.5) share of voting common stock of the Company in exchange for each share of BF common stock held by such shareholder. BF had 925,000 shares of common stock issued and outstanding, and, therefore, the Company issued 462,500 shares of its common stock as Merger consideration each valued at $0.51 per share for a total of $235,875.

The holders of at least a majority of the shares outstanding of each company approved the Merger.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is not currently listed on a public trading market. The Company’s had 178 holders of its Common Stock as of July 15, 2005.

The Company sold the following securities since August 16, 2004, its inception date.

Securities Sold	Date of Sale	Number of Shares Sold(a)	Purchasers	Consideration Paid per Share(b)	Aggregate Offering Price	Securities Act Exemption Claimed

Common Stock, Par Value $0.001 per share	August 16, 2004	3,300,000	Founders	$0.001	$3,300	§ 4(2)(c)

Common Stock, Par Value $0.001 per share	September 1, 2004	152,600	Seed Money Purchasers	$0.50	$76,300	§ 4(2) (c)

Common Stock, Par Value $0.001 per share	October 1, 2004	300,000	Single Investor	$1.00	$300,000	§ 4(2) (c)
Common Stock, Par Value $0.001 per share	October 21, 2004 through June 20, 2005	372,000	22 Investors	$0.50 to $1.00	$308,225	§ 4(2) (c)
Common Stock, Par Value $0.001 per share	March 31, 2005	462,500	Former Shareholders of BF Acquisition Group IV, Inc.	(d)	(d)	§ 4(2) (c)
Common Stock, Par Value $0.001 per share	March 1, 2005 through April 30, 2005	234,600	Investors	$2.00	$469,200	§ 3(b) and (c)
Common Stock, Par Value $0.001 per share	May 1, 2005 through June 20, 2005	112,950	Investors	$2.00	$225,900	§ 3(b) and (c)

TOTAL		4,934,650

__________________________
(a)	No underwriter or broker-dealer participated in the sale.
(b)	All proceeds were used to invest in portfolio companies or to pay routine operating expenses.
(c)	All sales, even if aggregated, comply with the safe harbor of Rule 506 promulgated under the Securities Act of 1933.
(d)	925,000 shares of the common stock of BF Acquisition Group IV, Inc.

Item 6.          Selected Financial Information.

The Company has only recently been formed and has less than a single year of operating history. Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K. The following selected information is taken from those financial statements:

Period from August 16, 2004 (Inception Date)
to April 30, 2005

Net Sales	$211,250
Gross Profits(a)	$211,250
(Loss)(b)	$(524,813)
Net Increase in Net Assets	$990,663
(Loss) Per Share(b)	$(0.11)
Net Increase in Net Assets Per Share	$0.21

(a)	Sales less costs and expenses associated directly with or allocated to products or services rendered.
(b)	Before extraordinary items and cumulative effect of a change in accounting

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period August 16, 2004 (date of inception) to April 30, 2005.

The following discussion contains forward-looking statements. The words “anticipate,”“believe,”“expect,”“plan,”“intend,”“estimate,”“project,”“will,”“could,”“may” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. Readers should not place undue reliance on these forward-looking statements.

The following discussion is qualified by reference to, and should be read in conjunction with the Company’s financial statements and the notes thereto.

The Company’s primary business is to invest in emerging growth companies. The Company intends to assist these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth. Management is devoting most of its efforts to general business planning, raising capital, and seeking appropriate investments.

The Company’s primary investment objective is to increase its net assets by adding value to the portfolio companies and thus, to shareholder value. Management believes that the Company will be able to achieve these objectives by concentrating on investments in companies which are most likely to benefit from management's expertise in finance, strategic planning, operations, and technology.

The income that the Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the disposition proceeds of these portfolio securities will most likely make up most of the Company’s revenues.

Consequently, the Company’s success or failure will depend on investing in companies which appreciate in value more than other companies in which the Company invests depreciate in value. There is no assurance that the Company will be able to do so.

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

The Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the securities, the market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall economy and the equity markets.

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation and changes therein are noted in the following table:

At and for the period August 16, 2004 (date of inception) to:

	APRIL 30, 2005	JANUARY 31, 2005	OCTOBER 31, 2004
TOTAL ASSETS	$3,010,892	$1,257,784	$1,612,144
NET ASSETS	$2,296,038	$894,124	$1,131,657
NET ASSET VALUE PER SHARE	$0.48	$0.22	$0.29
UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$2,168,476	$825,154	$1,204,196
CHANGE IN UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS FROM PRIOR PERIOD	$1,343,322	($379,042)	$1,204,196

The changes in total assets, net assets and net asset value per share for the period August 16, 2004 (date of inception) to April 30, 2005 were primarily attributable to the unrealized appreciation on investments of $2,168,476 (offset in part by deferred income taxes of $862,000), mainly due to an increase in the value of the Company’s investment in PSI-TEC Corporation.

The Company's financial condition is dependent on a number of factors including the ability to effectuate each portfolio company's strategies. The Company has invested a substantial portion of its assets in development stage or start-up companies. These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

At April 30, 2005, $2,782,976 or 92.4% of the Company's assets consisted of investments, of which net unrealized gains before the income tax effect was $2,168,476. Deferred taxes have been estimated at approximately $862,000. At April 30, 2005, the Company’s holdings of PSI-TEC Corporation were valued at $2,232,500 which represented 80.6% of the total portfolio holdings of the Company at that date.

Because the portfolio companies tend to be at early stages of their business development and because there are no markets for the securities of some portfolio companies, the Company does not expect to liquidate any of its investments in the near future.

Results of Operations

The Company’s financial statements have been prepared in conformity with the United States generally accepted accounting principles. On this basis, the principal measure of a Company's financial performance is the net increase in net assets. Net assets comprise (i) income from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Company expenses include salaries and wages (but salaries did not accrue until November 15, 2004), professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

For the period August 16, 2004 (date of inception) to April 30, 2005, the Company had revenues for services in the amount of $211,250 and operating expenses of $736,063, the principal components of which were payroll of $211,808, professional fees of $139,271 and acquisition costs of $281,410 as further discussed in Note 1 of the Company’s audited financial statement. Consequently, the Company incurred an operational loss of $524,813.

The Company had unrealized appreciation of $1,512,476, net of deferred income taxes for the period.

On April 30, 2005, the Company had a net operating loss carry-forward of approximately $524,813, which if not used, will expire in 2025.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. The Company only had about $160,000 of cash at April 30, 2005. Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors (unless the Company were to dispose of portfolio securities). There is no assurance that the Company will be successful in raising such additional equity capital or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, the Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At this time, the Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

The Company is currently offering to sell, on a best efforts basis, up to $4,000,000 of its common stock, $.001 par value per share at a price of not less than $2.00 per share pursuant to Regulation E promulgated under the Securities Act of 1933. The offering is open only to appropriate investors in states where it has complied with the appropriate Blue Sky laws. Potential investors have been referred to the Company by current shareholders and acquaintances of its Board of Directors and Board of Advisors.

The Company provides its prospective investors with its Offering Circular dated July 15, 2005 and a Subscription Agreement governed by the laws of the state of Delaware.

At April 30, 2005 and July 15, 2005, respectively, the Company had sold 234,600 and 347,550 shares pursuant to such offering.

Management believes that the Company will continue to be successful in its fundraising efforts and in attracting new portfolio companies because of expressions of interest received by the Company from attractive development stage companies seeking funding and because of the Company’s success in raising funds through its 2004 exempt offering.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value.  The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.

Item 8.          Financial Statements and Supplementary Data.

UNIVERSAL CAPITAL MANAGEMENT, INC.
FINANCIAL STATEMENTS
APRIL 30, 2005

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Universal Capital Management, Inc.

We have audited the accompanying statement of net assets of Universal Capital Management, Inc., including the schedule of investments, as of April 30, 2005, and the related statements of operations, changes in net assets and cash flows, and the financial highlights (contained in Note 8 to the financial statements) for the period August 16, 2004 (date of inception) to April 30, 2005. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. as of April 30, 2005, the results of its operations, its cash flows, changes in net assets and financial highlights for the period August 16, 2004 (date of inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Cogen Sklar LLP

Bala Cynwyd, Pennsylvania
June 3, 2005, except for Note 7
for which the date is June 20, 2005.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF NET ASSETS
APRIL 30, 2005

ASSETS

Investment in securities, at fair value (cost $614,500)	$2,782,976
Cash and cash equivalents	158,453
Due from affiliates	19,820
Miscellaneous receivables	27,095
Prepaid expenses	9,371
Property and equipment - net	12,077
Rent deposit	1,100

TOTAL ASSETS	3,010,892

LIABILITIES

Accounts payable and accrued expenses	61,854
Deferred income taxes	653,000

TOTAL LIABILITIES	714,854

NET ASSETS	$2,296,038

ANALYSIS OF NET ASSETS

Net capital paid in on shares of capital stock	$1,305,375
Distributable earnings	990,663

Net assets (equivalent to $0.48 per share based on
4,808,200 shares of capital stock outstanding)	$2,296,038

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
APRIL 30, 2005

		% of	Number of	Fair
Common Stocks - United States - 100%	Business	Portfolio	Shares	Value

BF Acquisition Group III, Inc.	Inactive company	-	75,000	$ 1,625
BF Acquisition Group V, Inc.	Inactive company	-	100,000	1,625
		-	175,000	3,250

FundraisingDirect.com, Inc.	Sales and distribution
	of fundraising products	-	5,000	8,333

Gelstat Corporation	Consumer health care company	11.0	221,429	303,358

Neptune Industries, Inc.	Seafood production	1.2	285,714	34,285

PSI-TEC Corporation	Plastics engineering	80.6	587,500	2,232,500

Theater Extreme Entertainment	Home theater sales and
Group , Inc.	installation	7.2	575,000	201,250

Total (aggregate cost $614,500)		100.0		$ 2,782,976

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
TO APRIL 30, 2005

INCOME
Management services	$211,250

EXPENSES
Merger costs	281,410
Depreciation	1,218
Dues and subscriptions	285
Filing fees	15,434
Interest expense	197
Insurance	23,592
Licenses and permits	1,167
Marketing	9,297
Office expenses and supplies	6,206
Payroll	211,808
Payroll taxes	20,670
Postage, delivery and shipping	2,345
Professional fees	139,271
Rent	11,575
Taxes - franchise	851
Telephone	2,139
Travel and entertainment	6,737
Utilities	1,861
736,063

LOSS FROM OPERATIONS	(524,813)

NET INCREASE IN UNREALIZED
APPRECIATION ON INVESTMENTS	2,168,476

INCOME TAXES - DEFERRED	(653,000)

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS	$990,663

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
TO APRIL 30, 2005

INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS
Loss from operations	$(524,813)
Unrealized appreciation on investments, net of taxes	1,515,476

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	990,663

CAPITAL SHARE TRANSACTIONS	1,305,375

TOTAL INCREASE	2,296,038

NET ASSETS, BEGINNING OF PERIOD	-

NET ASSETS, END OF PERIOD	$2,296,038

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION)
TO APRIL 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$990,663
Adjustment to reconcile net increase in net assets resulting from operations to net cash used in operating activities
Purchase of investment securities	(400,000)
Investment securities received in exchange for
management services	(211,250)
Issuance of common stock related to merger costs	281,410
Depreciation expense	1,218
Net increase in unrealized appreciation on investments	(2,168,476)
Deferred income taxes	653,000
Net changes in due from affiliates	(63,549)
Net changes in miscellaneous receivables	(19,120)
Prepaid expenses	(9,371)
Net changes in accounts payable and accrued expenses	48,823

Net cash used in operating activities	(896,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,295)
Lease deposit	(1,100)

Net cash used in investing activities	(14,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,069,500

NET INCREASE IN CASH	158,453

CASH - BEGINNING OF PERIOD	-

CASH - END OF PERIOD	$158,453

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Universal Capital Management, Inc., (the “Company”), is a newly organized, closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels. The Company refers to companies in which it invests as “portfolio companies.”

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

Investment securities are exposed to various risks, such as overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statement of assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the estimates.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

Income Taxes

Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise principally from the recognition for financial statement purposes of unrealized gains or losses from appreciation or depreciation in investment value while for income tax purposes, gains or losses are only recognized when realized (disposition). When unrealized gains and losses result in a net unrealized loss, provision is made for a deferred tax asset. When unrealized gains and losses result in a net unrealized gain, provision is made for a deferred tax liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s balances with financial institutions may exceed the insured amount under the Federal Deposit Insurance Corporation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation”to require all companies to expense the fair value of employee stock options. SFAS 123R is effective for the first period ending after December 15, 2005 for a small business issuer.

The following recently issued accounting pronouncements are currently not applicable to the Company.

In January 2003, subsequently revised December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities - An Interpretation of ARB N. 51. FIN 46R requires that if any entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN46R provisions are effective for all arrangements entered into after January 31, 2003. FIN 46R provisions are required to be adopted for the period ending after December 15, 2004 for a small business issuer.

FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances). The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The effective date of certain provisions of Statement 150 for certain mandatorily redeemable financial instruments has been deferred by FASB Staff Positions (“FSP”) FSP FAS 150-3. Under the FSP, certain mandatorily redeemable shares are subject to the provisions of Statement 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

NOTE 2 - MERGER

On November 10, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with William R. Colucci and David M. Bovi (principal shareholders of the Company) and BF Acquisition Group IV, Inc. The Merger Agreement provides that at the effective time, BF Acquisition Group IV, Inc. will merge with and into Universal Capital Management, Inc., and Universal Capital Management, Inc. shall be the surviving corporation.

At March 31, 2005, each shareholder of the BF Acquisition Group IV, Inc. received one half share of voting common stock of Universal Capital Management, Inc. in exchange for each share of the BF Acquisition Group IV, Inc.’s stock held by such shareholder. BF Acquisition Group IV, Inc. had 925,000 shares of common stock issued and outstanding, on March 31, 2005 and therefore the Company issued 462,500 shares of common stock as merger consideration. The 462,500 shares were valued on March 31, 2005 at $0.51 per share, totaling $235,875. As part of the merger, the Company also assumed liabilities of $45,535. The total purchase price of $281,410 was expensed as a merger cost.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

NOTE 3 - INVESTMENTS

Portfolio companies consist of the following:

	Number of
	Shares Held		Value at	Unrealized
	at Year End	Cost	Year End	Gain (Loss)
Affiliated Securities*
BF Acquisition Group III, Inc.	75,000	$1,625	$1,625	$-
BF Acquisition Group V, Inc.	100,000	1,625	1,625	-
Total Affiliated Securities		3,250	3,250	-

Non-affiliated Securities
FundraisingDirect.com, Inc.	5,000	5,000	8,333	3,333
Gelstat Corporation	221,429	350,000	303,358	(46,642)
Neptune Industries, Inc.	285,714	20,000	34,285	14,285
PSI-TEC Corporation	587,500	35,000	2,232,500	2,197,500
Theater Extreme Entertainment
Group, Inc.	575,000	201,250	201,250	-
Total Non-affiliated Securities		611,250	2,779,726	2,168,476

Total Securities		$614,500	$2,782,976	$2,168,476

* Investments in portfolio companies in which the Company owns 5% or more of the outstanding voting securities is deemed an “affiliated company”.

NOTE 4 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The income tax provision consists of the following:

Current:
Federal	$-
State	-

Total Current	$-

Deferred:
Federal	$510,000
State	143,000

Total Deferred	$653,000

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$559,000
State income taxes, net of federal taxes	94,000

$653,000

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward. There are no other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:

Unrealized gains	$(862,000)
Net operating loss	209,000

Total	$(653,000)

At April 30, 2005, the Company had a net operating loss carryforward of approximately $525,000, which if not used will expire in 2025.

NOTE 5 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	$10,470
Due from BF Acquisition Group III, Inc	9,350

Total	$19,820

NOTE 6 - CAPITAL SHARE TRANSACTIONS

As of April 30, 2005, 20,000,000 shares of $0.001 par value stock were authorized.

During the period ended April 30, 2005, 4,345,700 shares of common stock were issued for proceeds of $1,069,500 and 462,500 shares of common stock, valued at $235,875, were issued as part of a merger (Note 2).

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005

NOTE 7 - SUBSEQUENT EVENTS

From May through June 20, 2005, the Company raised capital of $179,400 through the issuance of 126,450 shares of its common stock.

NOTE 8- FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$-

Loss from operations, net of tax benefit	(0.06)
Unrealized appreciation on investment, net of taxes	0.27
0.21
Add capital share transactions	0.27

Net asset value, end of period	$0.48

Total Return	74.07%

Average Net Assets as a percentage of:
Expenses (annualized)	90.57%
Management income (annualized)	28.7%

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

As of the end on the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our principal executive officer and our principal financial officer have calculated that our disclosure controls and procedures are effective.

There were no changes that occurred during the fiscal quarter ended April 30, 2005, that materially affected or are reasonably likely to material affect our internal controls over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

All executive officers of the Company are elected annually by the Board of Directors to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. All directors are elected annually by our stockholders at the annual meeting.

Name	Age	Position

Michael D. Queen	49	President and Director

William R. Colucci	66	Vice-President and Secretary

Joseph Drennan	60	Vice-President, Chief Financial Officer and Director

Jeffrey Muchow	58	Director

Steven P. Pruitt, Jr.	28	Director

Thomas M. Pickard, Sr.	66	Director

Michael D. Queen. Mr. Queen has been the President of the Company since 2004. Between 2003 and 2004, Mr. Queen and Mrs. Queen owned and operated Dickenson Holdings, LLC, a firm providing consulting services to small businesses. Mr. Queen served as President and a director of Pennexx Foods, Inc., from 1999 to 2003. From 1997 to 1999, Mr. Queen was the Vice President of Sales, Marketing, and Business Analysis at Prizm Marketing Consultants of Blue Bell, Pennsylvania. Prizm Marketing provided market research, pricing modules and distribution and advertising plans for business clients. From 1995 to 1997, Mr. Queen served as the President of Ocean King Enterprises, Inc., in Folcroft, Pennsylvania. Ocean King was a specialty seafood appetizer supplier to supermarkets.

William R. Colucci. Mr. Colucci has been the Vice President and Secretary of the Company since 2004. He has, since 1999, served as an independent consultant who provides investment banking and business consulting services for emerging growth companies. From September 1997 to December 1999, Mr. Colucci served as a consultant with Harbor Town Management Group Inc., a privately held management firm that provided investment banking and business consulting services. From June 1996 to May 1997, Mr. Colucci served as Chief Operating Officer and SEC Compliance Officer for Physicians’ Laser Services, Inc. From April 1991 to May 1996, he served as a senior partner of Decision Dynamics, Inc., a private business and real estate consulting firm, where he provided clients such as Alcoa Properties, the Branigar Corporation, and Mobil Land Development Corporation with consulting services that included market and investment analysis, property positioning and economic payback analysis.

Joseph Drennan. Mr. Drennan has more than 30 years of experience in management, marketing and finance in the financial services and information technology industries and has served as Vice President, Chief Financial Officer and a Director since 2004. He has directed and implemented business turnarounds, crisis management and strategic planning for customers and clients ranging in size from $5 million in revenue to Fortune 100 companies in a variety of industries. Since 2001, Mr. Drennan has been a partner in and a co-founder of Mulberry Consulting Group, LLC. Mulberry provides business and management consulting services to small and mid-market companies in a variety of industries with emphasis on operational analysis, strategic and operational planning and implementation solutions and processes. From 1996 to 2000, Mr. Drennan served as Vice President and corporate secretary for CoreTech Consulting Group, Inc., a leading Information Technology consulting firm. His responsibilities included planning, marketing, finance, legal and facilities management. Mr. Drennan currently serves on the Board of Directors of United Bank of Philadelphia and serves on its Audit and Capital and Planning Committees. He is a past Chairman of the Board of St. Joseph’s Prep, the Jesuit high school in Philadelphia.

Jeffrey Muchow. Mr. Muchow is a veteran of the food and agricultural processing industries and has served as a director of the Company since 2004. Since 2001, he has served as an independent consultant in business startups, mergers and turnaround situations for food processing enterprises. From 2000 to 2001, he served as President of Vertia, Inc., a supply chain company engaged in supply chain services for perishable food companies, and from 1999 to 2000, he served as Vice President - - Business Development of Working Machines, Inc. Mr. Muchow received his Master’s Degree in Agricultural Economics from the University of Missouri in 1970, and an MBA from the University of Northern Colorado in 1976.

Steven P. Pruitt, Jr. Mr. Pruitt is DuPont’s Internal Control Coordinator and is responsible for implementing Sarbanes-Oxley compliance procedures on a global basis. He has served as a director of the Company since 2004. Mr. Pruitt also assists in the development and implementation of critical internal controls and business processes throughout the company. Prior to business school, Mr. Pruitt worked for five years with the DuPont company in their Internal Audit Group. As a Senior Auditor, he helped to lead and train business teams on assessing and improving their business models. He also spent a year overseas focusing on educating DuPont’s joint ventures and subsidiaries on better business practices. Mr. Pruitt has served as a director of the Company since 2004. He recently graduated with an MBA degree from The University of North Carolina Kenan-Flagler Business School. In addition to his Master’s Degree, he holds a BS in Accounting Degree from the University of Delaware and passed the CPA exam in 1999.

Thomas M. Pickard, Sr. Mr. Pickard is the founder and owner of Alpha Equipment Company. Established in August 2003, as a distributor for CO2 Blasting Machines selling, leasing and renting in ME, NH, VT, and all states south to MD, WVA, and D.C. Alpha Equipment Company developed an air operated chiller/dryer for cooling and removing moisture from compressor airlines for which there is a patent pending. From 1995 to 2003, Mr. Pickard served in various sales capacities for Alpheus Cleaning Technologies of Rancho Cucamonga, CA.

Board of Directors

Directors do not receive compensation for their services as directors.

The Board of Directors held one meeting during fiscal year 2005. All of our directors are expected to regularly attend Board and committee meetings and Annual Meetings and to spend the time needed, and meet as frequently as necessary, to properly discharge their responsibilities.

The standing committee of the Board is the Audit and Compliance Committee. The members of this committee are appointed by the Board.

Audit and Compliance Committee

The Audit and Compliance Committee (the “Audit Committee”) is currently comprised of Steven P. Pruit, Jr. (Chair), Jeffrey Muchow and Thomas M. Pickard, Sr. Each of the members of the Audit Committee is independent as currently defined under Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended and no such member is an “interested person” of the Company within the meaning of Section 2(a)(19) of the 1940 Act. The Audit Committee is responsible for overseeing the adequacy of corporate accounting, financial and operating controls, and the engagement of our independent auditors. The Audit Committee meets with our independent auditors to review the services rendered by them to the Company.

The Board has determined that Steven P. Pruitt, Jr. Audit Committee Financial Expert, as defined by the SEC rules which may be modified or supplemented.

The Audit Committee is in the process of approving a written charter and pre-approval policies which will be attached to the Company’s 2005 Proxy Statement.

During the period from August 16, 2004 (inception) to April 30, 2005, the Audit Committee held one meeting.

Nominations by Shareholders

The Board will consider shareholder recommendations for candidates to serve on the Board. The Board’s evaluation does not vary based on whether or not a candidate is recommended by a shareholder. In order to provide the Board time to evaluate candidates prior to submission to the shareholders for vote at the 2006 Annual Meeting, shareholders desiring to recommend a candidate must submit a recommendation to the Secretary of the Company at the Company’s corporate office by July 1, 2006. The recommendation must contain the following:

•	the name, residence and business address of the nominating shareholder;

•	a representation that the shareholder is a record holder of Company stock or holds Company stock through a broker and the number of shares held;

•	information regarding each nominee which would be required to be included in a proxy statement;

•	a description of any arrangements or understandings between and among the shareholder and each nominee; and

•	the written consent of each nominee to serve as a director, if elected.

Code of Ethics

The Board adopted a Code of Ethics (the “Code”) on April 11, 2005. The provisions of the Code apply to: the officers, directors, certain employees and other affiliated persons of the Company.

The Code is intended to avoid a possible conflict of interest between the officers, directors, certain employees and other affiliated persons, on the one hand, and the Company on the other hand, in connection with making investment decisions and using for the benefit of a personal account information relating to transactions being or to be recommended to the Company. The Code is also intended to provide appropriate protection of nonpublic material information received by officers, directors, employees and other affiliated persons of the Company.

The Code is attached to this Annual Report on Form 10-K as an Exhibit.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the period from August 16, 2004 (inception) through April 30, 2005, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Indemnification of Officers and Directors

Section 145(a) of the Delaware General Corporation Law describes the circumstances under which a business corporation incorporated in Delaware may or must indemnify its directors and officers and the circumstances under which it may not indemnify its officers and directors. This section provides that a business corporation may indemnify any director or officer against liabilities and expenses he or she may incur in connection with a threatened, pending or completed civil, criminal, administrative or investigative proceeding by reason of the fact he or she is or was a representative of the corporation or was serving at the request of the corporation as a representative of another enterprise, provided that the person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. Section 145(c) of the Delaware General Corporation Law provides that the Company must indemnify any director or officer against expenses he or she incurs in defending these actions if he or she is successful on the merits, or otherwise, in the defense of these actions.

Moreover, under Section 7 of the Company’s by-laws and Article SEVENTH of the Company’s Certificate of Incorporation, the Company, is obligated to indemnify any director or officer, to the fullest extent permitted under Delaware law. More particularly, each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative proceeding by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Company to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than such law permitted the Company to provide prior to such amendment), against all expense, liability and loss (including attorneys’ fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) actually and reasonably incurred or suffered by such person in connection therewith, and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in Paragraph B of Article SEVENTH, the Company shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the Company. The right to indemnification conferred in Article SEVENTH is a contract right and shall include the right to be paid by the Company the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Delaware General Corporation Law requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Company of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under Article SEVENTH or otherwise. The Company may, by action of its Board of Directors, provide indemnification to employees and agents of the Company with the same scope and effect as the foregoing indemnification of directors and officers.

Article SIXTH of the Company’s Certificate of Incorporation provides that no director shall be personally liable to the Company or its stockholders. A director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit. If the Delaware General Corporation Law is hereafter amended to authorize the further elimination or limitation of the liability of directors, then the liability of the directors of the Company, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended Delaware General Corporation Law. Any repeal or modification of this paragraph by the stockholders of the Company shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Company at the time of such repeal or modification.

Notwithstanding the foregoing, Section 17(i) of the 1940 provides, in relevant part, as follows:

. . .no contract or agreement under which any person undertakes to act as investment advisor of, or principal underwriter for, a registered investment company [or business development company] shall contain any provision which protects or purports to protect such person against any liability to such company or its security holders to which he would otherwise be subject by reason of willful misfeasance, bad faith, or gross negligence, in the performance of his duties, or by reason of his reckless disregard of his obligations and duties under such contract or agreement.

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation received by the executive officers of the Company:

				Long-Term Compensation Awards
	Annual Compensation			Restricted Stock ($)	Securities Underlying Options (#)	All Other Compensation ($)(2)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)
Michael D. Queen	2005(1)	$80,769	—	—	—	—
President
William R. Colucci	2005(1)	$57,692	—	—	—	—
Vice President and Secretary
Joseph Drennan	2005(1)	$57,692	—	—	—	—
Chief Financial Officer and Vice President

(1) The 2005 fiscal year represents the period from August 16, 2004 (date of inception) to April 30, 2005 and the amounts paid reflect annual salaries of $175,000 for Mr. Queen and $125,000 for Messrs. Colucci and Drennan which become payable as of November 15, 2004.

The Company estimates it will pay all executive officers and directors in the aggregate $425,000 in remuneration in the next 12 months. The Company has not entered into any employment agreements with any of its officers or directors.

The Company does not currently have any stock option, pension plan, long-term incentive plan, or other compensation plan.

Report of Board of Directors’ Compensation Committee on Executive Compensation

The Compensation Committee is currently comprised of Steven P. Pruitt, Jr. (Chair), Jeffrey Muchow and Thomas M. Pickard, Sr.

The Compensation Committee is responsible for reviewing compensation for senior executives. At present, the basic component of the executive compensation program is base salary. During fiscal year 2005, the Compensation Committee implemented the Company’s compensation programs and practices.

Base Salary: Base salaries for executives, including the President, are set according to the responsibilities of the position, the specific skills and experience of the individual, the individual’s performance and the competitive market for executive talent. Market data is gathered from salary surveys of comparable companies operating in the same and similar industries. The Compensation Committee reviews salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

The Compensation Committee intends on reviewing the possibility of implementing certain life and health insurance plans and a stock option plan during the upcoming fiscal year.

The compensation of the President in fiscal year 2005 was determined in a manner substantially consistent with that of other executive officers, taking into account the Compensation Committee’s evaluation of the Company’s need to attract, motivate and retain a highly qualified President.

The Board of Directors serving as the Compensation Committee

Steven P. Pruitt, Jr
Jeffrey Muchow
Thomas M. Pickard, Sr.

The Company’s performance peer group is composed of Utek Corporation, Harris and Harris Group, Inc. and Safeguard Scientifics, Inc., which are public “Venture Capital” firms that invest in similar kinds of early stage and growth stage companies. Utek and Harris and Harris are regulated as Business Development Companies as is the Company. Performance is measured from October 31, 2004, Universal’s first reporting period, to April 30, 2005, the fiscal year ended for this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2005, the number of shares and percentage of Company common stock beneficially owned by each person who is known by the Company to own beneficially five percent (5%) or more of the Company’s outstanding common stock, each Company director, each Company executive officer, and all executive officers and directors of the Company as a group:

Name of Individual or Identity of Group(a)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned

Michael D. Queen	0	(b)	0.0	% (b)
William R. Colucci	400,000		8.1%
Joseph Drennan	400,000		8.1%
Jeff Muchow	100,000		2.0%
Steven P. Pruitt, Jr.	100,000		2.0%
Thomas M. Pickard, Sr.	50,000		1.0%
L&B Partnership 3128 New Castle Avenue New Castle, DE 19720	300,000		6.1%

McCrae Associates LLC 196 Fern Avenue Litchfield, CT 06759	300,000		6.1%
Liberator Holdings 155 Mansfield Road Ashford, CT 06278	200,000		4.1%
David M. Bovi 319 Clematis Street, #700 West Palm Beach, FL 33401	300,000		6.1%
Zenith Holdings LLC 3100 Old Limestone Road Wilmington, Delaware 19808	300,000		6.1%
All directors and officers as a group (6 persons)	1,050,000	(b)	21.3%

(a) The address of each person in the table where no other address is specified is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19809.
(b) Excludes 350,000 shares owned indirectly by Mr. Queen’s wife (of which 300,000 shares are owned by Zenith Holdings LLC listed below) as to which he disclaims beneficial ownership.

Item 13.	Certain Relationships and Related Transactions.

The following are the promoters of the Company and each made the respective contribution to the Company indicated next to his name below in exchange for the receipt of the number of shares of common stock set forth next to his name below upon formation of the Company:

Cash Contribution			Other Contribution	Shares of Company Common Stock Received in Exchange
Michael D. Queen	-0-	(a)	100,000 shares of common stock of PSI-TEC and 1,000 shares of FundraisingDirect.com, Inc.	0	(a)
Joseph Drennan	$400		_____	400,000
William Colucci	$250		300,000 shares of common stock of BF Acquisition Group IV, Inc.	400,000
David Bovi	$100		400,000 shares of common stock of Acquisition Group IV, Inc.	300,000

(a) Indirectly through entities she controls, Mr. Queen’s wife contributed $350 to the Company and received 350,000 shares of Company common stock. Mr. Queen disclaims beneficial ownership of any such shares.

None of such promoters received or will receive anything of value, directly or indirectly, from the Company.

Item 14.	Principal Accountant Fees and Services.

Cogen Sklar LLP has been the independent accounting firm and has audited the financial statements of the Company since August 16, 2004 (its inception).

For the period from August 16, 2004, its inception, through April 30, 2005, Cogen Sklar billed the Company aggregate fees as follows:

Audit Fees	August 16, 2004 - April 30, 2005
Audit Fees	$ 11,500
Audit-Related Fees	$ 0
Tax Fees	$ 0
All Other Fees	$ 0

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Nets Assets as of April 30, 2005

Schedule of Investments as of April 30, 2005

Statements of Operations for the period August 16, 2004 (date of inception) to April 30, 2005

Statements of Changes in Net Assets for the period August 16, 2004 (date of inception) to April 30, 2005

Statements of Cash Flows for for the period August 16, 2004 (date of inception) to April 30, 2005

Notes to Financial Statements

(2) Schedules  None required.

(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
2.1

Agreement and Plan of Merger dated November 10, 2004 by and among the Company, BF Acquisition Group IV, Inc., William R. Colucci and David M. Bovi (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
3.2	By-Laws (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
14.1	Code of Ethics, adopted on April 11, 2005
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2	Certification pursuant to 18 U.S.C. Section 1350m as adopted pursuant to Section 903 of the Sarbanes-Oxley not of 2002, executed by the Principal Financial Officer of the Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.
(Registrant)

July 28, 2005
By: /s/ Michael D. Queen
Michael D. Queen, President
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Michael D. Queen Michael D. Queen	Title President and Director (principal executive officer)	Date July 28, 2005
/s/ Joseph Drennan Joseph Drennan	Chief Financial Officer, Vice President and Director (principal financial officer)	July 28, 2005
/s/ William Colucci William Colucci	Vice President and Secretary	July 28, 2005
/s/ Jeffrey Muchow Jeffrey Muchow	Director	July 28, 2005
/s/ Steven P. Pruitt, Jr. Steven P. Pruitt, Jr.	Director	July 28, 2005
/s/ Thomas M. Pickard, Sr. Thomas M. Pickard, Sr.	Director	July 28, 2005