Form 10-Q
period 2005-07-31
Universal Capital Management, Inc.
filed 2005-09-14
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number 000-51132

Universal Capital Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2601 Annand Drive Suite 16 Wilmington, DE	19808
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

The number of shares of the registrant’s Common Stock outstanding as of September 14, 2005 was 5,054,100.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF ASSETS AND LIABILITIES
JULY 31, 2005 AND APRIL 30, 2005

	July 31,	April 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Investment in securities, at fair value (cost: $614,500)	$2,115,601	$2,782,976
Cash and cash equivalents	105,328	158,453
Miscellaneous receivables	27,395	27,095
Due from affiliates	19,520	19,820
Prepaid expenses	8,804	9,371
Property and Equipment, net	11,246	12,077
Rent deposit	1,100	1,100
TOTAL ASSETS	2,288,994	3,010,892

LIABILITIES
Accounts payable and accrued expenses	81,472	$61,854
Deferred income taxes	286,400	653,000
TOTAL LIABILITIES	367,872	714,854

NET ASSETS	$1,921,122	$2,296,038

ANALYSIS OF NET ASSETS:
Net capital paid in on shares of capital stock	$1,486,175	$1,305,375
Distributable earnings	434,947	990,663
Net assets	$1,921,122	$2,296,038

Equivalent per share value based on 4,940,350 shares
of capital stock outstanding as of July 31, 2005
and 4,808,200 shares of captial stock outstanding
as of April 30, 2005	$0.39	$0.48

(See accompanying notes to financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
JULY 31, 2005
(Unaudited)

Common Stocks - United States - 100%	Business	% of Portfolio	Number of Shares	Fair Value

BF Acquisition Group III, Inc.	Inactive company	0.1%	75,000	$1,625

BF Acquisition Group V, Inc.	Inactive company	0.1%	100,000	1,625

		0.2%	175,000	3,250

FundraisingDirect.com, Inc.	Sales and distribution of fundraising products	0.4%	5,000	8,333

Gelstat Corporation	Consumer health care company	6.8%	221,429	143,929

Neptune Industries, Inc.	Seafood production	1.2%	47,619	25,714

PSI-TEC Corporation	Plastcis engineering	81.9%	587,500	1,733,125

Theater Extreme Entertainment Group, Inc.	Home theater sales and installation	9.5%	575,000	201,250

Total (aggregate cost $614,500)		100.0%		$2,115,601

(See accompanying notes to financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2005
(Unaudited)

Income
Management services	$-

Expenses
Depreciation	831
Dues and subscriptions	135
Fees and commission	4,203
Interest expense	463
Insurance	16,147
Marketing	400
Office expenses and supplies	2,399
Payroll	107,308
Payroll taxes	7,587
Postage, delivery and shipping	996
Professional fees	94,854
Rent	3,900
Telephone	1,133
Travel and entertainment	13,780
Utilities	805
254,941

Loss From Operations	(254,941)

Unrealized Depreciation on Investments	(667,375)

Income Tax Benefit - Deferred	366,600

Net Decrease in Net Assets Resulting from Operations	$(555,716)

(See accompanying notes to financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED JULY 31, 2005
(Unaudited)

DECREASE IN NET ASSETS FROM OPERATIONS
Loss from operations	$(254,941)
Unrealized depreciation on investments, net of taxes	(300,775)

NET DECREASE IN NET ASSETS RESULTING FROM
OPERATIONS	(555,716)

CAPITAL SHARE TRANSACTIONS	180,800

TOTAL DECREASE	(374,916)

NET ASSETS, BEGINNING OF YEAR	2,296,038

NET ASSETS, END OF PERIOD	$1,921,122

(See accompanying notes to financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2005
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(555,716)
Adjustments to reconcile net decrease in net assets from
operations to net cash used in operating activities:
Depreciation expense	831
Net unrealized depreciation on investments	667,375
Deferred income taxes	(366,600)
Net changes in miscellaneous receivables	(300)
Net changes in due from affiliates	300

Prepaid expenses	567
Net changes in accounts payable and accrued expenses	19,618
Net cash used in operating activities	(233,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-
Lease deposit	-
Decrease (Increase) in notes receivable	-
Net cash used in investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	180,800

NET DECREASE IN CASH	(53,125)

CASH, BEGINNING OF YEAR	158,453

CASH, END OF PERIOD	$105,328

(See accompanying notes to financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
July 31,2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the period indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K and amendments thereto as filed with the Securities and Exchange Commission.

Nature of Business
The Company is a newly organized (inception date of August 16, 2004), closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels. The Company refers to companies in which it invests as “portfolio companies.”

Security Valuations

Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc.) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately-held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors.

Investment securities are exposed to various risks, such as overall market volatility. Due to the level of risk associated with the securities of certain portfolio companies, it is likely that changes in their values will occur in the near term and that such changes could materially affect the amounts reported in the statement of assets and liabilities at future dates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Equivalents
For purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s balances with financial institutions may exceed the insured amount provided by the Federal Deposit Insurance Corporation.

Recently Issued Accounting Pronouncements
In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation”to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2005
(Unaudited)

NOTE 2 - INVESTMENTS

Portfolio companies consist of the following:
	Number of
	Shares Held		Value at	Unrealized
	at July 31, 2005	Cost	July 31, 2005	Gain (Loss)
Affiliated Securities*
BF Acquisition Group III, Inc.	75,000	$1,625	$1,625	$-
BF Acquisition Group V, Inc.	100,000	1,625	1,625	-
Total Affiliated Securities		3,250	3,250	-

Non-affiliated Securities
FundraisingDirect.com, Inc.	5,000	5,000	8,333	3,333
Gelstat Corporation	221,429	350,000	143,929	(206,071)
Neptune Industries, Inc.**	47,619	20,000	25,714	5,714
PSI-TEC Corporation	587,500	35,000	1,733,125	1,698,125
Theater Extreme Entertainment
Group, Inc.	575,000	201,250	201,250	-
Total Non-affiliated Securities		611,250	2,112,351	1,501,101

Total Securities		$614,500	$2,115,601	$1,501,101

* Investments in portfolio companies in which the Company owns 5% of more of the outstanding voting securities is deemed an “affiliated company.”
** On June 9, 2005, there was a six for one reverse split on Neptune Industries, Inc. shares

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2005
(Unaudited)

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

The deferred income tax benefit consists of the following:

Current:
Federal	$-
State	-

Total Current	$-

Deferred:
Federal	$(286,300)
State	(80,300)

Total Deferred	$(366,600)

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$(313,600)
State income taxes, net of federal taxes	(53,000)

$(366,600)

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward. There are no other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:

Unrealized gains	$(596,600)
Net operating loss	310,200

Total	$(286,400)

At July 31, 2005, the Company had a net operating loss carryforward of approximately $780,000, which if not used will expire in 2025.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
July 31,2005
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	$10,170
Due from BF Acquisition Group III, Inc	9,350

Total	$19,520

NOTE 5 - CAPITAL SHARE TRANSACTIONS

During the three months ended July 31, 2005, 132,150 shares were issued for proceeds of $180,800.

NOTE 6 - SUBSEQUENT EVENTS

During the month of August, 2005, the Company raised capital of $227,500 through the issuance of 113,750 shares of its common stock. .

NOTE 7 - FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$0.48

Loss from operations, net of tax benefit	(0.03)
Unrealized depreciation on investment, net of taxes	(0.09)
(0.12)
Add capital share transactions	0.03

Net asset value, end of period	$0.39

Total Return	-26.40%

Average Net Assets as a percentage of:
Expenses (annualized)	48.40%
Management income (annualized)	0.0%

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended July 31, 2005

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

The income that the Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the disposition proceeds of these securities of portfolio companies will most likely make up most of the Company's revenues. Consequently, the Company's success or failure will depend on investing in portfolio companies the securities which appreciate in value more than the sum of Company operating expenses and the amount by which portfolio company securities depreciate in value. There is no assurance that the Company will be able to do so.

Pursuant to the requirements of the Investment Company Act of 1940, as amended, the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts although doing so does not relieve the Board of its obligations to determine fair value. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

   The Company's total assets were $2,288,994 and its net assets were $1,921,122 at July 31, 2005, compared to $3,010,892 and $2,296,038, respectively, at April 30, 2005. Net assets decreased by $374,916 for the three months ended July 31, 2005, and net asset value per share decreased from $0.48 per share at April 30 2005 to $0.39 per share at July 31, 2005.

   The declines in total assets, net assets and net asset value per share during the three months ended July 31, 2005 were primarily attributable to the unrealized depreciation on investments of $667,375 during such period, mainly due to a decrease in the value of our investments in Gelstat Corporation ($159,429) and PSI-TEC Corporation ($499,375).

The Company's financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company’s help. The Company has invested a substantial portion of its assets in development stage or start-up companies. These private businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

At July 31, 2005, $2,115,601 or 92.4% of the Company's assets consisted of investments, of which net unrealized gains before the income tax effect was $1,501,101. Deferred taxes on account of unrealized gains have been estimated at approximately $596,600. At July 31, 2005, the Company’s holdings of PSI-TEC Corporation were valued at $1,733,125 which represented 82% of the total Company portfolio at that date.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company does not expect to liquidate any of its investments in the near future.

Results of Operations

The Company's financial statements have been prepared in conformity with the United States generally accepted accounting principles. On this basis, the principal measure of an investment company's financial performance during a time period is the change in net assets during such period. Such change results from (i) income or loss from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

   For the three months ended July 31, 2005, the Company had no revenues for services but incurred operating expenses of $254,941, the principal components of which were payroll of $107,308 and professional fees of $94,854. Consequently, the Company incurred an operational loss of $254,941.

The Company had unrealized appreciation of $904,501, net of taxes at July 31, 2005.

On July 31, 2005, the Company had a net operating loss carry-forward of approximately $780,000, which if not used, will expire in 2025.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. At July 31,, 2005 the Company had approximately $100,000 in cash and liquid assets.

The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, that they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements.

The Company’s cash expenses approximate $80,000 per month. Because Company revenues, when received, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy its ongoing monthly expenses. Consequently, for the Company to be able to avoid having to defer expenses or sell portfolio company’s securities to raise cash to pay operating expenses, it will need to sell at least $80,000 per month of common stock. There is no assurance that the Company will be able to do so. The Company will be unable to make any new investments unless it succeeds in raising cash in excess of the amounts needed for ongoing operations.

   The Company is currently offering to sell, on a best efforts basis, up to $4,000,000 of its common stock, $.001 par value per share at a price of not less than $2.00 per share pursuant to Regulation E promulgated under the Securities Act of 1933. The offering is open only to appropriate investors in states where the Company has complied with the appropriate Blue Sky laws. Potential investors have been referred to the Company by current shareholders and acquaintances of its Board of Directors and Board of Advisors.

The Company provides its prospective investors with its Offering Circular dated August 1, 2005 and a Subscription Agreement governed by the laws of the State of Delaware. At the following dates the Company had sold the respective number of shares indicated pursuant to the offering:

	August 31, 2005	July 31, 2005	April 30,2005

Number of shares	305,100	191,350	142,700
Proceeds of sale	$610,200	$382,700	$285,400

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company's Annual Report on Form 10-K filed on July 28. 2005.

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

PART II
OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

The Company sold or issued the following shares of common stock, par value $0.001 per share between May 1, 2005 and July 31, 2005 inclusive:

Date of Sale	Number of Shares Sold (a)	Purchasers	Consideration Paid per Share (b)	Securities Act Exemption Claimed

May 1, 2005 through June 30, 2005	83,500	4 Investors	$1.00	§ 4(2)

May 1, 2005 through July 31, 2005	48,650	77 Investors	$2.00	§ 3(b) and (c)
TOTAL	132,150
__________________________

(a)	No underwriter or broker-dealer participated in the sale.
(b)	All proceeds were used to invest in portfolio companies or to pay routine operating expenses.

Item 6.             Exhibits.

The following exhibits are included herein:

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Capital Management, Inc.

Date:	September 14, 2005	By:	/s/ Michael D. Queen
Michael D. Queen, President

Date:	September 14, 2005	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer