Form 10-Q
period 2005-10-31
Universal Capital Management, Inc.
filed 2005-12-15
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The number of shares of the registrant’s Common Stock outstanding as of December 14, 2005 was 5,112,468.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF ASSETS AND LIABILITIES

	October 31, 2005	April 30, 2005
	(Unaudited)	(Audited)

ASSETS
Investment in Securities, at fair value (cost: $1,339,600 and 614,500)	2,777,967	2,782,976
Cash and Cash Equivalents	100,601	158,453
Miscellaneous Receivables	46,145	27,095
Due from Affiliates	10,425	19,820
Prepaid Expenses	7,775	9,371
Property and Equipment, net	11,127	12,077
Rent Deposit	1,100	1,100
TOTAL ASSETS	$2,955,140	$3,010,892

LIABILITIES
Accounts Payable and Accrued Expenses	39,422	61,854
Deferred Revenue	481,800	-
Deferred Income Taxes	269,500	653,000
TOTAL LIABILITIES	$790,722	$714,854

NET ASSETS	$2,164,418	$2,296,038

ANALYSIS OF NET ASSETS:
Net Capital Paid in on Shares of Capital Stock	1,758,975	1,305,375
Distributable Earnings	405,443	990,663
Net Assets	$2,164,418	$2,296,038

Equivalent per share value based on 5,076,800 shares
of capital stock outstanding as of October 31, 2005
and 4,808,200 shares of capital stock outstanding
as of April 30, 2005	$0.43	$0.48

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
SCHEDULE OF INVESTMENTS
OCTOBER 31, 2005
(Unaudited)

		% of	Number of
Common Stocks - United States - 100%	Business	Portfolio	Shares	Fair Value

BF Acquisition Group V, Inc.	Inactive company	0.06%	100,000	$1,625

IPI Fundraising, Inc.	Sales and distribution of	0.36%	575,000	9,958
	fundraising products

Gelstat Corporation	Consumer health care	1.99%	221,429	55,357
	Company

Neptune Industries, Inc.	Seafood production	0.29%	47,619	8,095

PSI - TEC Holdings, Inc.	Plastics engineering	45.36%	787,500	1,260,000

Theatre Xtreme Entertainment Group, Inc.	Home theater sales and	7.24%	575,000	201,250
	Installation

BroadRelay Holdings, Inc.	High speed internet media	44.70%	564,401	1,241,682

Total (aggregate cost $1,339,600)		100.00%		$2,777,967

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2005 AND FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO OCTOBER 31, 2004
(Unaudited)

	Three months ended		Six months ended
		August 16, 2004
		(Inception) to
	October 31, 2005	October 31, 2004	October 31, 2005

Income
Management Services	$243,300	$10,000	$243,300

Expenses
Depreciation	119	350	950
Dues and Subscriptions	285	250	420
Fees and Commissions	5,358	19	9,561
Interest Expense	466	-	929
Insurance	15,943	-	32,090
Marketing	-	-	400
Office Expenses and Supplies	(760)	8,579	1,639
Payroll	125,192	-	232,500
Payroll Taxes	5,339	-	12,927
Postage, Delivery and Shipping	711	236	1,706
Professional Fees	60,409	13,905	155,263
Rent	4,300	5,020	8,200
Telephone	741	1,157	1,874
Travel and Entertainment	8,275	2,001	22,055
Utilities	593	622	1,397
	226,971	32,139	481,911

Income (Loss) from Operations	16,329	(22,139)	(238,611)

Unrealized Appreciation (Depreciation) on Investments	(62,734)	1,204,196	(730,109)

Income Tax Benefit (Deferred)	16,900	(470,000)	383,500

Net Increase (Decrease) in Net Assets Resulting from Operations	$(29,505)	$712,057	$(585,220)

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005
(Unaudited)

INCREASE IN NET ASSETS FROM OPERATIONS
Loss from operations	$(238,611)
Unrealized depreciation on investments, net of taxes	(346,609)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(585,220)

CAPITAL SHARE TRANSACTIONS	453,600

TOTAL DECREASE	(131,620)

NET ASSETS, BEGINNING OF PERIOD	2,296,038

NET ASSETS, END OF PERIOD	$2,164,418

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO OCTOBER 31, 2004
(Unaudited)

		August 16, 2004 (Inception)
	October 31, 2005	to October 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(585,220)	$712,057
Adjustments to reconcile net decrease in net assets from
operations to net cash used in operating activities:
Purchase of investment securities	-	(300,000)
Investment securities received in exchange for management services	(243,300)	(10,000)
Depreciation expense	950	350
Net unrealized (appreciation) depreciation on investments	730,109	(1,204,196)
Deferred Income Taxes	(383,500)	470,000
Net changes in miscellaneous receivables	(19,050)	-
Net changes in due from affiliates	9,395	(47,829)

Prepaid expenses	1,596	-
Net changes in accounts payable and accrued expenses	(22,432)	10,487
Net cash used in operating activities	(511,452)	(369,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(9,801)
Lease deposit	-	(1,100)
Net cash used in investing activities	-	(10,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	453,600	419,600

NET DECREASE IN CASH	(57,852)	39,568

CASH, BEGINNING OF YEAR	158,453	-

CASH, END OF PERIOD	$100,601	$39,568

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financials statements of Universal Capital Management, Inc. (the “Company”) are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the period indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and noted thereto included in the Company’s annual report on Form 10-K and amendments thereto as filed with the Securities and Exchange Commission.

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

Security Valuations

Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc.) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately-held companies) for which quotations are not readily available are valued at fair value determined by the board of directors.

Investment securities are exposed to various risks, such as overall market volatility. Due to the level of risk associated with the securities of certain portfolio companies, it is likely that changes in their values will occur in the near term and that such changes could materially affect the amounts reported in the statement of assets and liabilities at future dates.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalent.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

Income Taxes

Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise principally from the recognition of unrealized gains or losses from appreciation in investment value for financial statements purposes, while for income tax purposes, gains or losses are only recognized when realized (disposition). When unrealized gains and losses result in a net unrealized loss, provision is made for a deferred tax asset. When unrealized gains and losses result in a net unrealized gain, provision is made for a deferred tax liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, the Company’s balances with financial institutions may exceed the insured amount provided by the Federal Deposit Insurance Corporation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - INVESTMENTS

Portfolio Companies consist of the following:

	Number of Shares Held at October 31, 2005	Cost	Value at October 31, 2005	Unrealized Gain / (Loss)

Affiliated Securities*
BF Acquisition Group V, Inc.	100,000	$1,625	$1,625	$-

Total Affiliated Securities		1,625	1,625	-

Non-affiliated Securities
IPI Fundraising, Inc.***	575,000	6,625	9,958	3,333
Gelstat Corporation	221,429	350,000	55,357	(294,643)
Neptune Industries, Inc.**	47,619	20,000	8,095	(11,905)
PSI - TEC Holdings, Inc.	787,500	619,000	1,260,000	641,000
Theater Xtreme Entertainment Group, Inc.	575,000	201,250	201,250	0
BroadRelay Holdings, Inc.	564,401	141,100	1,241,682	1,100,582

Total Non-Affiliated Securities		1,337,975	2,776,342	1,438,367

Total Securities		$1,339,600	$2,777,967	$1,438,367

* Investments in portfolio companies in which the Company owns 5% or more of the outstanding voting securities are deemed an "affiliated person."
** On June 9, 2005, there was a six for one reverse split on Neptune Industries, Inc. shares.
*** BF Acquisition Group III, Inc. and FundraisingDirect.com merged into IPI Fundraising Inc. in October 2005.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

The deferred income tax benefit consists of the following:

Deferred:
Federal	$(301,300)
State	(82,200)

Total Deferred	$(383,500)

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$(329,800)
State income taxes, net of federal taxes	(53,700)

$(383,500)

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward.
There are no other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:

Unrealized gains	$(574,500)
Net operating loss	305,000

Total	$(269,500)

At October 31, 2005, the Company had a net operating loss carryforward of approximately $763,671, which if not used will expire in 2025.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	$10,425

Total	$10,425

NOTE 5 - CAPITAL SHARE TRANSACTIONS

During the six months ended October 31, 2005, 268,600 shares were issued for proceeds of $453,600.

NOTE 6 - FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$0.48

Income from operations, net of tax benefit	(0.03)
Unrealized depreciation on investment, net of taxes	(0.11)
(0.14)
Add capital share transactions	0.09

Net asset value, end of period	$0.43

Total Return	-9.9%

Average Net Assets as a percentage of :
Expenses (annualized)	39.8%
Management income (annualized)	20.1%

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. Readers should not place undue reliance on these forward-looking statements.

The following discussion is qualified by reference to, and should be read in conjunction with the Company’s financial statements and the notes thereto, and the Management’s Discussion and Analysis section for the fiscal year ended April 30, 2005, included in the Company’s Annual Report on Form 10-K.

Business Overview

The Company’s primary business is to invest in emerging growth companies. The Company intends to assist these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth. Management is devoting most of its efforts to general business planning, raising capital, and seeking appropriate investments.

The Company’s primary investment objective is to increase its net assets by adding value to the portfolio companies and thus, to shareholder value. Management believes that the Company will be able to achieve these objectives by concentrating on investments in companies which are most likely to benefit from management’s expertise in finance, strategic planning, operations, and technology.

The income that the Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the disposition proceeds of these securities of portfolio companies will most likely make up most of the Company’s revenues. Consequently, the Company’s success or failure will depend on investing in portfolio companies the securities of which appreciate in value more than the sum of Company operating expenses and the amount by which portfolio company securities depreciate in value. There is no assurance that the Company will be able to do so.

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

The Board of Directors bases its determination on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall stock market.

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

Financial Condition

The Company’s total assets were $2,955,140 and its net assets were $2,164,418 at October 31, 2005, compared to $3,010,892 and $2,296,038, respectively, at April 30, 2005. Net assets decreased by $131,620 for the six months ended October 31, 2005, and net asset value per share decreased to $0.43 per share at October 31, 2005 from $0.48 per share at April 30, 2005.

The changes in total assets, net assets and net asset value per share during the six months ended October 31, 2005 were primarily attributable to:

•
The reduction of unrealized appreciation on investments of approximately $730,000 mainly due to a decrease in value of shares of PSI-TEC Holdings, Inc., Gelstat Corporation, and Neptune Industries, Inc. offset in part by an unrealized gain on the recently acquired shares of BroadRelay Holdings, Inc.

•	The increase by 200,000 shares in the Company’s investment in PSI-TEC Holdings, Inc.

•	The Company’s investment in 564,401 shares of BroadRelay Holdings, Inc.

•	The increase in deferred revenue of $481,800.

•	The reduction in deferred taxes of $383,500.

•	The sale of 268,600 of the Company’s common shares for proceeds of $453,600.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of $473,125 on its holdings of PSI-TEC Holdings, Inc. in the three months ended October 31, 2005 as a result of a decline in the value of the portfolio shares from $1,733,125 to $1,260,000 during the time period. By contrast, the Company incurred an unrealized gain as a result of the listing of the shares of BroadRelay Holdings, Inc. for trading on the Pink Sheets and the increase in the price of the portfolio shares to $1,241,682 on October 31, 2005.

The Company’s financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company’s help. The Company has invested a substantial portion of its assets in development stage or start-up companies. These private businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

At October 31, 2005, $2,777,967 or 94.0% of the Company’s assets consisted of investments, of which net unrealized gains before the income tax effect was $1,438,367. Deferred taxes on account of unrealized gains have been estimated at approximately $574,500. At October 31, 2005, the Company’s holdings of PSI-TEC Holdings, Inc. and BroadRelay Holdings, Inc. were valued at $1,260,000 and $1,241,682 respectively, which combined represented more than 90% of the total Company portfolio at that date.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company does not expect to liquidate any of its investments in the near future.

Results of Operations

The Company’s financial statements have been prepared in conformity with the United States generally accepted accounting principles. On this basis, the principal measure of an investment company’s financial performance during a time period is the net change in net assets during such period. Such change results from (i) income from operations, net of operating expenses, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

Three months ended October 31, 2005 compared to the period August 16, 2004 (Date of Inception) to October 31, 2004.

The Company generated revenue for services of $243,300 for the three months ended October 31, 2005 compared to $10,000 for the period August 16, 2004 (Date of Inception) to October 31, 2004. 100% of the Company’s revenue for services was received in the form of equity securities for the three months ended October 31, 2005 and for the period ended October 31, 2004.

Total operating expenses for the three months ended October 31, 2005 were $226,791, the principal components of which were payroll of $125,192, professional fees of $60,409 and insurance of $15,943. These expenses compared to $32,139 for the period ended October 31, 2004, the principal components of which were professional fees of $13,905 and office expenses and rent of $13,599.

The Company realized income from operations of $16,329 for the three months ended October 31, 2005 compared to a loss from operations of ($22,139) for the period ended October 31, 2004.

The Company had unrealized appreciation of $863,867, net of taxes, at October 31, 2005 compared to unrealized appreciation of $725,196, net of taxes, at October 31, 2004.

Six months ended October 31, 2005

On October 31, 2004 the Company had been in existence only since August 16, 2004 (Date of Inception) which precludes a meaningful comparison with the six months ended October 31, 2005.

The Company generated revenue for services of $243,300 for the six months ended October 31, 2005. 100% of the Company’s revenue for services was received in the form of equity securities for the six months ended October 31, 2005.

Total operating expenses for the six months ended October 31, 2005 were $481,911, the principal components of which were payroll of $232,500, professional fees of $155,263 and insurance of $32,090.

The Company realized a loss from operations of ($238,611) for the six months ended October 31, 2005.

On October 31, 2005, the Company had a net operating loss carry-forward of approximately $763,671 which if not used, will expire in 2025.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. At October 31, 2005 the Company had approximately $100,000 in cash and liquid assets.

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

The Company’s cash expenses approximate $75,000 per month. Because Company revenues, when received, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company’s ongoing monthly expenses. Consequently, for the Company to be able to avoid having to defer expenses or sell portfolio securities to raise cash to pay operating expenses, it will need to sell at least $75,000 per month of common stock. There is no assurance that the Company will be able to do so. The Company will be unable to make any new investments unless it succeeds in raising cash in excess of the amounts needed for ongoing operations.

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

The Company provides its prospective investors with its Offering Circular dated October 1, 2005 and a Subscription Agreement governed by the laws of the State of Delaware. At the following dates the Company had sold the respective number of shares indicated pursuant to the offering:

	November 30, 2005	October 31, 2005	April 30, 2005
Number of shares	346,460	328,800	142,700
Proceeds of sale	$692,920	$655,600	$285,400

Management believes that the Company will continue to be successful in its fundraising efforts and in attracting new portfolio companies because of expressions of interest received by the Company from attractive development stage companies seeking funding and because of the Company’s success in raising funds thus far.

Critical Accounting Estimates

There were no material critical accounting estimates or assumptions for this reporting period.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosure about market risk since the Company’s Annual Report on Form 10-K filed on July 28, 2005.

Item 4	Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Universal Capital Management, Inc.

Date: December 15, 2005	By:	/s/ Michael D. Queen
Michael D. Queen, President

Date: December 15, 2005	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer