Form 10-Q
period 2006-01-31
Universal Capital Management, Inc.
filed 2006-03-16
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                            (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one). Large accelerated filer _ Accelerated filer _ Non-accelerated filer x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2006 was 4,851,234

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC. (A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF ASSETS AND LIABILITIES

	January 31, 2006	April 30, 2005
	(Unaudited)	(Audited)
ASSETS
Investment in Securities, at fair value (cost: $2,539,600 and $614,500)	$3,923,936	$2,782,976
Cash and Cash Equivalents	28,658	158,453
Miscellaneous Receivables	26,795	27,095
Due from Affiliates	25,395	19,820
Prepaid Expenses	5,287	9,371
Property and Equipment, net	10,063	12,077
Rent Deposit	1,100	1,100
TOTAL ASSETS	$4,021,824	$3,010,892

LIABILITIES
Accounts Payable and Accrued Expenses	75,726	61,854
Note Payable	100,000	-
Deferred Revenue	1,252,284	-
Deferred Income Taxes	289,600	653,000
TOTAL LIABILITIES	$1,717,610	$714,854

NET ASSETS	$2,304,214	$2,296,038

ANALYSIS OF NET ASSETS:
Net Capital Paid in on Shares of Capital Stock	1,865,290	1,305,375
Distributable Earnings	438,924	990,663
Net Assets	$2,304,214	$2,296,038

Equivalent per share value based on 4,779,959 shares
of capital stock outstanding as of January 31, 2006
and 4,808,200 shares of capital stock outstanding
as of April 30, 2005	$0.48	$0.48
See accompanying notes to financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
SCHEDULE OF INVESTMENTS
JANUARY 31, 2006
(Unaudited)

		Approx %	% of	Number of
Common Stocks - United States - 100%	Business	Owned	Portfolio	Shares	Fair Value	Share Listing

BF Acquisition Group V, Inc.*	Inactive company	9.9%	0.04%	100,000	$1,625	Private

AccelaPure Corporation*	Pharmaceutical purification service company	12.5%	25.48%	1,000,000	1,000,000	Private

Subtotal affiliates			25.53%		1,001,625

IPI Fundraising, Inc.	Sales and distribution of fundraising products	1.1%	0.00%	575,000	-	Private

Gelstat Corporation	Consumer health care Company	1.6%	1.69%	221,429	66,428	OTCBB

Neptune Industries, Inc.	Seafood production	0.3%	0.29%	47,619	11,439	OTCBB

PSI - TEC Corporation	Plastics engineering	2.1%	28.57%	787,500	1,121,250	Pink Sheets

Theatre Xtreme Entertainment Group, Inc.	Home theater sales and Installation	3.2%	14.65%	575,000	575,000	Private

BroadRelay Holdings, Inc.	High speed internet media	3.8%	29.26%	964,401	1,148,194	Pink Sheets
Subtotal non-affiliates			74.47%		2,922,311

Total (aggregate cost $2,539,600)			100.00%		$3,923,936

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

See accompanying notes to financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005 AND THE NINE MONTHS ENDED JANUARY 31, 2006 AND
THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO JANUARY 31, 2005

(Unaudited)

	Three months ended	Three months ended	Nine months ended	August 16, 2004 (Inception) to
	January 31, 2006	January 31, 2005	January 31, 2006	January 31, 2005
Income
Management Services	$329,517	$-	$572,817	$10,000

Expenses
Bad Debt	19,350	-	19,350	-
Depreciation	475	393	1,425	743
Dues and Subscriptions	-	35	420	285
Fees and Commissions	2,563	1,833	12,124	1,833
Interest Expense	168	-	1,097	-
Insurance	15,673	3,358	47,763	8,239
Licenses and permits	75	221	75	240
Marketing	-	-	400	-
Office Expenses and Supplies	5,344	1,315	6,983	5,013
Payroll	109,153	104,500	341,653	104,500
Payroll Taxes	4,485	8,333	17,411	8,333
Postage, Delivery and Shipping	940	3,462	2,646	3,698
Professional Fees	33,962	32,066	189,225	45,971
Rent	4,200	3,825	12,400	8,845
Telephone	610	490	2,484	1,647
Travel and Entertainment	22,956	2,103	45,011	4,104
Utilities	1,952	357	3,349	979
	221,906	162,291	703,816	194,430

Income (Loss) from Operations	107,611	(162,291)	(130,999)	(184,430)

Unrealized Appreciation (Depreciation) on Investments	(54,031)	(379,042)	(784,140)	825,154

Income Tax Benefit (Provision)	(20,100)	142,200	363,400	(327,800)

Net Increase (Decrease) in Net Assets Resulting from Operations	$33,480	$(399,133)	$(551,739)	$312,924

See accompanying notes to financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED JANUARY 31, 2006
(Unaudited)

INCREASE IN NET ASSETS FROM OPERATIONS
Income (Loss) from operations	$(130,999)
Unrealized depreciation on investments, net of taxes	$(420,740)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(551,739)

CAPITAL SHARE TRANSACTIONS	559,915

TOTAL INCREASE	8,176

NET ASSETS, BEGINNING OF YEAR	2,296,038

NET ASSETS, END OF PERIOD	$2,304,214

See accompanying notes to financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
(A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) T0
JANUARY 31, 2005
(Unaudited)

	Nine months ended	(August 16, 2004 (Inception)
	January 31, 2006	to January 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(551,739)	$312,924
Write-off of due from affiliate, deemed uncollectible	19,350
Adjustments to reconcile net decrease in net assets from
operations to net cash used in operating activities:
Purchase of investment securities	-	(300,000)
Investment securities received in exchange for management services	(572,817)	(10,000)
Depreciation expense	1,425	743
Net unrealized (appreciation) depreciation on investments	784,140	(825,154)
Deferred Income Taxes	(363,400)	327,800
Net changes in miscellaneous receivables	300	-
Net changes in due from affiliates	(24,925)	(58,129)

Prepaid expenses	4,084	-
Net changes in accounts payable and accrued expenses	13,872	35,860
Net cash used in operating activities	(689,710)	(515,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(11,000)
Lease deposit		(1,100)
Net cash used in investing activities	-	(12,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	559,915	581,200

NET INCREASE (DECREASE) IN CASH	(129,795)	53,144

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	158,453	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,658	$53,144

In January, the Company entered into a promissory note agreement with BroadRelay Holdings, Inc. in the amount of $100,000.

See accompanying notes to financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 as filed with the Securities and Exchange Commission.

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

Security Valuations
Investments in securities traded on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc.) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors.

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

Cash and Equivalents
For purposes of the Statement of Cash Flows, the Company considers all investment instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Furniture and fixtures 5 to 7 years
Computer and office equipment 3 to 7 years

Income Taxes
Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise principally from the recognition of unrealized gains or losses from appreciation in investment value for financial statement purposes, while for income tax purposes, gains or losses are only recognized when realized (i.e., on disposition). When unrealized gains and losses result in a net unrealized loss, provision is made for a deferred tax asset. When unrealized gains and losses result in a net unrealized gain, provision is made for a deferred tax liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - INVESTMENTS

Portfolio Companies consist of the following:

	Number of
	Shares held at		Value at	Unrealized
	Jan 31, 2006	Cost	Jan 31, 2006	Gain / (Loss)

Affiliated Securities*
BF Acquisition Group V, Inc.	100,000	$ 1,625	$ 1,625	$ -
AccelaPure Corporation	1,000,000	1,000,000	1,000,000	-

Total Affiliated Securities		$1,001,625	$1,001,625	-

Non-affiliated Securities
IPI Fundraising, Inc.***	575,000	6,625	-	(6,625)
Gelstat Corporation	221,429	350,000	66,428	(283,572)
Neptune Industries, Inc.**	47,619	20,000	11,439	(8,561)
PSI - TEC Corporation	787,500	619,000	1,121,250	502,250
Theater Xtreme Entertainment Group, Inc.	575,000	201250	575,000	373,750
BroadRelay Holdings, Inc.	964,401	341,100	1,148,194	807,094

Total Non-Affiliated Securities		1,437,975	2,922,311	1,384,336

Total Securities		$2,539,600	$3,923,936	$1,384,336

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

**On June 9, 2005, there was a six for one reverse split on Neptune Industries, Inc. shares.
***BF Acquisition Group III, Inc. and FundraisingDirect.com, Inc. merged into IPI Fundraising Inc.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

The deferred income tax benefit consists of the following:

Deferred:
Federal	$283,700
State	79,700

Total Deferred	$363,400

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$311,100
State income taxes, net of federal taxes	52,300

$363,400

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward.
There are no other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:

Unrealized gains	$(550,300)
Net operating loss	260,700

Total	$(289,600)

At January 31, 2006, the Company had a net operating loss carryforward of approximately $656,060 which, if not used, will expire in 2025.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	$25,395

Total	$25,395

NOTE 5 - SUBSCRIPTION AGREEMENT

        On January 25, 2006, the Company entered into a subscription agreement for common stock and warrants with BroadRelay Holdings, Inc. In the agreement the Company subscribed for 400,000 shares of common stock of BroadRelay Holdings, Inc. and warrants to purchase an additional 200,000 shares of common stock exercisable at $1.00 per share. The warrants expire on December 15, 2006.

In order to pay for the securities subscribed, the Company signed a promissory note payable to BroadRelay Holdings, Inc. in the amount of $100,000. Interest shall accrue at the prime rate of interest. Principal and Accrued interest on the note are payable on or before May 31, 2006. The prime rate of interest was 7.50% at January 31, 2006.

NOTE 6 - CAPITAL SHARE TRANSACTIONS

During the nine months ended January 31, 2006, 321,759 shares of common stock of the Company were issued for proceeds of $559,915.  On January 31, 2006 pursuant to a Share Contribution Agreement, David Bovi and William Colucci contributed 200,000 and 150,000 shares of common stock of the Company, respectively, to the Company.  These shares were received by them in the merger of BF Acquisition Group IV, Inc. with the Company were contributed to the Company without further consideration being received by either party.

NOTE 7 - BAD DEBT

On January 31, 2006, the Company determined a Note Receivable from IPI Fundraising Inc, in the amount of $19,350 to be uncollectible. The note was written off directly to bad debt expense. The Company believes that all other receivable balances at January 31, 2006 are fully collectible and no allowance for bad debts has been established.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$0.48

Income from operations, net of tax benefit	(0.02)
Unrealized depreciation on investment, net of taxes	(0.10)
(0.12)
Add capital share transactions	0.12

Net asset value, end of period	$0.48

Total Return	-5.7%

Average Net Assets as a percentage of :
Expenses (annualized)	40.7%
Management income (annualized)	33.2%

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

The following discussion is qualified by reference to, and should be read in conjunction with the Company’s financial statements and the notes thereto, and the Management’s Discussion and Analysis section for the fiscal year ended April 30, 2005 included in the Company’s Annual Report on Form 10-K

Business Overview

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

Financial Condition

The Company’s total assets were $4,021,824 and its net assets were $2,304,214 at January 31, 2006, compared to $3,010,892 and $2,296,038, respectively, at April 30, 2005. Net assets increased by $8,176 for the nine months ended January 31, 2006, and net asset value per share was $0.48 per share at January 31, 2006 and $0.48 per share at April 30, 2005.

The changes in total assets and net assets during the nine months ended January 31, 2006 were primarily attributable to:

•
The decrease in unrealized appreciation on investments of approximately $784,000 mainly due to a decrease in value of shares of PSI-TEC Holdings, Inc., Gelstat Corporation, and Neptune Industries, Inc. offset in part by an increase in the value of the shares of Theater Xtreme Entertainment Group, Inc and BroadRelay Holdings, Inc.

•	The increase of 200,000 shares in the Company’s investment in PSI-TEC Holdings, Inc.

•	The Company’s investment in 964,401 shares of BroadRelay Holdings, Inc.

•	The Company’s investment in 1,000,000 shares of AccelaPure Corporation.

•	The increase in deferred revenue of $1,252,284.

•	The decrease in deferred taxes of $363,400.

•	The sale of 321,759 of the Company’s common shares for proceeds of $559,915.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of $1,111,250 on its holdings of PSI-TEC Holdings, Inc. in the nine months ended January 31, 2006 as a result of a decline in the value of the portfolio shares from $2,232,500 to $1,121,250 during such time period. By contrast, the Company incurred an unrealized gain as a result of the listing of the shares of BroadRelay Holdings, Inc. for trading on the Pink Sheets and the increase in the price of the portfolio shares to $1,148,194 on January 31, 2006.

The Company had unrealized appreciation of $834,036, net of taxes, at January 31, 2006 compared to unrealized appreciation of $497,354, net of taxes, at January 31, 2005.

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

At January 31, 2006, $3,923,936 or 98.0% of the Company’s assets consisted of investments, of which net unrealized gains before the income tax effect was $1,384,336. Deferred taxes on account of unrealized gains have been estimated at approximately $550,300. At January 31, 2006, the Company’s holdings of PSI-TEC Holdings, Inc., BroadRelay Holdings, Inc. and AccelaPure Corporation were valued at $1,121,250, $1,148,194 and $1,000,000 respectively, which represented in the aggregate approximately 83% of the total Company portfolio at that date.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company does not expect to liquidate any of its investments in the near future.

Results of Operations

The Company’s financial statements have been prepared in conformity with the U.S. generally accepted accounting principles. On this basis, the principal measure of an investment company’s financial performance during a time period is the net change in net assets during such period. Such change results from (i) income from operations, net of operating expenses, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

Three months ended January 31, 2006 compared to the three months ended January 31, 2005.

The Company generated revenue for services of $329,517 for the three months ended January 31, 2006 compared to $0.00 for the three months ended January 31, 2005. 100% of the Company’s revenue for services was received in the form of equity securities for the three months ended January 31, 2006.

Total operating expenses for the three months ended January 31, 2006 were $221,906, the principal components of which were payroll of $109,153, professional fees of $33,962, travel and entertainment of $22,956, bad debt of $19,350 and insurance of $15,673. These expenses compared to $162,291 for the three months ended January 31, 2005, the principal components of which were payroll of $104,500, and professional fees of $32,066.

The Company realized income from operations of $107,611 for the three months ended January 31, 2006 compared to a loss from operations of ($162,291) for the three months ended January 31, 2005.

Nine months ended January 31, 2006 compared to the nine months ended January 31, 2005.

The Company generated revenue for services of $572,817 for the nine months ended January 31, 2006 compared to $10,000 for the period August 16, 2004 (date of inception) to January 31, 2005. 100% of the Company’s revenue for services was received in the form of equity securities for the nine months ended January 31, 2006 and for the period August 16, 2004 (date of inception) to January 31, 2005.

Total operating expenses for the nine months ended January 31, 2006 were $703,816, the principal components of which were payroll of $341,653, professional fees of $189,225, insurance of $47,763 and travel and entertainment of $45,011. These expenses compared to $194,430 for the period August 16, 2004 (date of inception) to January 31, 2005 the principal components of which were payroll of $104,500 and professional fees of $45,971.

The Company realized a loss from operations of ($130,999) for the nine months ended January 31, 2006 compared to a loss from operations of ($184,430) for the period August 16, 2004 (date of inception) to January 31, 2005.

The Company had unrealized depreciation of $(420,740), net of taxes, for the nine months ended January 31, 2006 compared to unrealized appreciation of $497,354, net of taxes, for the period August 16, 2004 (date of inception) to January 31, 2005.

On January 31, 2006, the Company had a net operating loss carry-forward of approximately $656,060 which, if not used, will expire in 2025.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions.

The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements.

The Company’s cash expenses approximate $70,000 per month. Because Company revenues, when received, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company’s ongoing monthly expenses. Consequently, for the Company to be able to avoid having to defer expenses or sell portfolio companies’ securities to raise cash to pay operating expenses, it will need to sell at least $70,000 per month of common stock. There is no assurance that the Company will be able to do so. The Company will be unable to make any new investments unless it succeeds in raising cash in excess of the amounts needed for ongoing operations. At January 31, 2006 the Company had approximately $30,000 in cash and liquid assets.

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

The Company provides its prospective investors with its Offering Circular dated March 15, 2006 and a Subscription Agreement governed by the laws of the State of Delaware. At the following dates the Company had sold the respective number of shares indicated pursuant to the offering:

	February 28, 2006	January 31, 2006	April 30, 2005
Number of shares	631,434	577,759	339,500
Proceeds of sale	$1,066,068	$958,718	$482,200

Management believes that the Company will continue to be successful in its fundraising efforts and in attracting new portfolio companies because of expressions of interest received by the Company from attractive development stage companies seeking funding and because of the Company’s success in raising funds thus far.

The Company’s note payable to BroadRelay Holdings, Inc. in the face amount of $100,000 comes due on May 31, 2006. The Company does not currently have the cash to pay its obligations under this note. The only means the Company has to obtain such cash is through the sale of additional shares of Company common stock or the sale of portfolio securities. There is no assurance that the Company will be able to sell enough shares before the maturity date of the note to pay its ongoing cash obligations and the amount due under the note.

Critical Accounting Estimates

Valuation

The Investment Company Act of 1940 requires periodic valuation of each investment in the Company’s portfolio to determine the Company’s net asset value. Under the Investment Company Act of 1940, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at “fair value” as determined in good faith by or under the direction of the Board of Directors.

The Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring the valuation of investments within the prescribed guidelines.

Fair value is generally defined as the amount for which an investment could be sold in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing assets, external measures of value, such as public markets or third-party transactions, are used whenever possible. Valuation is not based on long-term work-out value, or immediate liquidation value, or incremental value for potential changes that may take place in the future. The values assigned to Company investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as such amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated.

The Company’s valuation policy and methodology with respect to its portfolio companies are as follows:

Cost: The cost method is based on the Company’s original cost. This method is generally used in the early stages of a portfolio company’s development until significant events occur subsequent to the date of the original investment that dictates a change to another valuation method. Some examples of these events are: (1) a major recapitalization; (2) a major refinancing; (3) a significant third-party transaction; (4) the development of a meaningful public market for such company’s common stock; and (5) significant changes in such company’s business.

Private Market: The private market method uses actual, executed, historical transactions in a portfolio company’s securities by responsible third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by responsible third parties as a basis for valuation.

Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by the Company. However, the Company discounts market value for securities that are subject to significant legal or contractual restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation. Market value for securities traded on a securities exchange or on the Nasdaq National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the portfolio company’s securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately, the result of reconciling the judgments of our directors based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of such company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by the Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosure about market risk since the Company’s Annual Report on Form 10-K filed for the fiscal year ended April 30, 2005.

Item 4.   Controls and Procedures

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

PART II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

At the following dates the Company had sold the respective number of shares of its common stock indicated, pursuant to Rule 601 to Rule 609 of Regulation E promulgated under the Securities Act of 1933. No underwriters were involved and all securities were sold for cash.

DATE OF SALE	NUMBER OF SHARES	SALES PROCEEDS
03/01/2005 to 03/31/2005	196,800	$196,800
04/01/2005 to 04/30/2005	142,700	$285,400
05/01/2005 to 05/31/2005	7,950	$15,900
06/01/2005 to 06/30/2005	40,700	$81,400
07/01/2005 to 07/31/2005	-0-	$0.00
08/01/2005 to 08/31/2005	112,800	$225,600
09/01/2005 to 09/30/2005	12,700	$25,400
10/01/2005 to 10/31/2005	10,000	$20,000
11/01/2005 to 11/30/2005	18,660	$37,320
12/01/2005 to 12/31/2005	22,649	$45,298
01/01/2006 to 01/31/2006	12,800	$25,600
TOTALS	577,759	$958,718

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on Wednesday, December 7, 2005. Shareholders voted on three matters, the substance of these matters and the results of the voting on each such matter are described below. The record date was October 13, 2005, at which time there were 5,076,800 shares outstanding and entitled to vote at the annual meeting.

The first proposal was to elect five Directors: Michael D. Queen, Joseph T, Drennan, Jeffrey Muchow, Steven P. Pruitt, Jr. and Thomas M. Pickard, Sr. to serve until the date of the 2006 annual meeting and until their successors are respectively duly elected and qualified. Messrs. Queen, Drennan, Muchow, Pruitt and Pickard received 3,853,800, 3,853,800, 3,853,800, 3853,800 and 3,853,800 votes, respectively. 0 shares were voted against and 1,223,000 shares abstained.

The second proposal brought for a vote was the ratification of Cogen Sklar, LLP as the Company’s Independent Auditors for the 2006 fiscal year. 3,853,800 shares were voted for, 0 shares were voted against and 1,223,000 shares abstained.

The third proposal brought for a vote was the ratification of the merger of the Company with and into BF Acquisition Group IV, Inc. 3,853,800 shares were voted for, 0 shares were voted against and 1,223,000 shares abstained. In addition, 1,903,800 non-affiliated shares were voted for, 0 non-affiliated shares were voted against and 923,000 non-affiliated shares abstained.

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

Universal Capital Management, Inc.

Date: March 16, 2006	By: /s/ Michael D. Queen
Michael D. Queen, President

Date: March 16, 2006	By: /s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer