Form 10-K
period 2006-04-30
Universal Capital Management, Inc.
filed 2006-07-28
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-51132

Universal Capital Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive Suite 16	(I.R.S. Employer Identification No.)
Wilmington, DE (Address of principal executive offices)	______19808____ (Zip Code)
Registrant’s telephone number, including area code: (302) 998-8824 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Cover Page (continued)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

As of July 25, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,000,000. Such aggregate market value was computed by reference to the closing price for the registrant’s common stock on the OTC Bulletin Board on that date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of July 25, 2006 was 5,437,524.

i

PART I

Item 1. Business.

Forward-Looking Statements

Some of the information presented in this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the report, including the section titled “Risk Factors,” and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

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

Introduction

Universal Capital Management, Inc. (the “Company”), is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). The Company was formed on August 16, 2004 as a Delaware corporation. As a business development company, the Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. The Company refers to the companies in which it invests as “portfolio companies.” At April 30, 2006, the Company had equity investments of approximately $3,331,620 at fair value in eight portfolio companies.

The Company’s investment objective is to generate capital appreciation, primarily through investments in equity securities.

The Company’s principal place of business is 2601 Annand Drive, Suite 16, Wilmington, Delaware 19808. The Company’s fiscal year ends April 30.

Recent Developments

On July 24, 2006, the Company declared a dividend payable in shares of the common stock of one of its portfolio companies, Theater Xtreme Entertainment Group, Inc. (“Theater”). The dividend is payable to Company stockholders of record at the close of business on July 31, 2006 and distributable on or about August 11, 2006. The dividend consists of 0.055 shares of the common stock of Theater for each share of Company common stock owned on the record date or approximately 300,000 Theater shares in the aggregate.

Upon the distribution by Universal of shares of Theater to the Universal stockholders, for Federal income tax purposes, Universal will recognize as taxable gain the same amount it would have recognized if it had sold the Theater shares to the Universal stockholders for an amount equal to the fair market value of the Theater shares on the distribution date. Universal estimates that the Federal income tax payable as a result of the dividend will approximate $117,300.

The Company estimates that the net asset value and net asset value per share declined by approximately $160,000 and $0.03, respectively, immediately after the record date as a result of the dividend.

See also the discussion on page 21 regarding the Company’s sale of 400,000 shares of its common stock on June 15, 2006.

Investments

General

The Company makes investments in portfolio companies that require capital for technology development or growth and which will probably require managerial assistance. The Company’s primary focus is on making non-control investments in small, publicly-held companies or private companies with what management believes are valuable products, processes or franchises. Generally, the Company intends to limit total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to 10% of Company net assets at the time of investment. See Item IA, “Risk Factors - Concentration of Investments.” By limiting the size of total investment in any one portfolio company, the Company hopes to diversify its investment holdings and thereby to reduce risk. In exchange for the Company’s cash investment in or services performed for a portfolio company, the Company receives securities issued by such portfolio company.

The Company expects that substantially all portfolio company securities to be acquired will be common stock or a form of security convertible into common stock. Substantially all of these investments will be highly illiquid, and even those for which there is a market, probably could not be sold in any volume without disrupting such market.

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

The Company expects to invest primarily in development stage or start-up businesses. Substantially all of the Company’s investments are in thinly capitalized, unproven, small companies focused on risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations, and not to have attained profitability, and in some cases, not to have any revenue. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of such venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.

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

As a private equity investor, the Company spends significant time and effort identifying, structuring, performing due diligence, monitoring, developing, and valuing its investments. The Company’s portfolio companies often lack the management expertise and experience found in larger companies. As a business development company, the Company is required by the 1940 Act to make available significant managerial assistance to its portfolio companies. Company executives work with portfolio company management teams to assist them in building their businesses. Managerial assistance includes, but is not limited to, management and consulting services related to corporate finance, marketing, human resources, personnel and board member recruiting, business operations, corporate governance, risk management and other general business matters. Corporate finance assistance includes supporting the portfolio companies’ efforts to structure and attract additional capital.

Company executives regularly monitor the status and performance of each investment. This portfolio company monitoring process generally includes review of the portfolio company’s financial performance against its business plan, review of current financial statements and compliance with financial covenants, evaluation of significant current developments, and assessment of possible future exit strategies.

Portfolio Securities
The Company’s investments at April 30, 2006 were as follows:

Investment	Approximate % of Class Owned	% of Portfolio	Number of Shares	Fair Value	Fair Value Methodology**	Share Listing
Common Stocks - United States:
BF Acquisition Group V, Inc.*	9.9%	0.06%	100,000	$1,625	Cost	Private
AccelaPure Corporation*	12.5%	30.01%	1,000,000	1,000,000	Cost	Private
BroadRelay Holdings, Inc.*	4.4%	14.81%	964,401	493,489	Public Market/Restricted Securities	Pink Sheets

Subtotal affiliates*		44.88%		$1,495,114

IPI Fundraising, Inc.	1.1%	0.00%	575,000	0	Analytical	Private

Gelstat Corporation	1.4%	1.23%	221,429	40,946	Public Market/Restricted Securities	OTCBB

Neptune Industries, Inc.	0.4%	0.50%	47,619	16,667	Public Market/Restricted Securities	OTCBB

PSI - TEC Corporation	3.2%	36.13%	787,500	1,203,875	Public Market/Restricted Securities	Pink Sheets

Theatre Xtreme Entertainment Group, Inc.	3.1%	17.26%	575,000	575,000	Private Market	Private

Subtotal non-affiliates		55.12%		$1,836,506

Subtotal Common Stocks - United States (aggregate cost $2,539,600)		100%		$3,331,620

Other Investments:
Warrant to purchase 200,000 shares of BroadRelay Holdings, Inc. at an exercise price of $1.00 per share		0.00%		$0	Analytical

Total		100%		$3,331,620

*
Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an “affiliated company.” Because the Company owns beneficially 200,000 additional shares of BroadRelay Holdings, Inc. common stock pursuant to a currently exercisable Warrant (as set forth below), total beneficial ownership is approximately 5%.

**  See descriptions beginning on page 11.

For additional information about the Company’s portfolio company holdings, see Note 2 to the financial statements.

BroadRelay Holdings, Inc., a Nevada corporation, is using the power of the high-speed Internet, combined with proprietary technology, to create a world-entertainment network via the Internet. The company's primary brand, SIVOO™, will provide video entertainment (movies, live TV, games, sports and music) to U.S. non-English speaking and ethnic residents. The company plans to launch similar services internationally.

SIVOO-TV currently serves three ethnic audiences comprised of Spanish, Chinese, and Hindi speakers in the U.S., each through its own Internet Portal: the SIVOO Spanish Network, the SIVOO Chinese Network, and the SIVOO Indian Network. The Company plans to expand its capabilities to serve the top-10 foreign-language groups in the U.S. over the next two years.

Each SIVOO-TV Network broadcasts a number of specialty Internet-TV channels such as “Bollywood Music Videos”, “Hindi Musicals”, “Hindi Soap Opera”, etc. The Company produces original programming in the form of program introductions, “outros” and “tosses”, interviews, and hosted shows such as SIVOO-TV’s coverage of the 2006 Indian Film Festival in Los Angeles, for example. All of these SIVOO-TV channels are supported by the sale of Internet video advertising.

A small percentage of programming on every SIVOO-TV channel is available for free as Video-On-Demand (VOD) to registered users, and all content is available as SVOD for a small monthly subscription. Additionally, premium content, like new release movies, is available on a Pay-Per-View (PPV) basis.

Lastly, these channels are repackaged along with additional premium content and original programming and sold as SIVOO IPTV channels through major carriers for delivery to their subscribers over fiber optic networks. The Company also currently offers professional and consulting services in the area of Internet Protocol Television (IPTV), although this is viewed as a short-term revenue stream.

The Company is fundraising in order to execute existing contracts for 20,000 hours of content, encode this content for play over the Internet, purchase hardware and infrastructure to serve this new content, launch the SIVOO-TV 2.0 interface, sign on partners for reselling both banner and Internet-video advertising, and build infrastructure necessary to deliver IPTV programming to its partners. All necessary technology has been developed and is in place. The Company is in an excellent position to commercialize its offering.

AccelaPure Corporation is a new breed of drug discovery company that is focused on leveraging the advantages of a technology called Supercritical Fluid Chromatography (SFC). AccelaPure seeks to address a key obstacle in the drug discovery and development paradigm which is the rapid and efficient purification of drug molecules. The SFC technology is being used to develop a first of its kind SFC purification platform that will be applied to the creation of a natural product-based drug discovery program. AccelaPure hopes the SFC purification platform will enable it to weed out poor compounds more quickly and advance efficacious compounds faster and more efficiently through the development pipeline than previously possible. This will result in the savings of millions of development dollars and will result in getting drugs to the market faster than previously possible. Furthermore, AccelaPure will assist pharmaceutical companies in the preclinical and clinical purification of their drug compounds by using large-scale SFC purification. This will provide its collaborators with the ability to move their compounds through development rapidly and will provide AccelaPure with a revenue stream.

Theater Xtreme Entertainment Group, Inc., a Delaware corporation, is a retail store and franchise marketing company engaged in retail sales and distribution through the operating of its home cinema design centers, the sale of franchise stores, and wholesale product distribution to franchisees. This portfolio company has been operating since 2003 and has sold 19 franchises (5 of which are in operation and the others of which are in construction) in addition to operating four company stores.

Theater Xtreme’s design centers focus on the sale and installation of affordable large screen front projection in-home cinema rooms comprised of video and audio home theater components. A majority of its home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet. This portfolio company also sells theater seating, interior décor items, accessories and its digital theater management system called OneView™. Theater Xtreme targets its home theater system marketing toward a larger consumer base than traditional custom home theater companies and focuses on lower retail price points in a store setting where customers can easily and readily encounter the complete home theater experience in a number of home settings.

Retail pricing of Theater Extreme’s video systems start at under $3,000 per system. Video systems employ components from manufacturers such as Infocus®, Klipsch, Polk Audio, Bose, Denon, and Marantz. Not all stores carry all products. A basic home theater system might include a 92” screen, ceiling mounted projector, and cabling, all of which would be installed by Theater Xtreme at the customer’s choice of location. Video systems are sold as cinema packages and are branded under theater names, such as “The Rialto,” “The Majestic,” “The Palace,” and “The Grand.”

Established as a company in 1991 and incorporated in 1994 in Nevada, PSI-TEC Holdings, Inc. (“PSI-TEC”) is focused on the design and synthesis of next-generation fiber-optic materials. With humble beginnings, PSI-TEC was started in the garage and basement of Dr. Frederick J. Goetz. In 1991, with a small amount of private funding, Dr. Goetz established a laboratory in Upland, PA. PSI-TEC was thereafter invited to move its operations to laboratory space provided by the U.S. Army on Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications.

PSI-TEC is developing a new generation of advanced electro-optic plastics that convert high-speed electronic signals into optical (light) signals. Electro-optic material is the core active ingredient in high-speed fiber-optic telecommunication systems. Utilizing its proprietary technology, the company is in the process of engineering advanced electro-optic plastics which it believes may lead to significant performance advancements, component size and cost reduction, ease of processing, and thermal and temporal stability. PSI-TEC believes that polymer materials engineered at the molecular level may have a significant role in the future development of commercially significant electro-optic related products.

Electro-optic plastics appear to be capable of being tailored at the molecular level for optimal performance characteristics. Additionally, electro-optic plastics are inexpensive to manufacture and demand significantly lower power requirements (modulation voltages). Furthermore, no high-end theoretical limit exists as to the frequency at which these materials can operate. The electro-optic plastics PSI-TEC is currently developing have demonstrated in in-house testing the ability to perform many times faster (>100Gb/s) than existing crystalline technology.

PSI-TEC’s economic model anticipates that its revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of its own electro-optic device components. The company’s objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. To meet this objective, PSI-TEC intends, subject to successful testing of its technology and having available resources to:

•	Develop electro-optic product devices.
•	Continue to develop proprietary intellectual property.
•	Streamline the product development process.
•	Develop a comprehensive marketing plan.
•	Maintain/develop strategic relationships with government agencies, private firms, and academic institutions.
•	Attract seasoned executives to join in senior management positions.
•	Expand into a state-of-the-art development, testing and manufacturing facility.

Additional information can be found on PSI-TEC’s website at psiteccorp.com.

See also, Item 3, “Legal Proceedings.”

GelStat Corporation is a healthcare company engaged in research, development and marketing of over-the-counter, non-prescription consumer healthcare products, targeted at the migraine and sleep therapy market segments. A Minnesota corporation founded in May, 2002, GelStat Corporation became a publicly traded company through a merger with Developed Technology Resource, Inc. on April 30, 2003. Shares of GelStat Corporation common stock trade under the symbol “GSAC.”

GelStat Corporation believes it can improve efficacy, safety, and/or convenience. While the company engages in scientific, academic and clinical research, it is primarily a marketing driven company, dedicated to innovation and committed to building a portfolio of products with significant commercial potential.

The company’s principal efforts center on developing products for migraine therapy and to improve sleep, both multi-billion dollar global markets. The company believes its first product, GelStat™ Migraine, will become an important addition to the treatment arsenal of 25 to 50 million Americans with migraine type headaches. GelStat™ Sleep, the second product in the company’s development pipeline, is expected to benefit the approximately 70 million “problem sleepers” in the U.S. These products demonstrate GelStat’s commitment and ability to get to market quickly and economically with products that address major unmet needs.

Neptune Industries, Inc. is a Florida corporation established in 1998 to engage in commercial fish farming and related production and distribution activities in the seafood and aquaculture industries. Neptune Industries, Inc. sells Everglades striped bass to markets on the east coast of the United States and in Canada. The company recently formed a subsidiary to develop an improved fish farm environment for possible sale or licensing.

IPI Fundraising, Inc. formerly offered personal representation, exclusive product lines, outstanding prize incentives and specially trained staff to help schools, clubs, and other organizations raise money.

On December 27, 2005, IPI Fundraising, Inc. discontinued operations and the Company wrote off its investment in this portfolio company ($6,625).

BF Acquisition Group V, Inc. is a Florida corporation which currently is inactive and has no business. The shares of this company were acquired in the merger referred to on page 9.

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

Determination of Net Asset Value

The Company determines the net asset value per share of its common stock at the end of each fiscal quarter and on such other dates as is necessary. The net asset value per share of the common stock is equal to the value of the Company’s assets minus its liabilities divided by the total number of shares of common stock outstanding.

The net asset value and net asset value per share of the Company at the end of each fiscal quarter was as follows:

Date	Net Asset Value	Net Asset Value Per Share
April 30, 2006	$2,243,790	$0.46
January 31, 2006	2,304,214	0.48
October 31, 2005	2,164,418	0.43
July 31, 2005	1,921,122	0.39
April 30, 2005	2,296,038	0.48
January 31, 2005	894,124	0.22
October 31, 2005	1,131,657	0.29

At April 30, 2006, approximately 64% of the Company’s investments were recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the Board of Directors. Because there is typically no readily available market for some of the investments in the portfolio, the Company values such investments at fair value as determined in good faith by the Board of Directors. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

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

Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by the Company and the shares held by the Company bear no legal or contractual restrictions. Securities for which market quotations are readily available are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges or on the NASDAQ National Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

Public Market/Restricted Securities: When the Company holds securities which are publicly traded but under significant legal or contractual restrictions, the Board of Directors starts with the public market value of the shares as set forth in the preceding paragraph and applies an appropriate discount based on the nature and remaining duration of the restrictions.

Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company’s securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and ultimately, the result of reconciling the judgments of our directors, based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by the Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

Taxation

The Company has not elected to be taxed as a regulated investment company under subchapter M of the Internal Revenue Code. As such, the Company is subject to corporate level income taxation on its income. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, and the amortization of discounts and fees. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

Thus far the Company has not had to pay any Federal income tax.

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

At the Effective Time, each shareholder of BF was entitled to receive one-half share of voting common stock of the Company in exchange for each share of BF common stock held by such shareholder. This exchange ratio had been negotiated in early November, 2004 on behalf of BF by Messrs. David Bovi and William Colucci (the two largest shareholders of BF) and by Messrs. Joseph Drennan and Michael Queen on behalf of the Company. BF had 925,000 shares of common stock issued and outstanding at the Effective Time, and therefore, the Company was required to issue 462,500 shares of its common stock as merger consideration.

The business purpose of the merger was to eliminate the uncertainty concerning ownership rights as between the Company and BF with respect to certain portfolio investments made in early 2004. The merger was believed by the respective Boards of Directors of the constituent parties to the merger to be a fair and reasonable way of resolving such uncertainty.

The staff of the Securities and Exchange Commission (the “Staff”) questioned whether the merger may have violated Section 57 of the Investment Company Act of 1940 (the “1940 Act”). The relevant portion of Section 57 of the 1940 Act makes it unlawful for any officer, employee or promoter of a business development company, or any person controlled by an officer or employee of a business development company knowingly to sell, as principal, any security or other property to such business development company unless such sale involves solely securities of which the buyer is the issuer. The Staff questioned whether, as a result of the relationships between Mr. Bovi and Mr. Colucci on the one hand and the Company on the other hand, it may have been unlawful under Section 57 of the 1940 Act for them to “sell,” as principal, their shares of BF to the Company in the merger.

The Staff also questioned whether that the merger may have violated Section 23(b) of the 1940 Act. Section 23(b) prohibits the sale of Company shares below net asset value; the Staff questioned whether the issuance of the Company’s shares in the merger may have constituted a “sale” below net asset value.

Although the Company is respectful of the Staff’s views, the Company does not believe that the merger violated either Section 57 or Section 23(b) of the 1940 Act. The Company believes that Section 57 did not apply to the merger at all because the Company’s election to be a business development company (and thus, to be governed by the 1940 Act in the first place) occurred several months after the Merger Agreement was signed. Alternatively, the Company believes that SEC Rule 17a-4 as well as a court decision issued by the Second Circuit Court of Appeals against a not dissimilar factual background both provide that the merger did not violate Section 57 of the 1940 Act.

The Company believes that Section 23(b) did not apply to the merger at all because the Company’s election to be a business development company occurred several months after the Merger Agreement was signed.

The following unaudited pro forma financial statements for Universal Capital Management, Inc. have been prepared to illustrate the acquisition of BF in a transaction to be accounted for as a purchase with Universal Capital Management, Inc.’s becoming the surviving corporation. The unaudited pro forma financial information combines the historical financial information of Universal Capital Management, Inc. and BF as of and for the period from August 16, 2004 (date of inception) through October 31, 2004. The carrying value of the assets and liabilities of BF approximates the fair value of the assets and liabilities. The unaudited pro forma balance sheet as of October 31, 2004 assumes the merger was completed on that date. The unaudited pro forma statements of operations give effect to the Merger as if it had been completed on August 16, 2004 (date of inception). The pro forma financial statements do not include the effects of the Share Contribution Agreement referred to on page 21.

The following unaudited pro forma financial statements are for information purposes only. They do not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates or for the periods presented, or which may be realized in the future. The accounting adjustments reflected in these unaudited pro forma consolidated financial statements included herein are preliminary and are subject to change. The accompanying notes are an integral part of these pro forma consolidated financial statements.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS FOR THE PERIOD AUGUST 16, 2004
(DATE OF INCEPTION) THROUGH OCTOBER 31, 2004

	Historical Universal Capital Management, Inc.	Historical BF Acquisition Group IV, Inc.	Pro Forma Adjustments	Universal Capital Management, Inc. Pro Forma

INCOME
Management services	$10,000	-		$10,000

EXPENSES
Bank charges	55	-		55
Depreciation	350	-		350
Dues and subscriptions	250	-		250
Licenses and permits	19	-		19
Office expenses and supplies	8,524	8,557		17,081
Postage and delivery	236	-		236
Professional fees	13,905	-		13,905
Rent	5,020	-		5,020
Telephone	1,157	-		1,157
Travel and entertainment	2,001	-		2,001
Utilities	622	-		622
	32,139	8,557		40,696
LOSS FROM OPERATIONS	(22,139)	(8,557)		(30,696)
NET INCREASE IN UNREALIZED APPRECIATION ON INVESTMENTS	1,204,196	-		1,204,196
INCOME TAXES - DEFERRED	(470,000)	-		(470,000)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$712,057	$(8,557)		$703,500

UNAUDITED PRO FORMA STATEMENT OF ASSETS AND LIABILITIES
AS OF OCTOBER 31, 2004

	Historical Universal Capital Management, Inc.	Historical BF Acquisition Group IV, Inc.	Pro Forma Adjustments		Universal Capital Management, Inc. Pro Forma

ASSETS
Investment in securities, at fair value (cost $310,000)	$1,514,196	3,250			$1,517,446
Cash and cash equivalents	39,568	-	-		39,568
Accounts receivables - Affiliates	47,829	-	(47,829)	B	---
Property and equipment - net	9,451	-			9,451
Due from Affiliates	-	20,675	-		20,675
Goodwill	-	---	173,885		173,885
Rent deposit	1,100	---	---		$1,100
TOTAL ASSETS	1,612,144	23,925	126,056		1,762,125
LIABILITIES
Accounts payable and accrued expenses	10,487	13,931			$24,418
Due to Affiliates		49,454	(47,829)	B	1,625
Loan from shareholders		300			300
Deferred income taxes	470,000				$470,000
TOTAL LIABILITIES	480,487	63,685	(47,829)		496,343
NET ASSETS	$1,131,657	(39,760)	173,885		1,265,782
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	$419,600	5,116	129,009	A	553,725
Common stock		825	(825)	A
Distributable earnings	712,057	(45,701)	45,701	A	$712,057
Net assets (equivalent to $0.29 per share based on shares of capital stock outstanding)	1,131,657	(39,760)	173,885		1,265,782

COMMON SHARES OUTSTANDING	3,844,600	825,000			4,307,100
NET ASSET VALUE PER COMMON SHARE	$0.29	$(0.05)			$0.29

_______________________________

A
To record the purchase of BF Acquisition Group IV, Inc. Purchase price of $134,125 was calculated by valuing the 462,500 shares of Universal Capital Management, Inc. common stock issued for BF Acquisition Group IV, Inc. at the $0.29 per share, which was the valuation as of October 31, 2004. The purchase resulted in goodwill of $173,885. The carrying value of the assets and liabilities of BF Acquisition Group IV, Inc. approximates the fair value of the assets and liabilities.

B
To eliminate the Due from BF Acquisition IV asset of $47,829 on Universal Capital Management, Inc.’s books against the Due to Universal Capital Management, Inc. liability of $47,829 on BF Acquisition Group IV, Inc.’s books upon Merger.

The Staff pointed to the pro forma analysis presented by the Company on June 14, 2005 in an amendment to its Current Report on Form 8-K as evidence that the merger constituted a “sale” below net asset value. That analysis, which is reproduced below, shows that at January 31, 2005, as a result of the merger, the net asset value per Company share declined from $0.22 to $0.19.

The following unaudited pro forma financial statements for Universal Capital Management, Inc. have been prepared to illustrate the acquisition of BF in a transaction to be accounted for as a purchase with Universal Capital Management, Inc.’s becoming the surviving corporation. The unaudited pro forma financial information combines the historical financial information of Universal Capital Management, Inc. and BF as of and for the period from August 16, 2004 (date of inception) through January 31, 2005. The carrying value of the assets and liabilities of BF approximates the fair value of the assets and liabilities. The unaudited pro forma balance sheet as of January 31, 2005 assumes the merger was completed on that date. The unaudited pro forma statements of operations give effect to the Merger as if it had been completed on August 16, 2004 (date of inception). The pro forma financial statements do not include the effects of the Share Contribution Agreement referred to on page 21.

The following unaudited pro forma financial statements are for information purposes only. They do not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates or for the periods presented, or which may be realized in the future. The accounting adjustments reflected in these unaudited pro forma consolidated financial statements included herein are preliminary and are subject to change. The accompanying notes are an integral part of these pro forma consolidated financial statements.

UNAUDITED PRO FORMA STATEMENT OF ASSETS AND LIABILITIES
AS OF JANUARY 31, 2005

	Historical Universal Capital Management, Inc.	Historical B.F. Acquisition Group IV, Inc.	Pro Forma Adjustments		Universal Capital Management, Inc. Pro Forma

ASSETS

Investment in securities, at fair value
(cost: $310,000)	$1,135,154	$3,250	$-		$1,138,404
Cash and cash equivalents	53,144	-	-		53,144
Accounts receivables - affiliates	58,129	20,675	(52,529)	b	26,275
Property and Equipment, net	10,257	-	-		10,257
Goodwill	-	-	-		-
Rent deposit	1,100	-	-		1,100
TOTAL ASSETS	1,257,784	23,925	(52,529)		1,229,180

LIABILITIES
Accounts payable and accrued
expenses	35,860	13,131	-		48,991
Due to affiliates	-	52,529	(52,529)	b	-
Loan from shareholders	-	300	-		300
Deferred income taxes payable	327,800	-	-		327,800
TOTAL LIABILITIES	363,660	65,960	(52,529)		377,091

NET ASSETS	$894,124	$(42,035)	$-		$852,089

ANALYSIS OF NET ASSETS
Net capital paid on shares of
capital stock	$581,200	$6,641	$95,109	a	$682,950
Common stock		925	(925)	a	-
Distributable earnings	312,924	(49,601)	(94,184)	a ,b	169,139

Net Assets (equivalents to $0.21 per
share based on shares of capital
stock outstanding)	$894,124	$(42,035)	$-		$852,089

COMMON SHARES OUTSTANDING	4,011,100	925,000			4,473,600

NET ASSET VALUE PER COMMON SHARE	$0.22	$(0.05)			$0.19
_______________________________________

a.
To record the purchase of BF Acquisition Group IV, Inc. Purchase price of $134,125 was calculated by valuing the 462,500 shares of Universal Capital Management, Inc. common stock issued for BF Acquisition Group IV, Inc. at the $0.22 per share, which was the valuation as of October 31, 2004. The purchase resulted in merger costs of $143,785. The carrying value of the assets and liabilities of BF Acquisition Group IV, Inc. approximates the fair value of the assets and liabilities.

b.
To eliminate the Due from BF Acquisition IV asset of $52,529 on Universal Capital Management, Inc.’s books against the Due to Universal Capital Management, Inc. liability of $52,529 on BF Acquisition Group IV, Inc.’s books upon Merger.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS FOR THE PERIOD
AUGUST 16, 2004 (DATE OF INCEPTION) THROUGH JANUARY 31, 2005

	Historical Universal Capital Management, Inc.	Historical B.F. Acquisition Group IV, Inc.	Pro Forma Adjustments	Universal Capital Management, Inc. Pro Forma

INCOME
Management services	$10,000	$-	$-	$10,000

EXPENSES
Bank Charges	55	-	-	55
Depreciation expense	743	-	-	743
Dues & subscriptions	285	-	-	285
Fees and commissions	1,833	-	-	1,833
Insurance	8,239	-	-	8,239
Licenses and Permits	240	-	-	240
Merger costs	-	-	143,785	143,785
Office expense and supplies	4,958	-	-	4,958
Payroll	104,500	-	-	104,500
Payroll taxes	8,333	-	-	8,333
Postage, delivery and shipping	3,698	-	-	3,698
Professional fees	45,971	12,457	-	58,428
Rent	8,845	-	-	8,845
Telephone	1,647	-	-	1,647
Travel and entertainment	4,104	-	-	4,104
Utilities	979	-	-	979
	194,430	12,457	143,785	350,672

LOSS FROM OPERATIONS	(184,430)	(12,457)	(143,785)	(340,672)

NET INCREASE IN UNREALIZED
APPRECIATION ON INVESTMENTS	825,154	-	-	825,154

INCOME TAXES - DEFERRED	(327,800)	-	-	(327,800)

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATION	$312,924	$(12,457)	$(143,785)	$156,682

Prior to execution of the Merger Agreement, the Company’s Board of Directors, including all the independent directors (who constituted a majority of the Board), unanimously approved the merger for the business purpose described above. Prior to consummation of the merger, in accordance with Delaware law, Company stockholders holding a majority of the voting common stock of the Company approved the merger by partial written consent. Because Section 23(b)(2) exempts transactions done “with the consent of a majority of its common stockholders,” the Company believes that such approval constitutes yet another reason why the merger did not violate Section 23(b) of the 1940 Act.

The Staff questioned whether the phrase quoted in the preceding paragraph might require approval from a majority of the number of holders, regardless of the number of shares held by each holder (as contrasted with meaning a majority of the shares) which was the approval actually obtained. The Company disagrees with such an interpretation of the quoted phrase but there is no authority on the subject other than the Staff’s own pronouncement.

The Staff has advised the Company that it has raised these issues in an effort to prevent overreaching of Company stockholders through the mechanism of the merger, which the Staff believes to be among the purposes and policies of the 1940 Act and to give effect to Section 23(b) of the 1940 Act which is intended to prevent dilution of small stockholders by large stockholders. Mr. Colucci is the Vice-President and Secretary of the Company and Mr. Bovi was one of the individuals who initiated or directed the organization of the Company. Messrs. Colucci and Bovi received 150,000 and 200,000 Company shares in the merger in exchange for their shares of BF, respectively. Mr. Colucci received shares in the merger worth between $33,000 and $43,500 (based on net asset values at January 31, 2005 and October 31, 2004, respectively). Mr. Bovi received shares in the merger worth between $44,000 and $58,000 (valued as above) The value of the shares received by Mr. Colucci and Mr. Bovi, collectively, therefore, represented only approximately 5% of the net asset value of the Company at April 30, 2005 and at January 31, 2006.

The Company endeavored to convince the Staff that the merger did not violate either Section 57 or Section 23(b) of the 1940 Act for the many reasons set forth above and that in any event, there were good and valid business reasons for the merger and that Company stockholders were not overreached by the merger. Alternatively, the Company has been endeavoring to reach a mutually acceptable agreement with the Staff for resolution of the matter. During the time period of such discussions, the Company has strengthened its internal controls and has taken other steps intended to reduce the likelihood of the occurrence of events that may arguably violate the 1940 Act or the rules promulgated thereunder.

Based on its discussions with the Staff, the Company submitted for reconsideration by the Company’s stockholders at a stockholders’ meeting held in December, 2005 the question of whether the merger and the merger agreement should be ratified, approved and adopted by the Company’s stockholders. Section 63(2)(A) of the 1940 Act would have explicitly exempted the merger from being a violation of Section 23(b) of the 1940 Act if the merger had been approved by holders of the majority of the voting securities of the Company and holders of a majority of the voting securities of the Company that are not affiliated persons of the Company prior to consummation of the merger. The Company stockholders ratified, approved, and adopted the merger and merger agreement at the meeting by an overwhelming majority.

Based on its discussion with the Staff, the Company also entered into a Share Contribution Agreement with Messrs. Bovi and Colucci pursuant to which those individuals contributed to the capital of the Company, without further consideration, the shares of Company common stock which they received in the merger. That contribution was effected in the fiscal quarter ended January 31, 2006 and is reflected on the Company’s balance sheet at such date.

Notwithstanding stockholder ratification, approval, and adoption of the merger and merger agreement, and the contribution by Messrs. Bovi and Colucci of the shares to the Company referred to in the preceding paragraph, the Staff might nonetheless choose to recommend an enforcement or other legal action against the Company as a result of the merger. However, the Company believes that, in light of the uncertainty regarding whether there was an actual violation of the 1940 Act, the technical nature of the violation, if in fact one existed at all, the absence of overreaching of Company stockholders in light of the capital contributions of Mr. Bovi and Mr. Colucci described above, and the stockholder ratification, approval, and adoption of the merger and the merger agreement in the manner referred to above, the Staff would not be interested in pursuing such an action.

In the spring of 2006, the Company granted options to David Bovi to purchase 400,000 shares of Company common stock at an exercise price of $2.00 per share. On June 15, 2006, Mr. Bovi exercised the option in full, and paid for such shares with a promissory note in the face amount of $800,000. The promissory note calls for monthly payments of principal and interest over 12 months. As of July 31, 2006, Mr. Bovi was in compliance with the repayment obligations under the promissory note.

The Company also awarded to William R. Colucci, Vice President and Secretary of the Company, options to purchase 50,000 shares of the common stock of the Company at an exercise price of $2.00 per share.

Employees and Management Fees

The Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees. See Item 11, “Executive Compensation.” At such time, if ever, as the Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.

As of April 30, 2006, the Company had five employees.

Regulation

Business development companies are exempt from certain of the requirements of the 1940 Act, but other provisions of the 1940 Act apply to them. For example, a majority of the Company’s directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company must maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement. Furthermore, as a business development company, the Company must not offer to protect any director or officer against any liability to the Company or stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

A business development company must be organized in the United States for the purpose of investing in or lending primarily to eligible portfolio companies and making managerial assistance available to them. A business development company provides stockholders with the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, as well as the risks of investing in small, early-stage companies.

As a business development company, the Company may not acquire any asset other than “qualifying assets” unless, at the time it makes the acquisition, the value of qualifying assets represents at least 70% of the value of total assets. The principal categories of qualifying assets are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

•	meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the portfolio company. Consequently, the Company offers to provide significant managerial assistance to its portfolio companies.

As a business development company, the Company can issue senior securities such as debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, the Company must make provisions to prohibit any distribution to its stockholders unless we meet the applicable asset coverage ratio at the time of the distribution.

The Company may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

The Company has designated a chief compliance officer, Joseph T. Drennan, and established a compliance program pursuant to the requirements of the 1940 Act.

The address for the Company’s internet website is www.unicapman.com.

Item 1A. Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company’s cash expenses are very large relative to its cash flow which requires the Company continually to sell new shares. In the year ended April 30, 2006 the Company had revenues of $894,745, virtually all of which were received in the form of shares of portfolio companies. Consequently, the Company was required either to sell investments or new shares of Company common stock to raise the cash necessary to pay ongoing expenses and to make new investments. Because the Company did not believe there was an appropriate opportunity to sell any of its portfolio company shares, it raised the necessary cash through sale of shares of its own common stock. This practice is likely to continue in the fiscal year ending April 30, 2007 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase Company shares at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources. See, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Financial Resources.”

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

The Company’s investment activities are inherently risky. The Company’s investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

Equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies. The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains that are realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company’s primary objective is to invest in early stage companies, the products or services of which will frequently not have demonstrated market acceptance. Many portfolio companies lack depth of management and have limited financial resources. All of these factors make investments in the Company’s portfolio companies particularly risky.

The Company common stock trades at a substantial premium to net asset value. Although the Company’s net asset value was $0.46 per share at April 30, 2006 and $0.49 per share at July 25, 2006, See Item I, “Business - Determination of Net Asset Value,” the Company’s common stock has recently been trading at prices of between $3.50 and $4.25 per share. (The last sales price on July 25, 2006 was $4.04.) Purchasers of Company common stock might find that the price of a share of common stock may decline until the premium between the stock price and net asset value is reduced or disappears.

The Company’s common stock may be subject to the penny stock rules which might make it harder for stockholders to sell. See the discussion of the penny stock rules at Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities - Penny Stock Rules.”

Competition in the investment and venture capital industries is intense and the Company may be unable to compete successfully. See “Competition.”

There is no assurance of profits. There is no assurance that the Company will ever make a profit, or in fact that the Company will not lose all investors’ subscriptions through operating expenses or capital losses.

Limited regulatory oversight may require potential investors to fend for themselves. The Company has elected to be treated as a business development company under the 1940 Act which makes the Company exempt from some provisions of that statute. The Company is not registered as a broker-dealer or investment advisor because the nature of its proposed activities does not require it to do so; moreover it is not registered as a commodity pool operator under the Commodity Exchange Act, based on its intention not to trade commodities or financial futures. However, the Company is a reporting company under the Securities Exchange Act of 1934. As a result of this limited regulatory oversight, the Company is not subject to certain operating limitations, capital requirements, or reporting obligations that might otherwise apply, and investors may be left to fend for themselves.

Concentration of investments. The Company will attempt to allocate its equity among the securities of several different portfolio companies. However, a significant amount of the Company’s equity could be invested in the securities of only a few companies. This risk is particularly acute during this time period of early Company’s operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when the Company had a limited amount of available investment capital for the same reasons. The concentration of the Company’s portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2006, over 36% of the Company’s asset value resulted from a single portfolio holding and over 83%, from three portfolio holdings.

Unlikelihood of cash distributions. Although the Company has the corporate power to make cash distributions, such distributions are not among the Company’s objectives. Consequently, management does not expect to make any cash distributions in the immediate future. Moreover, even if cash distributions were made, they would depend on the size of the Company, its performance, and the expenses incurred by the Company. However, for a description of the non-cash dividend recently declared, see Item 1, “Business - Recent Developments.”

The Company has a limited operating history. The Company was organized in the summer of 2004 for the sole purposes described in this Annual Report on Form 10-K and has only a brief history of operations. As a result, the Company’s size is small and its operating expenses are high relative to its assets. Moreover, the Company is not as well known as many of its competitors because of its limited operating history. This fact, in turn, may prevent the Company from learning about worthwhile investment opportunities.

Because many of the Company’s portfolio investments will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values. The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors. However, the Company may be required on a more frequent basis to value the securities at fair value as determined in good faith by the Board of Directors to the extent necessary to reflect significant events affecting the value of such securities. For privately held securities, and to a lesser extent, for publicly-traded securities, this valuation is an art and not a science. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors. Because such valuations are inherently uncertain, may fluctuate during short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

The lack of liquidity in the Company’s investments would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain. The Company will frequently make investments in privately held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities. Moreover, even investments in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which the Company invests tend to be thin and usually cannot accommodate large volume trades.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company leases on a month-to-month basis approximately 1,200 square feet of office space at 2601 Annand Drive, Suite 16, Wilmington, Delaware from which it conduct operations. Monthly rent for the space is $1,400.

Item 3.    Legal Proceedings.

In July, 2006, McCrae Associates, LLC (“McCrae”) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees, and punitive damages.

The Company believes that McCrae’s claims lack merit and intends to defend against such claims vigorously.

The Company is aware that the Securities and Exchange Commission has begun an inquiry into whether the sale of shares of common stock by PSI-TEC Corporation, one of the Company’s portfolio companies, was effected in violation of Section 5 of the Securities Act of 1933. The Company has received a subpoena duces tecum to produce documentation in the Company’s possession which may be relevant to the SEC’s inquiry.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of Company stockholders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock was not listed on a public trading market during the fiscal year ended April 30, 2006. However, subsequent to the end of the fiscal year, the common stock began trading on the OTC Bulletin Board. From the time the common stock began trading, through July 25, 2006, the trading price history is as follows: High: $4.30; Low: $1.50; Last $4.20. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, as reported through Bloomberg and may not represent actual transactions.

The Company had 426 holders of its common stock as of July 25, 2006.

Penny Stock Rules

The shares of Company common stock are covered by Section 15(g) of the Securities Exchange Act of 1934 and SEC Rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other renumeration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons’ compensation.

Because a “penny stock” is, generally speaking, one selling for less than $5.00 per share, the Company’s common stock may be subject to the foregoing rules. The application of the penny stock rules may affect stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in the Company’s common stock because of the burdens imposed upon them by the penny stock rules.

Purchases and Sales of Company Common Stock

The Company sold the following securities since January 31, 2006:

Securities Sold	Date of Sale	Number of Shares Sold (a)	Purchasers	Consideration Paid per Share (b)	Aggregate Offering Price	Securities Act Exemption Claimed

Common Stock Par Value $0.001 per share	February 1, 2006 through May 31, 2006	257,565	64 Investors	$2.00	$515,130	§ 3 (b) and (c)

Common Stock Par Value $0.001 per share	June 1, 2006 through July 31, 2006	400,000	1 Investor	$2.00	$800,000	§ 4(2)

TOTAL		657.565
__________________________

(a)	No underwriter or broker-dealer participated in the sale except that 25,395 shares were sold by First Global Securities, Inc.
for which it received payment of approximately $4,719 from a third party.

(b)	All cash proceeds were used to invest in portfolio companies or to pay routine operating expenses.

The Company did not repurchase any shares of common stock in the fourth fiscal quarter.

Item 6.   Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K. The following selected information is taken from those financial statements:

	Fiscal Year Ended April 30, 2006	Period from August 16, 2004 (Inception Date) to April 30, 2005

Net Sales	$895,745	$211,250
Gross Profits(a)	$895,745	$211,250
(Loss)(b)	($96,057)	$(524,813)
Net Increase (Decrease) in Net Assets	($887,513)	$990,663
(Loss) Per Share(b)	($0.02)	$(0.11)
Net Increase (Decrease) in Net Assets Per Share	($0.18)	$0.21

(a)	Sales less costs and expenses associated directly with or allocated to products or services rendered.
(b)	Before extraordinary items and cumulative effect of a change in accounting

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

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

The Company’s primary investment objective is to increase its net assets by adding value to the portfolio companies and thus, increasing stockholder value. Management believes that the Company will be able to achieve these objectives by concentrating on investments in companies which are most likely to benefit from management's expertise in finance, strategic planning, operations, and technology.

The income that the Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the disposition proceeds of these portfolio securities will most likely make up most of the Company’s cash revenues.

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

The Board of Directors bases its determination of value on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the securities, the market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall economy and the equity markets.

Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ended April 30, 2006	At and for the Period August 16, 2004 (date of inception) to April 30, 2005
TOTAL ASSETS	$3,546,337	$3,010,892
NET ASSETS	$2,243,790	$2,296,038
NET ASSET VALUE PER SHARE	$0.46	$0.48
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($1,376,456)	$2,168,476

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2006 were primarily attributable to:

•
The net unrealized depreciation on investments of $1,376,456 mainly do to a decrease in the value of shares of PSI-TEC Holdings, Inc., Gelstat Corporation, IPI Fundraising, and Neptune Industries, Inc., offset in part by an increase in the value of the shares of Theater Xtreme Entertainment Group, Inc.

•	The increase of 200,000 shares in the Company’s investment in PSI-TEC Holdings, Inc.

•	The Company’s investment in 964,401 shares of BroadRelay Holdings, Inc.

•	The Company’s investments in 1,000,000 shares of AccelaPure Corporation.

•	An increase in accounts payable and accrued expenses of approximately $133,000.

•	An increase in notes payable of $100,000.

•	An increase in deferred revenue of approximately $939,000.

•	A decrease in deferred income taxes of approximately $585,000.

•	The sale of 459,434 of the Company’s shares for proceeds of $835,368.

The Company’s unrealized appreciation (depreciation) varies significantly from year to year as a result of the wide fluctuation in the value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of $1,286,625 on its holdings of PSI-TEC Holdings, Inc. in the year ended April 30, 2006 as a result of a decline in the value of the portfolio shares from $2,232,500 to $945,875 during such time period. This unrealized loss was increased by the further decline in value of the additional 200,000 PSI-TEC Holdings, Inc. shares acquired during the year, which were acquired for $2.92 per share and valued at $1.29 per share (or $258,000 in the aggregate) at April 30 2006.

The Company had unrealized appreciation of $792,020, net of taxes, at April 30, 2006 compared to unrealized appreciation of $2,168,476, net of taxes, at April 30, 2005.

The changes in total assets, net assets and net asset value per share for the period August 16, 2004 (date of inception) to April 30, 2005 were primarily attributable to the unrealized appreciation on investments of $2,168,476 (offset in part by deferred income taxes of $862,000), mainly due to an increase in the value of the Company’s investment in PSI-TEC Corporation.

At April 30, 2006 and April 30, 2005, $3,331,620 or 93.9% and $2,782,976 or 92.4% of the Company's assets, respectively, consisted of investments, of which net unrealized gains before the income tax effect were $792,020 and $2,168,476, respectively. Deferred taxes have been estimated at approximately $68,000 and $862,000, respectively. At April 30, 2005, the Company’s holdings of PSI-TEC Corporation were valued at $2,232,500 which represented 80.6% of the total portfolio holdings of the Company at that date.

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

Year ended April 30, 2006 compared to the period August 16, 2004 (date of inception) to April 30, 2005.

For the year ended April 30,2006, the Company had revenues for services in the amount of $894,667 compared to $211,250 for the period August 16, 2004 (date of inception) to April 30, 2005. 99% of the Company’s revenue for services was received in the form of equity securities for the year ended April 30, 2006 and 100% of the Company’s revenue for service was received in the form of equity securities for the period August 16, 2004 (date of inception) to April 30, 2005.

Total operating expenses for the year ended April 30, 2006 were $990,802, the principal components of which were payroll of $478,518, professional fees of $240,640, insurance of $73,124 and travel and entertainment of $60,437. These expenses compared to $736,063 for the period August 18, 2004 (date of inception) to April 30, 2005, the principal components of which were payroll of $211,808, professional fees of $139,271 and acquisition costs of $281,410 as further discussed in Note 1 of the Company’s audited financial statement for the period August 16, 2004 (date of inception) to April 30,2005.

The Company realized a loss from operations of ($96,057) for the year ended April 30, 2006 compared to loss from operations of ($524,813) for the period August 16, 2004 (date of inception) to April 30, 2005.

The company had net unrealized depreciation of ($792,020), net of taxes, for the year ended April 30, 2006 compared to net unrealized appreciation of $2,168,476 net of taxes for the period August 16, 2004 (date of inception) to April 30, 2005.

On April 30, 2006, the Company had a net operating loss carry-forward of approximately $620,087, which if not used, will expire in 2025.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. The Company only had about $84,000 of cash at April 30, 2006. Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors (unless the Company were to dispose of portfolio securities). There is no assurance that the Company will be successful in raising such additional equity capital or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, the Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At this time, the Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

On May 30, 2006 The Company terminated an offering to sell, on a best efforts basis, up to $4,000,000 of its common stock, $.001 par value per share at a price of not less than $2.00 per share pursuant to Regulation E promulgated under the Securities Act of 1933 because the NASD refused to allow the Company’s common stock to be quoted by its members if the offering was ongoing.

At April 30, 2006 and May 30, 2006, respectively, the Company had sold 715,534 and 835,424 shares pursuant to such offering for gross proceeds of $1,234,268 and $1,474,048, respectively.

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

APRIL 30, 2005 and 2006

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Universal Capital Management, Inc.

We have audited the accompanying statements of net assets of Universal Capital Management, Inc. as of April 30, 2006 and 2005, including the schedule of investments as of April 30, 2006,and the related statements of operations, changes in net assets and cash flows, and the financial highlights (contained in Note 10 to the financial statements) for the year ended April 30, 2006 and for the period August 16, 2004 (date of inception) to April 30, 2005. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. as of April 30, 2006 and 2005, the results of its operations, its cash flows, changes in net assets and financial highlights for the year ended April 30, 2006 and for the period August 16, 2004 (date of inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
July 19, 2006

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF ASSETS AND LIABILITIES
APRIL 30, 2006 AND APRIL 30, 2005

	Apr 30, 06	Apr 30, 05

ASSETS
Investment in Securities, at fair value (cost: $2,539,600 and $614,500)	3,331,620	2,782,976
Cash and Cash Equivalents	84,272	158,453
Miscellaneous Receivables	86,873	27,095
Due from Affiliates	24,646	19,820
Prepaid Expenses	7,648	9,371
Property and Equipment, net	10,178	12,077
Rent Deposit	1,100	1,100
TOTAL ASSETS	3,546,337	3,010,892

LIABILITIES
Accounts Payable and Accrued Expenses	195,114	61,854
Note Payable	100,000	-
Deferred Revenue	939,433	-
Deferred Income Taxes	68,000	653,000
TOTAL LIABILITIES	1,302,547	714,854

NET ASSETS	$2,243,790	$2,296,038

ANALYSIS OF NET ASSETS:
Net Capital Paid in on Shares of Capital Stock	2,140,640	1,305,375
Distributable Earnings	103,150	990,663
Net Assets	$2,243,790	$2,296,038

Equivalent per share value based on 4,917,634 shares
of capital stock outstanding as of April 30, 2006
and 4,808,200 shares of capital stock outstanding
as of April 30, 2005	$0.46	$0.48

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
APRIL 30, 2006

Common Stocks & Other Investments - United States - 100%	Business	% of Portfolio	Number of Shares	Fair Value

BF Acquisition Group V, Inc.*	Inactive company	0.05%	100,000	$1,625

Accelapure Corporation*	Pharmaceutical purification	30.02%	1,000,000	1,000,000
	service company
		30.06%		1,001,625

IPI Fundraising, Inc.	Sales and distribution of	0.00%	575,000	0
	fundraising products

Gelstat Corporation	Consumer health care	1.23%	221,429	40,964
	company

Neptune Industries, Inc.	Seafood production	0.50%	47,619	16,667

PSI - TEC Corporation	Plastics engineering	36.13%	787,500	1,203,875

Theatre Xtreme Entertainment Group, Inc.	Home theater sales and	17.26%	575,000	575,000
	installation

BroadRelay Holdings, Inc.	High speed internet media	14.81%	964,401	493,489

Warrants to Purchase 200,000 shares of Broad Relay
Holdings, Inc. at an exercise price of $1.00 per share	High speed internet media	0.00%		0

Total (aggregate cost $2,539,600)		100.00%		$3,331,620

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 2006 AND FOR THE PERIOD
AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	2006		2005

Income
Management Services	$894,667		$211,250
Interest	78		-
	894,745	-	211,250

Expenses
Bad Debt	19,350		-
Depreciation	1,899		1,218
Dues and Subscriptions	627		285
Fees and Commissions	47,475		15,434
Interest Expense	3,222		197
Insurance	73,124		23,592
Licenses and Permits	75		1,167
Marketing	400		9,297
Merger Costs	-		281,410
Office Expenses and Supplies	7,521		6,206
Payroll	478,518		211,808
Payroll Taxes	30,114		20,670
Postage, Delivery and Shipping	3,447		2,345
Professional Fees	240,640		139,271
Rent	16,600		11,575
Taxes - Franchise	-		851
Telephone	3,365		2,139
Travel and Entertainment	60,437		6,737
Utilities	3,988		1,861
	990,802		736,063

Income (Loss) from Operations	(96,057)		(524,813)

Unrealized Appreciation (Depreciation)
on Investments	(1,376,456)		2,168,476

Income Tax Benefit (Provision)	585,000		(653,000)

Net Increase (Decrease) in Net Assets
Resulting from Operations	$(887,513)		$990,663

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CHANGES IN NET ASSETS
FOR THE YEAR ENDED APRIL 30, 2006 AND FOR THE PERIOD
AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	2006	2005

INCREASE IN NET ASSETS FROM OPERATIONS
Income (Loss) from operations	$(96,057)	$(524,813)
Unrealized Appreciation (Depreciation) on investments, net of taxes	$(791,456)	$1,515,476

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(887,513)	990,663

CAPITAL SHARE TRANSACTIONS	835,265	1,305,375

TOTAL INCREASE (DECREASE)	(52,248)	2,296,038

NET ASSETS, BEGINNING OF YEAR	2,296,038	-

NET ASSETS, END OF YEAR	$2,243,790	$2,296,038

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED APRIL 30, 2006 AND FOR THE PERIOD
AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(887,513)	$990,663
Write-off due of miscellaneous receivable, deemed uncollectible	19,350
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(400,000)
Investment securities received in exchange for management services	(885,667)	(211,250)
Issuance of common stock related to merger costs		281,410
Depreciation expense	1,899	1,218
Net unrealized (appreciation) depreciation on investments	1,376,456	(2,168,476)
Deferred Income Taxes	(585,000)	653,000
Net changes in miscellaneous receivables	(79,128)	(19,120)
Net changes in due from affiliates	(4,826)	(63,549)

Prepaid expenses	1,723	(9,371)
Net changes in accounts payable and accrued expenses	133,260	48,823
Net cash used in operating activities	(909,446)	(896,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(13,295)
Lease deposit	-	(1,100)
Net cash used in investing activities	-	(14,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	835,265	1,069,500

NET INCREASE (DECREASE) IN CASH	(74,181)	158,453

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	158,453	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$84,272	$158,453

SUPPLEMENTAL DISCLOSURE OF
NON - CASH INVESTING AND FINANCING ACTIVITIES:

In January, the Company entered into a promissory agreement with BroadRelay Holdings in the amount of $100,000.

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards ("SFAS") No. 123, “Accounting for Stock-Based Compensation” to require all companies to expense the fair value of employee stock options. SFAS 123R is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer. Although this pronouncement is not currently applicable, it will be implemented for options granted after April 30, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS
Portfolio Companies consist of the following:	Number of Shares Held at Apr 30, 2006	Cost	Value at Apr 30, 2006	Unrealized Gain / (Loss)
Affiliated Securities*
BF Acquisition Group V, Inc.	100,000	$1,625	$1,625	$-
Accelapure Corporation	1,000,000	1,000,000	1,000,000	-

Total Affiliated Securities		1,001,625	1,001,625	-

Non-affiliated Securities
IPI Fundraising, Inc.***	575,000	6,625	0	(6,625)
Gelstat Corporation	221,429	350,000	40,964	(309,036)
Neptune Industries, Inc.**	47,619	20,000	16,667	(3,333)
PSI - TEC Corporation****	787,500	619,000	1,203,875	584,875
Theater Xtreme Entertainment Group, Inc.	575,000	201,250	575,000	373,750
BroadRelay Holdings, Inc.*****	964,401	341,100	493,489	152,389

Total Non-Affiliated Securities		1,537,975	2,329,995	792,020

Other Investments
Warrants to Purchase 200,000 shares of
Broad Relay Holdings, Inc. at an exercise
price of $1.00 per share	200,000	0	0	0

Total Other Investments		0	0	0

Total Securities		$2,539,600	$3,331,620	$792,020

	Number of Shares Held at Apr 30, 2005	Cost	Value at Apr 30, 2005	Unrealized Gain / (Loss)
Affiliated Securities*
BF Acquisition Group III, Inc.	75,000	$1,625	$1,625	$-
BF Acquisition Group V, Inc.	100,000	1,625	1,625	-

Total Affiliated Securities		3,250	3,250	-

Non-affiliated Securities
FundraisingDirect.com, Inc.	5,000	5,000	8,333	3,333
Gelstat Corporation	221,429	350,000	303,358	(46,642)
Neptune Industries, Inc.	285,714	20,000	34,285	14,285
PSI - TEC Corporation	587,500	35,000	2,232,500	2,197,500
Theater Xtreme Entertainment Group, Inc.	575,000	201,250	201,250	0

Total Non-Affiliated Securities		611,250	2,779,726	2,168,476

Total Securities		$614,500	$2,782,976	$2,168,476

* Investments in portfolio companies in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."
**On June 9, 2005, there was a six for one reverse split on Neptune Industries, Inc. shares.
***BF Acquisitions Group III, Inc. and FundraisingDirect.com, Inc. Merged into IPI Fundraising Inc.
****200,000 shares of the total PSI - TEC stock are restricted and valued at $1.29 per share for a total value of $258,000.
*****564,401 shares of the total BroadRelay Holdings, Inc. stock are restricted and valued at $0.52 per share for a total value of $293,489.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The deferred income tax benefit consists of the following:

	2006	2005
Deferred:
Federal	$456,700	$510,000
State	128,300	143,000

Total Deferred	$585,000	$653,000

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

	2006	2005

Income tax at statutory rate	$500,600	$559,000
State income taxes, net of federal taxes	84,400	94,000

	$585,000	$653,000

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward.
There are not other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:
	2006	2005

Unrealized gains	$(314,700)	$(862,000)
Net operating loss	246,700	209,000

Total	$(68,000)	$(653,000)

At April 30, 2006, the Company had a net operating loss carryforward of approximately $620,000 which, if not used will expire in 2025.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

	2006	2005

Due from BF Acquisition Group III, Inc	$-	$9,350
Due from BF Acquisition Group V, Inc	24,646	10,470
Total	$24,646	$19,820

NOTE 5 - DEFERRED REVENUE

The deferred revenue amount represents unearned management fee income. Income is amortized and recognized over the life of the contract. The current contract runs through December 2007.

NOTE 6 - SUBSCRIPTION AGREEMENT

On January 25, 2006, the Company entered into a subscription agreement for common stock and warrants with BroadRelay Holdings, Inc. In the agreement the Company subscribed for 400,000 shares of common stock of BroadRelay Holdings, Inc. and warrants to purchase an additional 200,000 shares of common stock exercisable at $1.00 per share. The warrants expire on December 15, 2006.

In order to pay for the securities subscribed, the Company signed a promissory note payable to BroadRelay Holdings, Inc. in the amount of $100,000. Interest shall accrue at the prime rate of interest. Principal and accrued interest on the note are payable on or before May 31, 2006. The prime rate of interest was 7.75% at April 30, 2006.

NOTE 7 - CAPITAL SHARE TRANSACTIONS

During the year ended April 30, 2006, 459,434 shares of common stock of the Company were issued for proceeds of $835,265. During the period ended April 30, 2005, 4,345,700 shares of common stock were issued for proceeds of $1,069,500.

On January 31, 2006 pursuant to a Share Contribution Agreement, David Bovi & William Colucci contributed 200,000 and 150,000 shares of common stock of the Company respectively to the Company. These shares were received by them in the Merger of BFAG IV and were returned to the Company without further consideration being received by either party.

NOTE 8 - BAD DEBT

On January 31, 2006, the Company determined a Note Receivable from IPI Fundraising Inc, in the amount of $19,350 to be uncollectible. The note was written off directly to bad debt expense. The Company believes that all other receivable balances at April 30, 2006 are fully collectible and no allowance for bad debts has been established.

NOTE 9 - SUBSEQUENT EVENTS

From May through July 19, 2006, the Company raised capital of $1,039,780 through the issuance of 519,890 shares of common stock.

On May 8, 2006, the Company's Stockholders approved the 2006 Equity Incentive Plan and authorized the issuance of 2,000,000 shares of common stock of the Company pursuant to such Plan.

In May, 2006 the Company granted to an officer of the Company options to purchase 50,000 shares of the Company's common stock at an exercise price of $2, which vested immediately and expire in 10 years.

In May, 2006 the Company granted a shareholder of the Company options to purchase 400,000 shares of the Company's common stock at an exercise price of $2, which vested immediately and expire in 10 years. On June 15, 2006, the shareholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. The promissory note calls for monthly payments of principal and interest over 12 months.

In May, 2006 the Company granted to two employees and one shareholder of the Company options to purchase 135,000 shares at an exercise price of $2, of which 110,000 shares vested immediately and 25,000 shares will vest over three years. All of the options expire in 10 years.

NOTE 10 - FINANCIAL HIGHLIGHTS

	2006	2005

Per Share Operating Performance
Net asset value, beginning of period	$0.48	$-

Income from operations, net of tax benefit	(0.02)	(0.06)
Unrealized depreciation on investment, net of taxes	(0.17)	0.27
	(0.19)	0.21
Add capital share transactions	0.17	0.27

Net asset value, end of period	$0.46	$0.48

Total Return	-4.2%	74.07%

Average Net Assets as a percentage of:
Expenses	43.6%	90.57%
Management income	39.4%	28.7%

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

There were no changes that occurred during the fiscal quarter ended April 30, 2006, that materially affected or are reasonably likely to material affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or before August 28, 2006.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or before August 28, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or before August 28, 2006.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or before August 28, 2006.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission on or before August 28, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Assets and Liabilities as of April 30, 2006 and April 30, 2005

Schedule of Investments as of April 30, 2006

Statement of Operations for the year ended April 30, 2006 and for the period August 16, 2004 (date of inception) to April 30, 2005

Statement of Changes in Net Assets for the year ended April 30, 2006

Statement of Cash Flows for the year ended April 30, 2006 and for the period August 16, 2004 (date of inception) to April 30, 2006

Notes to Financial Statements

(2) Schedules  None required.

(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
2.1
Agreement and Plan of Merger dated November 10, 2004 by and among the Company, BF Acquisition Group IV, Inc., William R. Colucci and David M. Bovi (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)

2.2
Amended and Restated Agreement and Plan of Merger dated March 30, 2005 by and among the Company, BF Acquisition Group IV, Inc., William R. Colucci and David M. Bovi (incorporated by reference to the Registrant’s Form 8-K filed on April 15, 2005).

3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
3.2	By-Laws (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
4.1#	Specimen copy of Common Stock Certificate
10.1	Promissory Note by David M. Bovi dated June 15, 2006 (incorporated by reference to the registrant’s Form 8-K filed on June 30, 2006)
10.2	Stock Option Agreement of David M. Bovi dated May 18, 2006 (incorporated by reference to the Registrant’s Form 8-K filed on May 19, 2006)
10.3*	Form of Stock Option Agreement for 2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 8-K filed on May 15, 2006)
10.4
Share Contribution Agreement by and among the Company, William R. Colucci and David M. Bovi dated September 29, 2005 (incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2005)

10.5	Security Agreement by and between the Company and David M. Bovi dated June 15, 2006 (incorporated by reference to the Registrant’s Form 8-K filed on June 30, 2006)
10.6*#	2006 Equity Incentive Plan
14.1	Code of Ethics, adopted on April 11, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005)
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company

* Compensation Plans and arrangements for executives and others.
# Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc. (Registrant)

July 28, 2006	By:	/s/ Michael D. Queen
Michael D. Queen, President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Queen Michael D. Queen	President and Director (principal executive officer)	July 28, 2006
/s/ Joseph Drennan Joseph Drennan	Chief Financial Officer, Vice President and Director (principal financial officer)	July 28, 2006
/s/ William Colucci William Colucci	Vice President and Secretary	July 28, 2006
/s/ Jeffrey Muchow Jeffrey Muchow	Director	July 28, 2006
/s/ Steven P. Pruitt, Jr. Steven P. Pruitt, Jr.	Director	July 28, 2006
/s/ Thomas M. Pickard, Sr. Thomas M. Pickard, Sr.	Director	July 28, 2006