Form 10-Q
period 2006-07-31
Universal Capital Management, Inc.
filed 2006-09-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 000-51132

Universal Capital Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2601 Annand Drive
Suite 16
Wilmington, DE	19808
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 32b-2 of the Exchange Act. (Check one). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of September 15, 2006 was 5,438,274.

Table of Contents

i

PART IFINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF ASSETS AND LIABILITIES

	July 31, 2006	April 30, 2006
	(Unaudited)	(Audited)
ASSETS
Investment in Securities, at fair value (cost: $3,884,928 and $2,539,600)	$4,232,726	$3,331,620
Cash and Cash Equivalents	169,854	84,272
Miscellaneous Receivables	203,450	86,873
Due from Affiliates	40,093	24,646
Prepaid Expenses	7,535	7,648
Property and Equipment, net	9,703	10,178
Rent Deposit	1,100	1,100
Deferred Income Taxes	88,800	-
TOTAL ASSETS	$4,753,261	$3,546,337

LIABILITIES
Accounts Payable and Accrued Expenses	323,076	195,114
Notes Payable	350,000	100,000
Deferred Revenue	1,653,533	939,433
Deferred Income Taxes	-	68,000
TOTAL LIABILITIES	$2,326,609	$1,302,547

NET ASSETS	$2,426,652	$2,243,790

ANALYSIS OF NET ASSETS:
Net Capital Paid in on Shares of Capital Stock	2,561,269	2,140,640
Distributable Earnings/(deficit)	(134,617)	103,150
NET ASSETS	$2,426,652	$2,243,790

Equivalent per share value based on 5,438,274 shares
of capital stock outstanding as of July 31, 2006
and 4,917,634 shares of capital stock outstanding
as of April 30, 2006	$0.45	$0.46

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
July 31, 2006

(UNAUDITED)

Common Stocks & Other Investments - United States - 100%	Business	Portfolio	Shares	Fair Value

BF Acquisition Group V, Inc.*	Inactive company	0.03%	100,000	$1,625

Accelapure Corporation*	Pharmaceutical purification service company	23.63%	1,000,000	1,000,000

BroadRelay Holdings, Inc.*	High speed internet media	16.25%	1,264,401	687,834

Warrants to purchase 200,000 shares of BroadRelay	High speed internet media	1.61%		68,000
Holdings, Inc.* at an exercise price of $1.00 per share

Warrants to purchase 150,000 shares of BroadRelay	High speed internet media	2.67%		113,000
Holdings, Inc.* at an exercise price of $0.65 per share

Subtotal affiliated companies*		44.19%		1,870,459

IPI Fundraising, Inc.	Sales and distribution of fundraising products	0.00%	575,000	0

Gelstat Corporation	Consumer health care	0.26%	221,429	11,071
Company

Neptune Industries, Inc.	Seafood production	0.39%	47,619	16,667

PSI - TEC Corporation	Plastics engineering	13.25%	787,500	560,625

Extreme Visual Technologies, Inc..	Visual Communications	23.63%	1,000,000	1,000,000

Theatre Xtreme Entertainment Group, Inc.	Home theater sales and Installation	18.28%	575,936	773,904

Total (aggregate cost $3,884,928)		100.00%		$4,232,726

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an “affiliated company.”

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	Three months ended July 31, 2006	Three months ended July 31, 2005
Income
Management Services	$585,900	$-
Interest Income	6,522	-
	592,422

Expenses
Bad Debt	-	-
Depreciation	475	831
Dues and Subscriptions	-	135
Fees and Commissions	3,582	4,203
Interest Expense	1,720	463
Insurance	19,199	16,147
Marketing	3,424	400
Office Expenses and Supplies	703	2,399
Payroll	118,385	107,308
Payroll Taxes	8,685	7,587
Postage, Delivery and Shipping	756	996
Professional Fees	519,648	94,854
Rent	4,200	3,900
Share Based Compensation Expense	180,944	-
Taxes - Franchise	1,413	-
Telephone	806	1,133
Travel and Entertainment	22,090	13,780
Utilities	661	805
	886,691	254,941

Loss from Operations	(294,269)	(254,941)

Net Realized Gain on Dividend of Portfolio Stock	343,924	-

Unrealized Depreciation on Investments	(444,222)	(667,375)

Income Tax Benefit	156,800	366,600

Net Decrease in Net Assets Resulting from Operations	$(237,767)	$(555,716)

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED JULY 31, 2006
(Unaudited)

INCREASE IN NET ASSETS FROM OPERATIONS
Loss from operations	$(294,269)
Unrealized depreciation on investments, net of taxes	(287,422)
Net realized Gain on Dividend of Portfolio Stock	343,924

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	(237,767)

CAPITAL SHARE TRANSACTIONS
Issuance of Common Stock	1,041,280
Receivable from common Stock	(800,000)
Share-based Compensation Expense	180,944
Stock Options Granted for Operating Expenses	447,000
Dividend of Portfolio Stock	(448,595)

NET CAPITAL SHARE TRANSACTIONS	420,629

TOTAL INCREASE	182,862

NET ASSETS, BEGINNING OF YEAR	2,243,290

NET ASSETS, END OF PERIOD	$2,426,652

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2006 AND JULY 31, 2005
(Unaudited)

	Three Months Ended July 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(237,767)	$(555,716)
Adjustments to reconcile net decrease in net assets from
operations to net cash used in operating activities:
Gain on dividend of portfolio stock	(343,924)	-
Investment securities received in exchange for management services	(585,900)	-
Depreciation expense	475	831
Share based Compensation Expense	180,944	-
Stock options granted for operating expenses	447,000	-
Net unrealized depreciation on investments	444,222	667,375
Deferred Income Taxes	(156,800)	(366,600)
Net changes in miscellaneous receivables	(6,522)	(300)
Net changes in due from affiliates	(9,059)	300
Prepaid expenses	113	567
Net changes in accounts payable and accrued expenses	126,520	19,618
Net cash used in operating activities	(140,698)	(233,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Notes Receivable	(115,000)	-
Net cash used in investing activities	(115,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Debt	200,000	-
Repayment of Debt	(100,000)
Proceeds from issuance of common stock	241,280	180,800
Net cash provided by financing activities	341,280	180,800

NET INCREASE (DECREASE) IN CASH	85,582	(53,125)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	84,272	158,453

CASH AND CASH EQUIVALENTS, END OF PERIOD	169,854	$105,328

NON-CASH INVESTING AND FINANCING ACTIVITIES

In July, 2006 the Company executed a promissory note payable to BroadRelay Holdings, Inc. in the amount of $150,000 in payment for securities purchased.

In July, 2006 common stock was issued upon exercise of stock options. The stock was issued in exchange for a note receivable in the face amount of $800,000.

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 as filed with the Securities and Exchange Commission.

Nature of Business

The Company is a recently organized (inception date of August 16, 2004), closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels. The Company refers to companies in which it invests as “portfolio companies.”

Security Valuations

Investments in securities traded on a national securities exchange (or reported on the NASDAQ National Market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc.) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors. Derivatives, such as Warrants, are valued at fair value through the use of pricing models.

Investment securities are exposed to various risks, such as overall market volatility. Due to the level of risk associated with the securities of certain portfolio companies, it is likely that changes in their values will occur in the near term and that such changes could materially affect the amounts reported in the statement of assets and liabilities at future dates. Values can also be affected by changes in estimates and assumptions.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123(R) supersedes APB Opinion No. 25 (“APB 25), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS (R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer. The Company adopted SFAS 123 (R) effective May 1, 2006.

Prior to May 1, 2006, the Company followed the provisions of SFAS 123, which allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB 25, but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans and grants of stock options. There were no employee stock options granted prior to May 1, 2006

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS

Portfolio Companies consist of the following:

	Number of Shares held at July 31, 2006	Cost	Value at July 31, 2006	Unrealized Gain/(Loss)

Affiliated Securities*
BF Acquisition Group V, Inc.	100,000	$1,625	$1,625	$0
AccelaPure Corporation	1,000,000	1,000,000	1,000,000	0
BroadRelay Holdings, Inc.common stock	1,264,401	491,100	687,834	196,734
BroadRelay Holdings, Inc. warrants expiring December 15, 2006	200,000	—	68,000	68,000
BroadRelay Holdings, Inc. warrants expiring July 15, 2011	150,000	—	113,000	113,000

Total Affiliated Securities		1,492,725	1,870,459	377,734

Non-affiliated Securities
IPI Fundraising. Inc.	575,000	6,625	0	(6,625)
Gelstat Corporation	221,429	350,000	11,071	(338,929)
Neptune Industries, Inc.	47,619	20,000	16,667	(3,333)
PSI - TEC Corporation	787,500	619,000	560,625	(58,375)
Theater Xtreme Entertainment Group, Inc.	575,936	396,578	773,904	377,326
Extreme Visual Technologies, Inc.	1,000,000	1,000,000	1,000,000	0

Total Non-Affiliated Securities		2,392,203	2,362,267	(29,936)

Total Securities		$3,884,928	$4,232,726	$347,798

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

The deferred income tax benefit consists of the following:

Deferred:
Federal	$122,400
State	34,400

Total Deferred	$156,800

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$134,200
State income taxes, net of federal taxes	22,600

$156,800

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward. There are no other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:

Unrealized gains	$227,000
Net operating loss	(138,200)

Total	$88,800

At July 31, 2006, the Company had a net operating loss carryforward of approximately $782,000 which, if not used, will expire in 2026.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc.	$35,148
Due from Stockholder	4,945

Total	$40,093

NOTE 5 - SUBSCRIPTION AGREEMENT

On July 17, 2006, the Company entered into a subscription agreement for common stock and warrants with BroadRelay Holdings, Inc. In the agreement the Company subscribed for 300,000 shares of common stock of BroadRelay Holdings, Inc. and warrants to purchase an additional 150,000 shares of common stock exercisable at $0.65 per share. The warrants expire on July 15, 2011.

To pay for the securities subscribed, the Company signed a promissory note payable to BroadRelay Holdings, Inc. in the amount of $150,000. Interest shall accrue at the prime rate of interest. Principal and accrued interest on the note are payable on or before October 15, 2006. The prime rate of interest was 7.50% at July 17, 2006.

NOTE 6 - NOTES PAYABLE

During the month of July, 2006 the Company issued notes payable totaling $200,000. Interest shall accrue at the prime rate of interest. Principal and accrued interest are payable on or before October 15, 2006. The prime rate of interest was 8.25% at July 31, 2006. In May, 2006 the Company repaid a $100,000 note.

NOTE 7 - EMPLOYEE STOCK OPTIONS

On May 8, 2006, the Company’s Stockholders approved the 2006 Equity Incentive Plan and authorized the issuance of 2,000,000 shares of common stock of the Company pursuant to such plan.

In May, 2006 the Company granted to an officer of the Company options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share, which vest immediately and expire in ten years.

In May, 2006 the Company granted to two employees and one shareholder of the Company options to purchase 135,000 shares of the Company’s common stock at an exercise price of $2.00 per share, of which 110,000 shares vest immediately and 25,000 shares vest over three years. All of the options expire in ten years.

As of July 31, 2006, there was $26,056 of total stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a period of three years.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 34%, risk-free interest rate of 5.10% and expected option life of ten years.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL SHARE TRANSACTIONS

During the three months ended July 31, 2006, the Company issued 120,640 shares of common stock for cash proceeds of $241,280.

In May, 2006 the Company granted to a shareholder of the Company options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share. On June 15, 2006 this shareholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. This receivable is presented in the balance sheet as a deduction to capital since the note has not yet been repaid. The promissory note calls for monthly payments of principal and interest over 12 months and is secured by a pledge of the purchased shares.

On July 20, 2006 the Board of Directors of the Company declared a dividend to shareholders of record on July 31, 2006 in the form of .055 shares of the common stock of Theater Xtreme Entertainment Group, Inc., which is a Company portfolio company. This dividend in kind was distributed in August 2006 but for accounting purposes was recorded as of July 31, 2006. The total number of shares of Theater Xtreme distributed was 299,064 for a total value of $448,595.

NOTE 9 - FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$0.46

Loss from operations, net of tax benefit	(0.03)
Unrealized depreciation on investment, net of taxes	(0.05)
Realized gain on dividend of Portfolio Stock	0.03
(0.05)

Add capital share transactions	0.04

Net asset value, end of period	$0.45

Total Return	(12.6%)

Average Net Assets as a percentage of:
Expenses (annualized)	152.0%
Management income (annualized)	100.0%

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

The following discussion is qualified by reference to, and should be read in conjunction with the Company’s financial statements and the notes thereto, and the Management’s Discussion and Analysis section for the fiscal year ended April 30, 2006 included in the Company’s Annual Report on Form 10-K.

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

The income that the Company derives from investments in portfolio companies consists of management fees and appreciation (net of depreciation) in the values of portfolio companies. The Company also generates some interest income on its cash and cash equivalents. At the time of disposition, the disposition proceeds of these securities of portfolio companies will most likely make up most of the Company’s revenues. Consequently, the Company’s success or failure will depend on investing in portfolio companies the securities of which appreciate in value more than the sum of Company operating expenses and the amount by which portfolio company securities depreciate in value. There is no assurance that the Company will be able to do so.

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

Financial Condition

The Company’s total assets were $4,753,261 and its net assets were $2,426,652 at July 31, 2006, compared to $3,546,337 and $2,243,790, respectively, at April 30, 2006. Net assets increased by $182,862 for the three months ended July 31, 2006, and net asset value per share was $0.45 per share at July 31, 2006 and $0.46 per share at April 30, 2006.

The changes in total assets and net assets during the three months ended July 31, 2006 were primarily attributable to:

•
Net unrealized depreciation on investments of $444,222 mainly due to a decrease in the value of the shares of PSI-TEC Holdings, Inc. and Gelstat Corporation, offset in part by an increase in the value of shares of Theater Xtreme Entertainment Group, Inc., BroadRelay Holdings, Inc. and an increase in the value of 200,000 BroadRelay Holdings, Inc. warrants that expire in December of 2006.

•	The increase of 300,000 shares and 150,000 warrants in the Company’s investment in BroadRelay Holdings, Inc.

•	The increase of 300,000 shares in the Company’s investment in Theater Xtreme Entertainment Group, Inc.

•	The Company’s investment in 1,000,000 shares of Extreme Visual Technologies, Inc.

•	The increase in receivables of approximately $117,000 which is mainly due to cash advances, plus accrued interest, to portfolio companies.

•	The increase in accounts payable and accrued expenses of approximately $128,000.

•	The increase in notes payable of $250,000.

•
The increase in deferred revenue of approximately $714,000 which is mainly due to an increase in deferred revenue of approximately $945,200 for Extreme Visual Technologies, Inc. which the Company will earn over the twelve month period beginning July 12, 2006 offset in part by a decrease in deferred revenue of $231,000 ($125,000 for Accelapure Corporation and $106,100 for PSI-TEC Holdings, Inc.) which was earned during the period.

•	The decrease in deferred taxes of approximately $157,000.

•	The sale of 120,640 of the Company’s shares for proceeds of $241,280.

•	The declaration of a dividend paid in the form of 299,064 shares of the common stock of Theater Xtreme Entertainment Group, Inc., a portfolio company, for a total value of $448,595.

•	The Net realized gain of $343,924 on the dividend of shares of common stock of Theater Xtreme Entertainment Group, Inc.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of $643,250 on its holdings of PSI-TEC Holdings, Inc. in the three months ended July 31, 2006 as a result of a decline in the value of the portfolio shares from $1,203,875 to $560,625 during such time period. By contrast, the Company incurred an unrealized gain as a result of the listing of the shares of Theater Xtreme Entertainment Group, Inc. for trading on the OTC Bulletin Board and the increase in the value of the portfolio shares to $773,904 on July 31, 2006 from $575,000 at April 30, 2006.

The Company had unrealized depreciation of ($287,422), net of taxes, for the three months ended July 31, 2006 compared to unrealized depreciation of ($300,775), net of taxes, for the three months ended July 31, 2005 and unrealized depreciation of ($791,456), net of taxes for the year ended April 30, 2006.

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

At July 31, 2006, $4,232,726 or 89.1% of the Company’s assets consisted of investments, of which net unrealized gains over the cost before the income tax effect was $347,798. Deferred taxes on account of unrealized gains have been estimated at approximately $227,000. At July 31, 2006, the Company’s holdings of BroadRelay Holdings, Inc., AccelaPure Corporation and Extreme Visual Technologies, Inc. were valued at $867,834, $1,000,000 and $1,000,000 respectively, which represented in the aggregate approximately 67.8% of the total Company portfolio at that date.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company does not expect to liquidate any of its investments in the near future.

In May, 2006 the Company granted to a stockholder of the Company options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share. On June 15, 2006 this stockholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. The promissory note bears interest at 4.8% per annum, calls for monthly payments of principal and interest over 12 months, and is secured by a pledge of the purchased shares. If any installment of principal or interest is not paid within fifteen (15) days of the date when due, the Company may declare all remaining installments of principal immediately due and payable and proceed to collect the same at once. Under accounting rules applicable to the Company the face amount of this receivable is not included in the July 31, 2006 balance sheet because the note has not been paid.

If, at a future date, the $800,000 note is paid, the net asset value of the Company will increase by the amount of the payment, and the net asset value per share will increase by the amount of the payment divided by the number of shares then outstanding. If the note is not paid and the shares that have been pledged as security for the note are cancelled by the Company, the net asset value per share of the Company will increase as a result of the reduction in the number of outstanding shares.

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

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs

Three months ended July 31, 2006 compared to the three months ended July 31, 2005.

The Company generated revenue of $592,422 for the three months ended July 31, 2006 compared to $0.00 for the three months ended July 31, 2005. For the three months ended July 31, 2006, 98.9% of the Company’s revenues were generated for services and 1.1% was in the form of interest. !00% of the Company’s revenue for services was received in the form of equity securities.

Total operating expenses for the three months ended July 31, 2006 were $886,691, the principal components of which were payroll of $118,385, professional fees of $519,648, of which $447,000 represents options expense, and $180,994 of share-based compensation expense. By comparison, expenses for the three months ended July 31, 2005 were $254,941, the principal components of which were payroll of $107,308, professional fees of $94,854, travel and entertainment of $13,780, and insurance of $16,147.

The Company had a loss from operations of ($294,269) for the three months ended July 31, 2006 compared to a loss from operations of ($254,941) for the three months ended July 31, 2005.

In addition, as a result of the distribution of 299,064 shares of common stock of the Company’s portfolio company, Theater Xtreme Entertainment, Inc., the Company realized a net gain of $343,924 computed as follows: The value per share at the record date minus the original cost per share multiplied by the number of shares distributed ($1.50 - $0.35 = $1.15 x 299,064 = $343,924)

Liquidity and Capital Resources

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

The Company’s cash expenses approximate $80,000 per month. Because Company revenues, when received, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company’s ongoing monthly expenses. Consequently, for the Company to be able to avoid having to defer expenses or sell portfolio companies’ securities to raise cash to pay operating expenses, it will need to sell at least $80,000 per month of common stock. There is no assurance that the Company will be able to do so. The Company will be unable to make any new investments for cash unless it succeeds in raising cash in excess of the amounts needed for ongoing operations. At July 31, 2006 the Company had approximately $170,000 in cash and liquid assets.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosure about market risk since the Company’s Annual Report on Form 10-K filed for the fiscal year ended April 30, 2006.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 31, 2006, the Company sold the number of shares of its common stock set forth on the first line of the table below pursuant to Rule 601 to Rule 609 of Regulation E promulgated under the Securities Act of 1933. No underwriters were involved and all securities were sold for cash. The sale set forth on the second line of the table below is the option exercise described in Part I, Item 1.

DATE OF SALE	PURCHASERS	NUMBER OF SHARES SOLD	CONSIDERATION PAID PER SHARE	SECURITIES ACT EXEMPTION CLAIMED
May 1, 2006 through May 31, 2006	45 Investors	120,640	$2.00	§ 3(b)
June 15, 2006	1 Investor	400,000	$2.00	§ 4(2)
TOTALS	46 Investors	520,640

Item 3. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended July 31, 2006.

Item 6. Exhibits.

The following exhibits are included herein:

10.1	Form of Stock Option Award Agreement.*

10.2	Stock Option Award Agreement between the Company and David M. Bovi dated May 18, 2006.* *

10.3	Promissory Note dated June 15, 2006 made by David M. Bovi payable to the order of the Company.* **

10.4	Security Agreement dated June 15, 2006 between the Company and David M. Bovi.***

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

*	Incorporated by reference to the Current Report on Form 8-K filed May 15, 2006.
**	Incorporated by reference to the Current Report on Form 8-K filed May 19, 2006.
***	Incorporated by reference to the Current Report on Form 8-K filed June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Universal Capital Management, Inc.

Date: September 15, 2006	By: /s/ Michael D. Queen Michael D. Queen, President

Date: September 15, 2006	By: /s/ Joseph T. Drennan Joseph T. Drennan, Treasurer