Form 10-Q
period 2006-10-31
Universal Capital Management, Inc.
filed 2006-12-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51132

Universal Capital Management, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	20-1568059 (I.R.S. Employer Identification No.)

2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	19808 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of December 13, 2006 was 5,438,274

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC. (A BUSINESS DEVELOPMENT COMPANY)
STATEMENT OF ASSETS AND LIABILITIES

	October 31, 2006	April 30, 2006
	(Unaudited)	(Audited)
ASSETS
Investment in Securities, at fair value (cost: $5,904,928 and $2,539,600)	$6,906,680	$3,331,620
Cash and Cash Equivalents	38,960	84,272
Note Receivable	95,000	60,000
Due from Portfolio Companies	54,720	26,873
Miscellaneous Receivables	5,773	-
Due from Affiliates	35,148	24,646
Prepaid Expenses	7,666	7,648
Property and Equipment, net	9,229	10,178
Rent Deposit	1,100	1,100
TOTAL ASSETS	$7,154,276	$3,546,337

LIABILITIES
Accounts Payable and Accrued Expenses	545,643	195,114
Note Payable	325,000	100,000
Deferred Revenue	1,776,479	939,433
Deferred Income Taxes	454,500	68,000
TOTAL LIABILITIES	$3,101,622	$1,302,547

NET ASSETS	$4,052,654	$2,243,790

ANALYSIS OF NET ASSETS:
Net Capital Paid in on Shares of Capital Stock	3,363,602	2,140,640
Distributable Earnings	689,052	103,150
Net Assets	$4,052,654	$2,243,790

Equivalent per share value based on 5,438,274 shares
of capital stock outstanding as of October 31, 2006
and 4,917,634 shares of capital stock outstanding
as of April 30, 2006	$0.75	$0.46

(The accompanying notes are an integral part of these financial statements).

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
October 31, 2006
(Unaudited)

		% of	Number of
Common Stocks & Other Investments United States - 100%	Business	Portfolio	Shares	Fair Value

BF Acquisition Group V, Inc.*	Inactive company	0.02%	**100,000	$1,625

AccelaPure Corporation*	Bio-Pharma and purification services	14.48%	**1,000,000	1,000,000

Creative Energy Solutions, Inc.*	Develops alternative energy technologies	14.48%	**2,000,000	1,000,000

Extreme Visual Technologies, Inc.*	Develops unique graphics imaging technologies	28.96%	**2,000,000	2,000,000

BroadRelay Holdings, Inc.*	High speed internet media	21.15%	**1,304,401	1,460,929

Warrants to purchase 200,000 shares of BroadRelay Holdings, Inc.* at an exercise price of $0.65 per share*****	High speed internet media	2.56%		177,000

Warrants to purchase 175,000 shares of BroadRelay Holdings, Inc.* at an exercise price of $0.65 per share	High speed internet media	3.19%		220,000

Subtotal affiliated companies		84.84%		5,859,554

IPI Fundraising, Inc.	Sales and distribution of fundraising products	0.00%	575,000	-

Gelstat Corporation	Consumer health care	0.16%	221,429	11,071

Neptune Industries, Inc.	Seafood production	0.20%	47,619	13,810

Third Order Nanotechnologies, Inc. (formerly PSI-TEC Holdings, Inc.	Plastics engineering	6.06%	***787,500	418,600
Theatre Xtreme Entertainment Group, Inc.	Home theater sales/installation	8.74%	****575,936	603,645

Total (aggregate cost $5,904,928)		100.00%		$6,906,680

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an “affiliated company”.

**restricted

***200,000 of such shares are restricted

****300,000 of such shares are restricted

***** Conversion price reset by BroadRelay Holdings, Inc. from $1.00 to $0.65

(The accompanying notes are an integral part of these financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
(Unaudited)

	Three months ended October 31, 2006	Three months ended October 31, 2005	Six months ended October 31, 2006	Six months ended October 31, 2005
Income
Management Services	$907,055	$243,000	$1,492,955	$243,000
Interest Income	11,814	-	18,335	-
	918,869	243,300	1,511,290	243,300
Expenses
Bad Debt	543	-	543	-
Depreciation	474	119	949	950
Dues and Subscriptions	-	285	-	420
Fees and Commissions	10,356	5,358	13,938	9,561
Interest Expense	7,316	466	9,036	929
Insurance	18,313	15,943	37,512	32,090
Marketing	9,165	-	12,589	400
Office Expenses and Supplies	908	(760)	1,611	1,639
Payroll	139,887	125,192	258,272	232,500
Payroll Taxes	6,528	5,339	15,213	12,927
Postage, Delivery and Shipping	1,099	711	1,855	1,706
Professional Fees	177,098	60,409	696,746	155,263
Rent	4,200	4,300	8,400	8,200
Share Based Compensation Expense	2,334	-	183,278	-
Taxes - Franchise	3,401	-	4,814	-
Telephone	1,358	741	2,164	1,874
Travel and Entertainment	7,963	8,275	30,053	22,055
Utilities	1,023	593	1,684	1,397
	391,966	226,971	1,278,657	481,911

Income (Loss) from Operations	526,902	16,329	232,633	(238,611)

Net realized Gain on Dividend of Portfolio Stock	-	-	343,924	-

Unrealized Appreciation (Depreciation) on Investments	840,066	(62,734)	395,844	(730,109)

Income Tax Benefit (Provision)	(543,300)	16,900	(386,500)	383,500

Net Increase (Decrease) in Net Assets Resulting from Operations	$823,668	$(29,505)	$585,901	$(585,220)

(The accompanying notes are an integral part of these financial statements).

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006
(Unaudited)

INCREASE IN NET ASSETS FROM OPERATIONS
Income from operations	$232,633
Unrealized appreciation on investments, net of taxes	9,344
Net realized gain on dividend of portfolio stock	343,924

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	585,901

CAPITAL SHARE TRANSACTIONS
Issuance of Common Stock	1,041,280
Share-based Compensation Expense	183,278
Stock Options granted for operating Expenses	447,000
Dividend of Portfolio Stock	(448,595)

NET CAPITAL SHARE TRANSACTIONS	1,222,963

TOTAL INCREASE	1,808,864

NET ASSETS, BEGINNING OF YEAR	2,243,790

NET ASSETS, END OF PERIOD	$4,052,654

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
(Unaudited)

	Six months ended October 31, 2006	Six months ended October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$585,901	$(585,220)
Adjustments to reconcile net decrease in net assets from
operations to net cash used in operating activities:
Gain on dividend of portfolio stock	(343,924)	-
Stock received for interest	(13,888)	-
Investment securities received in exchange for management services	(1,462,955)	(243,300)
Depreciation expense	949	950
Share based compensation expense	183,278	-
Stock options granted for operating expenses	447,000	-
Net unrealized (appreciation) depreciation on investments	(395,844)	730,109
Deferred Income Taxes	386,500	(383,500)
Net changes in miscellaneous receivables	(5,773)	(19,050)
Net changes in due from portfolio companies	(27,847)	-
Net changes in due from affiliates	(10,500)	9,395
Prepaid expenses	(18)	1,596
Net changes in accounts payable and accrued expenses	350,529	(22,432)
Net cash used in operating activities	(306,592)	(511,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable	(55,000)	-
Net cash used in investing activities	(55,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	325,000	-
Repayment of debt	(250,000)	-
Proceeds from issuance of common stock	241,280	453,600
Net cash provided by financing activities	316,280	453,600

NET INCREASE (DECREASE) IN CASH	(45,312)	(57,852)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	84,272	158,453

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,960	$100,601

NON-CASHINVESTING AND FINANCING ACTIVITIES:

July 2006, common stock was issued upon exercise of stock options granted for services rendered.

The stock was issued in exchange for a note receivable in the face amount of $800,000. In October 2006, the note receivable was exchanged for 1,000,000 shares of Extreme Visual Technologies, Inc. stock valued at $1.00 per share.

In October 2006, a $20,000 note receivable to BroadRelay Holdings, Inc. was converted into 40,000 shares of BroadRelay Holdings, Inc.

(The accompanying notes are an integral part of these financial statements)

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).SFAS 123(R) supersedes APB Opinion No. 25 (“APB25”) Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach of SFAS 123(R) is similar to the approach described in SFAS 123. However SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro Forma disclosure is no longer an alternative. SFAS 123(R) is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer. The Company adopted SFAS 123(R) effective May 1, 2006.

Prior to May 1, 2006 the Company followed the provisions of SFAS 123 which allowed companies to either expense the estimated fair value of the stock options or continue to follow the intrinsic value method set forth in APB 25, but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans and grants of stock options. There were no employee stock options granted prior to May 1, 2006.

Reclassifications

Certain reclassifications have been made to the April 30, 2006 statement of assets and liabilities to conform to the October 31, 2006 presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS

Portfolio Companies consist of the following:

	Number of
	Shares held at		Value at	Unrealized
	Oct. 31, 2006	Cost	Oct. 31, 2006	Gain / (Loss)

Affiliated Securities*
BF Acquisition Group V, Inc.	100,000	$1,625	$1,625	$-
AccelaPure Corporation	1,000,000	1,000,000	1,000,000	-
Creative Energy Solutions, Inc.	2,000,000	1,000,000	1,000,000	-
Extreme Visual Technologies, Inc.	2,000,000	1,813,888	2,000,000	186,112
BroadRelay Holdings, Inc.	1,304,401	511,100	1,460,929	949,829
Warrants to Purchase 200,000 shares of BroadRelay Holdings, Inc.
Warrants expiring December 15, 2006	200,000	-	177,000	177,000
Warrants expiring July 15, 2011	150,000	-	220,000	220,000

Total Affiliated Securities		4,326,613	5,859,554	1,532,941

Non-affiliated Securities
IPI Fundraising, Inc	575,000	6,625	-	(6,625)
Gelstat Corporation	221,429	350,000	11,071	(336,929)
Neptune Industries, Inc.	47,619	20,000	13,810	(6,190)
Third Order Nanotechnologies, Inc.**	787,500	619,000	418,600	(200,400)
Theater Xtreme Entertainment Group, Inc.	575,936	396,578	603,645	207,067

Total Non-Affiliated Securities		1,392,203	1,047,126	(345,077)

Total Securities		$5,718,816	$6,906,680	$1,187,864

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

**Formerly known as PSI-TEC Holdings, Inc.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

The deferred income tax benefit consists of the following:

Deferred:
Federal	$301,800
State	84,700

Total Deferred	$386,500

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$330,600
State income taxes, net of federal taxes	55,900

$386,500

Deferred income taxes reflect the net effect of unrealized gains on investments and an operating loss carryforward. There are no other significant temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of the deferred assets (liabilities) are as follows:

Unrealized gains	$472,100
Net operating loss	(17,600)

Total	$454,500

At October 31, 2006, the Company had a net operating loss carryforward of approximately $44,000 which, if not used, will expire in 2025.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	$35,148

Total	$35,148

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

In order to pay for the securities subscribed, the Company signed a promissory note payable to BroadRelay Holdings, Inc. in the amount of $150,000. Interest accrued at the prime rate of interest. Principal and accrued interest on the note were payable on or before October 15, 2006. The prime rate of interest was 7.50% at July 17, 2006.The promissory note was paid on August 1, 2006.

NOTE 6 - NOTES PAYABLE

During the months of July and August the Company issued notes payable totaling $325,000. Interest accrued at the prime rate of interest. Principal and accrued interest were payable on or before October 15, 2006. The prime rate of interest was 8.25% at October 31, 2006. In May of 2006, the Company repaid a $100,000 note.

NOTE 7 - EMPLOYEE STOCK OPTIONS

On May 8, 2006, the Company’s Stockholders approved the 2006 Equity Incentive Plan and authorized the Issuance of 2,000,000 shares of common stock of the Company pursuant to such plan.

In May of 2006 the Company granted to an officer of the Company options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 which vest immediately and expire in 10 years.

In May 2006, the Company granted two employees and one shareholder of the Company options to purchase 135,000 shares of the Company’s common stock at an exercise price of $2.00, of which 110,000 shares vest Immediately and 25,000 shares vest over three years. All of the options expire in 10 years.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

As of October 31, 2006, there was $23,722 of total stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a period of three years.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 34%, risk-free interest rate of 5.10% and expected option life of ten years.

NOTE 8 - CAPITAL SHARE TRANSACTIONS

 During the six months ended October 31, 2006, 120,640 shares of common stock of the Company were issued for cash proceeds of $241,280. In May 2006, the Company granted to a shareholder of the Company options to purchase 400,000 shares of the company’s common stock at an exercise price of $2.00 per share. On June 15, 2006, this shareholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. The promissory note called for monthly payments of principal and interest over 12 months and was secured by a pledge of the purchased shares. On October 25, 2006, the Company entered into an agreement with the above shareholder to accept 1,000,000 shares of Extreme Visual Technologies, Inc. common stock in exchange for $800,000 principal and $13,888 interest on the promissory note.

On July 20, 2006, The Board of Directors of the Company declared a dividend to shareholders of record on July 31, 2006 in the form of .055 shares of the common stock of Theater Xtreme Entertainment Group, Inc., a Company portfolio company. This dividend in kind was distributed in August 2006 but for accounting purposes was recorded as of July 31, 2006. The total number of shares of Theater Xtreme distributed was 299,064 for a total value of $448,595.

NOTE 9 - FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$0.46

Income from operations, net of tax benefit	0.03
Unrealized appreciation on investment, net of taxes	0.04
Realized gain on dividend of portfolio stock	0.03
0.10
Add capital share transactions	0.19
Net asset value, end of period	$0.75
Total Return	7.3%
Average Net Assets as a percentage of :
Expenses (annualized)	80.2%

Management income (annualized)	93.7%

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

Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there were a ready market for such equity securities.

The Company may retain a professional valuation consulting firm to provide it with valuations of the securities of portfolio companies. The Company expects to pay a professional fee each time such a valuation is provided.

Financial Condition

The Company’s total assets were $7,154,276 and its net assets were $4,052,654 at October 31, 2006, compared to $3,546,337 and $2,243,790, respectively, at April 30, 2006. Net assets increased by $1,808,864 for the six months ended October 31, 2006, and net asset value per share increased to $0.75 per share at October 31, 2006 from $0.46 per share at April 30, 2006.

The changes in total assets and net assets during the six months ended October 31, 2006 were primarily attributable to:

•
The increase in unrealized appreciation on investments of approximately $396,000 mainly due to an increase in value of shares of BroadRelay Holdings, Inc. and Theater Xtreme Entertainment Group, Inc. and an increase in the value of 200,000 BroadRelay Holdings, Inc. warrants that expire in December 2006, offset in part by a decrease in the value of the shares of Gelstat Corporation, Neptune Industries, Inc. and Third Order Nanotechnologies, Inc.

•	The increase of 340,000 shares in the Company’s investment in BroadRelay Holdings, Inc.

•	The Company’s investment in 1,000,000 shares of Extreme Visual Technologies, Inc., a private company.

•	The Company’s investment in 2,000,000 shares of Creative Energy Solutions, Inc., a private company.

•	The acquisition of 150,000 BroadRelay Holdings, Inc. warrants that expire in July 2011.

•	The increase in notes receivable of $35,000.

•	The increase in amounts due from portfolio companies of approximately $28,000.

•	The increase in accounts payable and accrued expenses of approximately $350,000 which is due mainly to an increase in accrued payroll and payroll taxes of approximately $224,000.

•	The increase in notes payable of $225,000.

•
The increase in deferred revenue of approximately $837,000 which is due mainly to an increase in deferred revenue of $1,000,000 for Extreme Visual Technologies, Inc. which the Company will earn over a twelve month period beginning July 12, 2006 and an increase in deferred revenue of $1,000,000 for Creative Energy Solutions, Inc. which the Company will earn over a six month period beginning August 1, 2006 offset by a decrease in deferred revenue of approximately $1,163,000 ( $500,000 for Creative Energy Solutions, Inc., $307,000 for Extreme Visual Technologies, Inc., $250,000 for Accelapure Corporation and $106,000 for Third Order Nanotechnologies, Inc. ) which was earned during the period.

•	The increase in deferred taxes of $387, 000.

•	The sale of 120,640 of the Company’s common shares for proceeds of $241,280.

•
In May, 2006 the Company granted to a stockholder of the Company options to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.00 per share. On June 15, 2006 this stockholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. The promissory note bore interest at 4.8% per annum, called for monthly payments of principal and interest over 12 months, and was secured by a pledge of the purchased shares. If any installment of principal or interest was not paid within fifteen (15) days of the date when due, the Company may have declared all remaining installments of principal immediately due and payable and proceeded to collect the same at once. Under accounting rules applicable to the Company the face amount of this receivable was not included in the July 31, 2006 balance sheet because the note had not been paid. On October 25, 2006, the Company entered into an agreement with the above shareholder to accept 1,000,000 shares of Extreme Visual Technologies, Inc. common stock in exchange for $800,000 principal and $13,888 interest on the promissory note. The remaining value of $186,112 has been accounted for as unrealized appreciation on investments.

•	The declaration of a dividend paid in the form of 299,064 shares of the common stock of Theater Xtreme Entertainment Group, Inc., a portfolio company, for a total value of $448,595.

•	The net realized gain of $343,924 on the dividend of shares of common stock of Theater Xtreme Entertainment Group, Inc.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of ($785,275) on its holdings of Third Order Nanotechnologies, Inc. in the six months ended October 31, 2006 as a result of a decline in the value of the portfolio shares from $1,203,875 to $418,600 during such time period. By contrast, the Company incurred an unrealized gain of $1,194,440 on its holdings of BroadRelay Holdings, Inc. in the six months ending October 31, 2006 as a result of the increase of the value of the portfolio shares and warrants from $493,489 to $1,857,929 during such time period.

The Company had unrealized appreciation of $9,344, net of taxes, at October 31, 2006 compared to unrealized depreciation of ($346,609), net of taxes, at October 31, 2005 and unrealized depreciation of ($791,456), net of taxes for the year ended April 30, 2006.

The Company’s financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with the Company’s help. The Company has invested a substantial portion of its assets in development stage or start-up companies. These businesses are frequently thinly capitalized, unproven, small companies that frequently lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

At October 31, 2006, $6,906,680 or 96.5% of the Company’s assets consisted of investments of which net unrealized gains before the income tax effect was $1,187,864. Deferred taxes on account of unrealized gains have been estimated at approximately $472,100. At October 31, 2006, the Company’s holdings of Extreme Visual Technologies, Inc., BroadRelay Holdings, Inc. and AccelaPure Corporation were valued at $2,000,000, $1,857,929 and $1,000,000 respectively, which represented in the aggregate approximately 70% of the total Company portfolio at that date.

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

Three months ended October 31, 2006 compared to the three months ended October 31, 2005.

The Company generated revenue of $918,868 for the three months ended October 31, 2006 compared to $243,300 for the three months ended October 31, 2005. 98.7% of the Company’s revenue was generated for services and 1.3% was for interest for the three months ended October 31, 2006 and 100% of the Company’s revenue was generated for services for the three months ended October 31, 2005. 100% of the Company’s revenue for services was received in the form of equity securities for the three months ended October 31, 2006 and October 31, 2005.

Total operating expenses for the three months ended October 31, 2006 were $391,966, the principal components of which were payroll of $139,887 and professional fees of $177,098, which consisted primarily of legal, accounting and consulting fees. These expenses compared to 226,971 for the three months ended October 31, 2005, the principal components of which were payroll of $125,192, and professional fees of $60,409.

The Company realized income from operations of $526,902 for the three months ended October 31, 2006 compared to income from operations of $16,329 for the three months ended October 31, 2005.

Six months ended October 31, 2006 compared to the six months ended October 31, 2005.

The Company generated revenue for services of $1,511,290 for the six months ended October 31, 2006 compared to $243,300 for the six months ended October 31, 2005. 98.8% of the Company’s revenue was generated for services and 1.2% was for interest for the six months ended October 31, 2006 and 100% of the Company’s revenue was generated for services for the six moths ended October 31, 2005. 100% of the Company’s revenue for services was received in the form of equity securities for the six months ended October 31, 2006 and for the six months ended October 31, 2005.

Total operating expenses for the six months ended October 31, 2006 were $1,278,657, the principal components of which were payroll of $258,272, professional fees of $696,746, of which $447,000 represents options expense and $249,746 consisted primarily of legal, accounting and consulting fees, and $183,278 of share based compensation expense. These expenses compared to $481,911 for the six months ended October 31, 2005, the principal components of which were payroll of $232,500 and professional fees of $155,263 which consisted primarily of legal, accounting and consulting fees.

The Company realized a profit from operations of $232,633 for the six months ended October 31, 2006 compared to a loss from operations of ($238,611) for the six months to October 31, 2005.

On October 31, 2006, the Company had a net operating loss carry-forward of approximately $44,000 which, if not used, will expire in 2025.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions.

The Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements. Moreover, the Company anticipates that it may borrow money and pledge portfolio securities as collateral. If it does so and is unable to repay the loans, the portfolio securities may be sold to satisfy the balance due.

The Company’s cash expenses approximate $90,000 per month. Because Company revenues, when received, tend to be in the form of portfolio securities, such revenues are not of a type capable of being used to satisfy the Company’s ongoing monthly expenses. Consequently, for the Company to be able to avoid having to defer expenses or sell portfolio companies’ securities to raise cash to pay operating expenses, it will need to sell at least $90,000 per month of common stock. There is no assurance that the Company will be able to do so. The Company will be unable to make any new investments unless it succeeds in raising cash in excess of the amounts needed for ongoing operations. At October 31, 2006 the Company had approximately $40,000 in cash and liquid assets. Because of a shortage of cash, the Company’s accounts payable and accrued expenses have increased from $195,114 at April 30, 2006 to $545,643 at October 31, 2006

Critical Accounting Estimates

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, its disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended October 31, 2006, the Company sold the number of shares of its common stock set forth on the first line of the table below pursuant to Rule 601 to Rule 609 of Regulation E promulgated under the Securities Act of 1933. No underwriters were involved and all securities were sold for cash. The sale set forth on the second line of the table below is the option exercise described in Part I, Item 1.

DATE OF SALE	PURCHASERS	NUMBER OF SHARES SOLD	CONSIDERATION PAID PER SHARE	SECURITIES ACT EXEMPTION CLAIMED
May 1, 2006 through May 31, 2006	45 Investors	120,640	$2.00	§ 3(b	)
June 15, 2006	1 Investor	400,000	$2.00	§ 4(2)
TOTALS	46 Investors	520,640

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on Tuesday, September 19, 2006. Shareholders voted on two matters, the substance of these matters and the results of the voting on each such matter are described below. The record date was July 31, 2006, at which time there were 5,438,274 shares outstanding and entitled to vote at the annual meeting.

The first proposal was to elect five Directors: Michael D. Queen, Joseph T, Drennan, Jeffrey Muchow, Steven P. Pruitt, Jr. and Thomas M. Pickard, Sr. to serve until the date of the 2006 annual meeting and until their successors are respectively duly elected and qualified. Messrs. Queen, Drennan, Muchow, Pruitt and Pickard received 3,414,805, 3,414,805, 3,414,805, 3,414,805 and 3,414,805 votes, respectively. 0 shares were voted against and 2,023,469 shares abstained.

The second proposal brought for a vote was the ratification of Morison Cogen, LLP as the Company’s Independent Auditors for the 2006 fiscal year. 3,414,805 shares were voted for, 0 shares were voted against and 2,023,469 shares abstained.

Item 6.   Exhibits.

The following exhibits are included herein:

10.1	Form of stock Option Award Grant.*

10.2	Stock Option Award Agreement between the Company and David M. Bovi dated May 18, 2006. **

10.3	Promissory Note dated June 15, 2006 made by Davis M. Bovi payable to the order of the Company. ***

10.4	Security Agreement dated June 15, 2006 between the Company and David M. Bovi. ***

10.5	Distribution of portfolio company shares on August 11, 2006. ****

10.6	Stock Transfer Agreement dated October 25, 2006 by and between the Company and David M. Bovi. *****

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

*	Incorporated by reference to the Current Report on Form 8-K dated May 15, 2006.

**	Incorporated by reference to the Current Report on Form 8-K dated May 16, 2006.

***	Incorporated by reference to the Current Report on Form 8-K dated June 15, 2006.

****	Incorporated by reference to the Current Report on Form 8-K dated August 11, 2006.

*****	Incorporated by reference to the Current Report on Form 8-K dated October 25, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Capital Management, Inc.

Date: December 13, 2006	By:	/s/ Michael D. Queen
Michael D. Queen, President

Date: December 13, 2006	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer