Form 10-Q
period 2007-01-31
Universal Capital Management, Inc.
filed 2007-03-20
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

The number of shares of the registrant’s Common Stock outstanding as of March 19, 2007 was 5,438,274

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF ASSETS AND LIABILITIES

	January 31, 2007	April 30, 2006
	(Unaudited)	(Audited)
ASSETS
Investment in Securities, at fair value (cost: $5,733,816 and $2,539,600)	$6,049,265	$3,331,620
Cash and Cash Equivalents	895	84,272
Notes Receivable	95,000	60,000
Due from Portfolio Companies	63,805	26,873
Miscellaneous Receivables	12,505	-
Due from Affiliates	36,239	24,646
Prepaid Expenses	5,262	7,648
Property and Equipment, net	8,754	10,178
Rent Deposit	1,100	1,100
TOTAL ASSETS	$6,272,825	$3,546,337

LIABILITIES
Accounts Payable and Accrued Expenses	689,232	195,114
Notes Payable	425,000	100,000
Due to Officer	50,000	-
Deferred Revenue	899,424	939,433
Income Taxes	209,800	-
Deferred Income Taxes	125,400	68,000
TOTAL LIABILITIES	$2,398,856	$1,302,547

NET ASSETS	$3,873,969	$2,243,790

ANALYSIS OF NET ASSETS:
Net Capital Paid in on Shares of Capital Stock	3,365,937	2,140,640
Distributable Earnings	508,032	103,150
Net Assets	$3,873,969	$2,243,790

Equivalent per share value based on 5,438,274 shares
of capital stock outstanding as of January 31, 2007
and 4,917,634 shares of capital stock outstanding
as of April 30, 2006	$0.71	$0.46

(The accompanying notes are an integral part of these financial statements.)

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
January 31, 2007
(Unaudited)

		% of	Number of
Common Stocks & Other Investments United States - 100%	Business	Portfolio	Shares		Fair Value

BF Acquisition Group V, Inc.*	Inactive company	0.03%	100,000	**	$1,625

AccelaPure Corporation*	Bio-Pharma and purification services	16.53%	1,000,000	**	1,000,000

Creative Energy Solutions, Inc.*	Develops alternative energy technologies	16.53%	2,000,000	**	1,000,000

Extreme Visual Technologies, Inc.*	Develops unique graphics imaging technologies	33.06%	2,000,000	**	2,000,000

SIVOO, Inc.* (formerly BroadRelay Holdings, Inc.)	High speed internet media	13.54%	1,364,4010	**	818,640

Warrants to purchase 200,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring December 15, 2010.	High speed internet media	1.70%			103,000

Warrants to purchase 200,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring November 11, 2011.	High speed internet media	1.77%			107,000

Subtotal affiliated companies		83.16%			5,030,265

IPI Fundraising, Inc.	Sales and distribution of fundraising products	0.00%	575,000		-

Gelstat Corporation	Consumer health care	0.31%	221,429		18,821

Neptune Industries, Inc.	Seafood production	0.10%	47,619		6,190

Third Order Nanotechnologies, Inc. (formerly PSI-TEC Holdings, Inc.)	Plastics engineering	8.91%	787,500	***	539,000
Theatre Xtreme Entertainment Group, Inc.	Home theater sales/installation	7.52%	575,936		454,989

Total (aggregate cost $5,733,816)		100.00%			$6,049,265

*	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an affiliated company.

**	restricted

***	200,000 of such shares are restricted

(The accompanying notes are an integral part of these financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Income
Management Services	$897,055	$329,517	$2,390,010	$572,817
Interest Income	1,916	-	20,251	-
	898,971	329,517	2,410,261	572,817
Expenses
Bad Debt	-	19,350	543	19,350
Depreciation	475	475	1,424	1,425
Dues and Subscriptions	-	-	-	420
Fees and Commissions	3,639	2,563	17,577	12,124
Interest Expense	9,045	168	18,082	1,097
Insurance	17,794	15,673	55,306	47,763
Licenses and permits	75	75	75	75
Marketing	8,190	-	20,779	400
Office Expenses and Supplies	777	5,344	2,388	6,983
Payroll	152,271	109,153	375,604	341,653
Payroll Taxes	5,303	4,485	20,516	17,411
Postage, Delivery and Shipping	1,236	940	3,091	2,646
Professional Fees	152,271	33,962	849,017	189,225
Rent	4,200	4,200	12,600	12,400
Telephone	1,418	610	3,582	2,484
Travel and Entertainment	1,977	22,956	32,030	45,011
Share Based Compensation Expense	2,334	-	185,612	-
Taxes - Franchise	-	-	4,814	-
Utilities	809	1,952	2,493	3,349
	326,876	221,906	1,605,533	703,816

Income (Loss) from Operations	572,095	107,611	804,728	(130,999)

Net Realized Gain on Dividend of Portfolio Stock	-	-	343,924	-

Unrealized Appreciation (Depreciation) on Investments	(872,414)	(54,031)	(476,570)	(784,140)

Income Tax Benefit (Provision)	119,300	(20,100)	(267,200)	363,400

Net Increase (Decrease) in Net Assets Resulting from Operations	$(181,019)	$33,480	$404,882	$(551,739)

(The accompanying notes are an integral part of these financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED JANUARY 31, 2007
(Unaudited)

INCREASE IN NET ASSETS FROM OPERATIONS
Income from operations	$804,728
Unrealized (Depreciation) on investments, net of taxes	(743,770)
Net realized gain on Dividend of Portfolio Stock	343,924

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	404,882

CAPITAL SHARE TRANSACTIONS
Issuance of Common Stock	1,041,280
Share-based Compensation Expense	185,612
Stock Options granted for Operating Expenses	447,000
Dividend of Portfolio Stock	(448,595)

NET CAPITAL SHARE TRANSACTIONS	1,225,297

TOTAL INCREASE	1,630,179

NET ASSETS, BEGINNING OF YEAR	2,243,790

NET ASSETS, END OF PERIOD	$3,873,969

(The accompanying notes are an integral part of these financial statements)

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006
(Unaudited)

	Nine months ended January 31, 2007	Nine months ended January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$404,882	$(551,739)
Write-off of due from affiliate, deemed uncollectible	-	19,350
Adjustments to reconcile net decrease in net assets from
Operations to net cash used in operating activities:
Gain on Dividend of Portfolio stock	(343,924)	-
Stock received for interest	(13,888)	-
Investment securities received in exchange for management services	(2,340,007)	(572,817)
Depreciation expense	1,424	1,425
Share based compensation expense	185,612	-
Stock Options granted for operating expenses	447,000	-
Net unrealized (appreciation) depreciation on investments	476,570	784,140
Income Taxes	209,800	-
Deferred Income Taxes	57,400	(363,400)
Net changes in miscellaneous receivables	(12,505	300
Net changes in due from portfolio companies	(51,932)	-
Net changes in due from affiliates	(11,593)	(24,925)
Prepaid expenses	2,386	4,084
Net changes in accounts payable and accrued expenses	494,118	13,872
Net cash used in operating activities	494,657	(689,710)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in note to shareholder	50,000	-
Increase in notes receivable	(55,000)	-
Net cash used by investing activities	(5,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	425,000	-
Repayment of debt	(250,000)	-
Proceeds from issuance of common stock	241,280	559,915
Net cash provided by financing activities	416,280	559,915

NET INCREASE (DECREASE) IN CASH	(83,377)	(129,795)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	84,272	158,453

CASH AND CASH EQUIVALENTS, END OF PERIOD	$895	$28,658

NON-CASH INVESTING AND FINANCING ACTIVITIES

In July, 2006 common stock was issued upon exercise of stock options granted for services rendered. The stock was issued in exchange for a note receivable in the face amount of $800,000. In October 2006, the note receivable was exchanged for 1,000,000 shares of Extreme Visual Technologies, Inc. stock.

In October 2006, a $20,000 note receivable to SIVOO, Inc. formerly BroadRelay Holdings, Inc. was converted to 40,000 shares of SIVOO, Inc.

In November 2006, a $15,000 note receivable to SIVOO, Inc. formerly BroadRelay Holdings, Inc. was converted into 60,000 shares of SIVOO, Inc.

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

Security Valuations

Investments in securities traded on a national securities exchange (or reported on the NASDAQ Stock Market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc.) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123(R) supersedes APB Opinion No. 25 ("APB25") Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach of SFAS 123(R) is similar to the approach described in SFAS 123. However SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro Forma disclosure is no longer an alternative. SFAS 123 (R) is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer. The Company adopted SFAS 123(R) effective May 1, 2006.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2006 statement of assets and liabilities to conform to the January 31, 2007 presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company will be required to adopt the provisions of SAB No.108 in fiscal 2008. The Company currently does not believe that the adoption of SAB No. 108 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially affect its financial position or results of operations.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS

Portfolio Companies consist of the following:

	Number of
	Shares held at		Value at	Unrealized
	Jan 31, 2007	Cost	Jan 31, 2007	Gain / (Loss)

Affiliated Securities*
BF Acquisition Group V, Inc.	100,000	$1,625	$1,625	$-
AccelaPure Corporation	1,000,000	1,000,000	1,000,000	-
Creative Energy Solutions, Inc.	2,000,000	1,000,000	1,000,000	-
Extreme Visual Technologies, Inc.	2,000,000	1,813,888	2,000,000	186,112
SIVOO, Inc.**	1,364,401	526,100	818,640	292,540
Warrants to purchase 400,000 shares of SIVOO, Inc.
warrants expiring December 15, 2010	200,000	-	103,000	103,000
warrants expiring July15, 2011	200,000	-	107,000	107,000

Total Affiliated Securities		4,341,613	5,030,265	688,652

Non-affiliated Securities
IPI Fundraising, Inc.	575,000	6,625	-	(6,625)
Gelstat Corporation	221,429	350,000	18,821	(331,179)
Neptune Industries, Inc.	47,619	20,000	6,190	(13,810)
Third Order Nanotechnologies, Inc.***	787,500	619,000	539,000	(80,000)
Theater Xtreme Entertainment Group, Inc.	575,936	396,578	454,989	58,411

Total Non-Affiliated Securities		1,392,203	1,019,000	(373,203)

Total Securities		$5,733,816	$6,049,265	$315,449

*	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

**	Formerly known as BroadRelay Holdings, Inc.

***	Formerly known as PSI-TEC Holdings, Inc.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed In Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109).

Income taxes consist of the following:
Deferred:
Federal	$44,800
State	12,600

Total Deferred	$57,400

Current
Federal	$163,800
State	46,000

Total Current	$209,800

Total Income Taxes	$267,200

The effective tax rate differs from the U.S. statutory federal income tax rate of 34% as described below:

Income tax at statutory rate	$228,500
State income taxes, net of federal taxes	38,700

$267,200

Deferred income taxes reflect the net effect of unrealized gains on investments and current income taxes reflect the net effect of operating income. There are no other significant temporary differences between the carrying amount of
Assets and liabilities for financial reporting purposes and the amount used for income tax purposes

The components of the deferred liabilities are as follows:

Unrealized gains	$(125,400)

Total	$(125,400)

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 4 - DUE FROM AFFILIATES

Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	$36,239

Total	$36,239

NOTE 5 - ACCRUED EXPENSES

At January 31, 2007 accrued expenses includes $477,521 of deferred Officer Compensation

NOTE 6 - NOTES PAYABLE

During the months of July and August 2006 the Company issued notes payable totaling $325,000. Interest accrued at the prime rate of interest. Principal and interest are payable on demand.

In November 2006 the Company issued a note payable totaling $100,000, Interest accrues at the prime rate of interest. Principal and interest are payable on or before April 30, 2007.

In May, 2006 the Company repaid a $100,000 note.
The prime rate of interest was 8.25% on January 31, 2007.

NOTE 7 - EMPLOYEE STOCK OPTIONS

On May 8, 2006 the Company’s Stockholders approved the 2006 Equity Incentive Plan and authorized the issuance of 2,000,000 shares of common stock of the Company pursuant to such Plan.

In May, 2006 the Company granted to an officer of the Company options to purchase 50,000 of the Company’s  Common stock at an exercise price of $2.00, which vest immediately and expire in ten years.

In May, 2006 the Company granted to two employees and one shareholder of the Company options to purchase 135,000 in the aggregate shares at an exercise price of $2.00, of which 110,000 shares vest immediately and 25,000 shares vest over three years. All of the options expire in ten years.

As of January 31, 2007 there was $21,388 of total stock option compensation expense related to unvested awards not yet recognized which, is expected to be recognized over a period of three years.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 34%, risk free interest rate of 5.10% and expected option life of ten years.

NOTE 8 - CAPITAL SHARE TRANSACTIONS

During the nine months ended January 31, 2007, 120,640 shares of common stock of the Company were issued for cash proceeds of $241,280. In May,2006, the Company granted to a stockholder of the company options to purchase 400,000 shares of the Company’s common stock at an option price of $2.00 per share. On June 15, 2006, this stockholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. The promissory note called for monthly payments of principal and interest over 12 months and was secured by a pledge of the purchased shares. On October 25, 2006, the Company entered into an agreement with the stockholder to accept 1,000,000 shares of Extreme Visual Technologies, Inc. common stock in Exchange for $800,000 principal and $13,888 interest on the promissory note.

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

NOTE 9 - FINANCIAL HIGHLIGHTS

Per Share Operating Performance
Net asset value, beginning of period	$0.46

Income from operations, net of tax benefit	0.08
Unrealized depreciation on investment, net of taxes	(0.05)
Realized gain on dividend of Portfolio stock	0.03
0.06

Add capital share transactions	0.19

Net asset value, end of period	$0.71

Total Return	26.3%

Average Net Assets as a percentage of :
Expenses (annualized)	70.1%
Management income (annualized)	104.3%

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

The following discussion is qualified by reference to, and should be read in conjunction with the Company’s financial statements and the notes thereto, and the Management’s Discussion and Analysis section for the fiscal year ended April 30, 2006 included in the Company’s Annual Report on Form 10-K

Business Overview

The Company’s primary business is to invest in emerging growth companies. The Company assists these companies in strategic and financial planning, in market strategies and assists in trying to achieve prudent and profitable growth. Management is devoting most of its efforts to general business planning, raising capital, and seeking appropriate investments.

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

Financial Condition

The Company’s total assets were $6,272,825 and its net assets were $3,873,969 at January 31, 2007, compared to $3,546,337 and $2,243,790, respectively, at April 30, 2006. Net assets increased by $1,630,179 for the nine months ended January 31, 2007, and net asset value per share was $0.71 at January 31, 2007 and $0.46 per share at April 30, 2006.

The changes in total assets and net assets during the nine months ended January 31, 2007 were primarily attributable to:

•	The increase of 400,000 shares in the Company’s investment in SIVOO, Inc.

•	The increase of 936 shares in the Company’s investment in Theater Xtreme Entertainment Group, Inc.

•	The Company’s investment in 2,000,000 shares of Creative Energy Solutions Inc.

•	The Company’s investment in 1,000,000 shares of Extreme Visual Technologies, Inc.

•	The acquisition of 200,000 SIVOO, Inc. warrants to expire in 2011.

•
The decrease in unrealized appreciation on same share investments from April 30, 2006 to January 31, 2007 of approximately $625,352 mainly due to a decrease in value of shares of Third-Order Nanotechnologies, Inc,, Gelstat Corporation, Neptune Industries, Inc. and Theater Xtreme Entertainment Group, Inc, offset in part by an increase in the value of the shares of SIVOO, Inc. and the increase in the value of 200,000 SIVOO, Inc. warrants expiring in 2010.

•
The increase in accounts payable and accrued expenses of approximately $494,000 which is mainly due to an increase in deferred compensation for officers consisting of payroll and payroll taxes of approximately $325,000.

•	An increase in notes payable of $325,000.

•	The increase in due to Officer of $50,000,

•
The decrease in deferred revenue of approximately $40,000 which is due mainly to an increase in deferred revenue of $1,000,000 for Extreme Visual Technologies, Inc. which the Company will earn over the twelve month period beginning July 12, 2006 and an increase in deferred revenue of $1,000,000 for Creative Energy Solutions, Inc. which the company earned over the six month period beginning August 1, 2006 offset by a decrease in deferred revenue of approximately $2,040,000 ($1,000,000 for Creative Energy Solutions, Inc., $558,900 for Extreme Visual Technologies, Inc., $375,000 for Accelapure Corporation and $106,100 for Third-Order Nanotechnologies, Inc.) which was earned during the period.

•	The increase in deferred taxes of $267,200.

•	The sale of 120,640 of the Company’s common shares for proceeds of $241,280.

•	The declaration of a dividend paid in the form of 299,064 shares of the common stock of Theater Xtreme Entertainment Group, Inc., a portfolio company, for a total value of $448,595.

•	The net realized gain of $343,924 on the dividend of shares of common stock of Theater Xtreme Entertainment Group, Inc.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuations in value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of ($664,875) on its holdings of Third Order Nanotechnologies, Inc. in the nine months ended January 31, 2007 as a result of a decline in the value of the portfolio shares from $1,203,875 to $539,000 during such time period. By contrast, the Company incurred an unrealized gain of $188,151 on its same share holdings of SIVOO, Inc. in the nine months ending January 31, 2007 as a result of the increase of the value of the portfolio shares and warrants from $493,489 to $681,640 during such time period.

The Company had unrealized (depreciation) of ($743,770), net of taxes, at January 31, 2007 compared to unrealized (depreciation) of ($420,740), net of taxes, at January 31, 2006 and unrealized (depreciation) of ($791,456), net of taxes for the year ended April 30, 2006.

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

At January 31, 2007, $6,049,265 or 96.4% of the Company’s assets consisted of investments, of which net unrealized gains before the income tax effect was $315,449. Deferred taxes on account of unrealized gains have been estimated at approximately $125,400. At January 31, 2007, the Company’s holdings of Extreme Visual Technologies, Inc., Creative Energy Solutions, Inc. and AccelaPure Corporation were valued at $2,000,000, $1, 000,000 and $1,000,000 respectively, which represented in the aggregate approximately 66% of the total Company portfolio at that date.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company may find it difficult to liquidate any of its investments in the near future.

Results of Operations

The Company’s financial statements have been prepared in conformity with the U.S. generally accepted accounting principles. On this basis, the principal measure of an investment company’s financial performance during a time period is the net change in net assets during such period. Such change results from (i) income from operations, net of operating expenses, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their cost, and (iii) increase (decrease) in unrealized appreciation or depreciation on investments.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

Three months ended January 31, 2007 compared to the three months ended January 31, 2006.

The Company generated revenue of $898,971 for the three months ended January 31, 2007 compared to $329,517 for the three months ended January 31, 2006. 99.8% of the Company’s revenue was generated for services and 0.2% was for interest for the three months ended January 31, 2007 and 100% of the Company’s revenue was generated for services for the three months ended January 31, 2006. 100% of the Company’s revenue for services was received in the form of equity securities of portfolio companies for the three months ended January 31, 2007 and January 31, 2006.

Total operating expenses for the three months ended January 31, 2007 were $326,876, the principal components of which were payroll of $117,332, professional fees of $152,271, which consisted primarily of legal, accounting and consulting fees. These expenses compared to $221,906 for the three months ended January 31, 2006, the principal components of which were payroll of $109,153, professional fees of $33,962, travel and entertainment of $22,956, bad debt of $19,350 and insurance of $15,673.

The Company realized income from operations of $572,095 for the three months ended January 31, 2007 compared to income from operations of $107,611 for the three months ended January 31, 2006.

Nine months ended January 31, 2007 compared to the nine months ended January 31, 2006.

The Company generated revenue of $2,410,261 for the nine months ended January 31, 2007 compared to $572,817 for the nine months ended January 31, 2006. 99.2% of the Company’s revenue was generated for services and 0.8% was for interest for the nine months ended January 31, 2007. 100% of the Company’s revenue was generated for services for the nine months ended January 31, 2006. 100% of the Company’s revenue for services was received in the form of equity securities for the nine months ended January 31, 2007 and January 31, 2006.

Total operating expenses for the nine months ended January 31, 2007 were $1,605,533, the principal components of which were payroll of $375,604, professional fees of $849,017, of which $447,000 represents options expense and professional fees of $402,017 which consisted primarily of legal, accounting and consulting fees, and $185,612 of share based compensation expense. These expenses compare to $703,816 for the nine months ended January 31, 2006 the principal components of which were payroll of $341,653 and professional fees of $189,225 which consisted primarily of legal, accounting and consulting fees.

The Company realized a profit from operations of $804,728 for the nine months ended January 31, 2007 compared to a loss from operations of ($130,999) for the nine months ended January 31, 2006.

Liquidity and Capital Resources

The Company’s cash expenses approximate $90,000 per month. Because Company revenues, when received, are usually in the form of portfolio securities rather than cash, such revenues are not of a type capable of being used to satisfy the Company’s ongoing monthly cash requirements. Consequently, for the Company to be able to avoid having to defer expenses, sell portfolio companies’ securities to raise cash to pay operating expenses, or default on its obligations, it needs to sell at least $90,000 per month of common stock. There is no assurance that the Company will be able to do so and in fact, the Company has not sold any common stock since June, 2006.

As a result of the Company’s failure to generate cash from operations or to sell shares since the first fiscal quarter of the year, at January 31, 2007 the Company’s cash and liquid assets declined to only about $1,000. Because of a shortage of cash, the Company has financed operations by allowing accounts payable and accrued expenses to increase from $195,114 at April 30, 2006 to $689,232 at January 31, 2007.

In an effort to meet its obligations the Company is currently attempting to raise cash through the sale of common stock. Indeed, from inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. If the Company is not successful in this effort, it will attempt to dispose of shares of some of its portfolio companies’ securities to the extent necessary to pay its ongoing monthly operating expenses and accounts payable. Any such dispositions may have to be made at inopportune times and there is no assurance that, in light of the lack of liquidity in such shares, they could be sold at all, or if sold, could bring values approximating the estimates of fair value set forth in the Company financial statements.

Needless to say, the Company will be unable to make any new investments unless it succeeds in raising cash in excess of the amounts needed for ongoing operations

Critical Accounting Estimates

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

Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by the Company. However, the Company discounts market value for securities that are subject to significant legal or contractual restrictions. Other securities, for which market quotations are readily available, are carried at market value as of the time of valuation. Market value for securities traded on a securities exchange or on the NASDAQ Stock Market is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

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

Universal Capital Management, Inc.

Date: March 19, 2007	By:	/s/ Michael D. Queen
Michael D. Queen, President

Universal Capital Management, Inc.

Date: March 19, 2007	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer