Form 10-K
period 2007-04-30
Universal Capital Management, Inc.
filed 2007-07-31
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2601 Annand Drive

Suite 16

Wilmington, DE 19808

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (302) 998-8824

Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	Exchange on which registered
None	None

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

As of July 15, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,927,157. Such aggregate market value was computed by reference to the closing price for the registrant’s common stock on the OTC Bulletin Board on that date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of July 15, 2007 was 5,438,274.

Table of Contents

Page
PART I

Item 1.     Business.

Item 1A.  Risk Factors

9

Item 1B.  Unresolved Staff Comments.

11

Item 2.     Properties.

11

Item 3.     Legal Proceedings.

12

Item 4.     Submission of Matters to a Vote of Security Holders.

12

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities.

13

Item 6.     Selected Financial Information.

16

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 8.     Financial Statements and Supplementary Data.

20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

40

Item 9A.  Controls and Procedures.

40

Item 9B.  Other Information.

40

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

41

Item 11.   Executive Compensation.

41

Item 12.   Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

41

Item 13.   Certain Relationships and Related Transactions.

41

Item 14.   Principal Accountant Fees and Services.

41

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

42

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

Introduction

Universal Capital Management, Inc. (the “Company”) is a public venture capital company. The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to emerging companies with high growth potential that do not have ready access to capital through conventional financial channels. The Company refers to the companies in which it invests as “portfolio companies.”

The Company’s investment objective is to generate capital appreciation, primarily through investments in equity securities.

The Company, a Delaware corporation, is a closed-end, non diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). It was formed on August 16, 2004. The Company offices are located at 2601 Annand Drive, Suite 16, Wilmington, DE 19808. The Company’s fiscal year ends April 30. The Company’s Internet website is located at: www.unicapman.com.

At April 30, 2007, the Company had equity investments of approximately $6,011,882 at fair value in nine portfolio companies.

Investments

The Company currently holds securities of nine portfolio companies and intends to make additional investments in companies that require capital for technology development or growth and which will probably require managerial assistance. The Company’s primary focus will be on making non-control investments in small, privately-held companies or public companies with what management believes are valuable products, processes or franchises. Generally, the Company intends to limit total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to 10% of Company net assets at the time of investment. Because of the Company’s small size, investments may not always satisfy this criterion. For example, the acquisition of shares of GelStat Corporation did not do so. See Item IA, “Risk Factors - Concentration of Investments.” To date, the Company’s initial investment in each portfolio company has been significantly less than $500,000. By limiting the size of total investment in any one portfolio company, the Company hopes to reduce and diversify risk. In exchange for the Company’s investment in a portfolio company, the Company will receive securities issued by such portfolio company. The Company expects that substantially all portfolio company securities to be acquired will be common stock.

As a venture capital company, the Company makes it possible for its investors to participate at an early stage in emerging fields. To the investor, the Company offers a team of professionals including three full-time members of management who vote on all purchases and sales of portfolio company securities and prospective investments and who collectively have expertise in venture capital investing to evaluate and monitor investments; that is, officers and employees, rather than an investment adviser, manage operations under the general supervision of the board of directors.

Applicable law requires that the Company must invest at least 70% of its assets in privately-held U.S. companies, thinly-traded U.S. public companies, certain high-quality debt, and cash. The Company will be able to invest excess cash in U.S. government securities and high-quality debt maturing in one year or less. The Company will be able to invest up to 30% of its assets in opportunistic situations which are not subject to the limitations referred to above, in an effort to enhance returns to stockholders. These investments may include, but are not limited to, notes and bonds, distressed debt, bridge loans, private equity or securities of public companies.

The Company expects to invest in development stage or start-up businesses. Substantially all of the Company’s portfolio investments are in thinly capitalized, unproven, small companies focused on risky technologies. These businesses also tend to lack management depth, to have limited or no history of operations, and not to have attained profitability, and in some cases, not to have any revenue. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of such venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.

In connection with the Company’s venture capital investments, it will participate in providing a variety of services to portfolio companies, including the following:

•

recruiting management;

•

formulating operating strategies;

•

formulating intellectual property strategies;

•

assisting in financial planning;

•

assisting in investor relations;

•

providing management in the initial start-up stages; and

•

establishing corporate goals.

The Company may assist in raising additional capital for these companies from other potential investors and may subordinate the Company’s own investment to that of other investors. The Company may also find it necessary or appropriate to provide additional capital of its own. The Company may introduce its portfolio companies to potential joint venture partners, suppliers and customers. In addition, the Company may assist in establishing relationships between its portfolio companies and investment bankers and other professionals. The Company may also assist its portfolio companies with mergers and acquisitions. The Company expects to derive income from time to time from its portfolio companies for the performance of such services. Such income may be paid in cash or securities.

Portfolio Securities

The Company’s investments at April 30, 2007, were as follows:

Common Stocks - United States - 100%	Business	Approx % Of Class Owned	% of Portfolio	Number of Shares	Fair Value

Extreme Visual Technologies, Inc.*	Develops unique graphics imagining technologies	7.5%	33.27%	2,000,000	$2,000,00

SIVOO Holdings, Inc.* (Formerly BroadRelay Holdings, Inc.)	High speed internet media	4.5%	18.03%	1,364,401	1,083,961

Warrants to purchase 250,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring April 11, 2011	High speed internet media		3.16%		190,000

Warrants to purchase 150,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring November 14, 2011	High speed internet media		1.96%		118,000

Creative Energy Solutions*	Develops alternative energy technologies	16.5%	16.63%	2,000,000	1,000,000

BF Acquisition Group V, Inc.*	Inactive company	9.9%	0.03%	100,000	1,625

Subtotal affiliated companies			73.08%		4,393,586

Third-Order Nanotechnologies, Inc. (formerly PSI-TEC Holdings, Inc.)	Plastics engineering	3.8%	13.57%	1,200,000	816,000

Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. at an exercise price of $0.25 per share expiring March 2012	Plastics engineering		6.90%		415,000

Theatre Xtreme Entertainment Group, Inc.	Home theater sales and installation	2.9%	5.84%	575,936	351,320

Neptune Industries, Inc.	Seafood production	0.3%	0.34%	47,619	20,476

Gelstat Corporation	Consumer health care	1.6%	0.26%	221,429	15,500
	Company

IPI Fundraising, Inc. ***	Sales and distribution of fundraising products	0.0%	0.00%	575,000	—
			26.92%		$1,618,296

Total (aggregate cost $5,278,815)			100.00%		$6,011,882

———————

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

** See descriptions beginning on page 7

***This company discontinued operations and the investment has been written off.

Theater Xtreme Entertainment Group, Inc. is headquartered in Wilmington Delaware and is publicly traded under the symbol “TXEG” on the OTC.BB market. Theater Xtreme designs, builds and installs high-quality home theater systems. This portfolio company opened its first design center in 2003 and now totals 14 locations with another 11 in various stages of opening. Theater Xtreme’s design centers focus on the sale and installation of affordable large screen front projection in-home cinema rooms comprised of video and audio home theater components. A majority of its home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet.

This portfolio company also sells theater seating, interior decor items, accessories and its proprietary digital theater management system called One View™. Theater Xtreme targets its home theater system marketing toward a larger consumer base than traditional custom home theater companies and focuses on lower retail price points in a store setting where customers can easily and readily encounter the complete home theater experience in a number of home settings.

The company recently announced that corporate and franchise sales orders of front projection theater systems have topped the 2000 mark in less than four years of operation. Since April 1, 2006, over 1000 system orders were taken, with overall combined sales orders in all categories exceeding $10 million. System prices range from $3,000 to $15,000.

SIVOO Holdings, Inc., a Nevada corporation, is publicly traded under the symbol “SIVO” on the OTC.PK market. SIVOO uses the power of the high-speed Internet, combined with proprietary technology, to create a world-entertainment network via the Internet. The company is creating a powerful, multi-cultural brand called SIVOO to provide foreign-language entertainment (movies, TV, sports, games and music) to the top 10 language groups in the U.S. The company plans to launch similar services internationally. SIVOO currently has 20,000 hours of programming in Spanish, Chinese and Hindi.

SIVOO was founded in 2000 and is headquartered in Philadelphia, Pennsylvania.  Its management team anticipates exceptional growth in the market adoption for streaming video content and advertising through both the Internet and IPTV distribution channels. eMarketer projects that spending on Internet video advertising will more than double to $640 million in 2007 and is expected to reach $1.5 billion by 2009.

Third Order Nanotechnologies, Inc. is a publicly traded company trading under the symbol “TDON” on the OTC.PK market. The company is focused on the design and synthesis of next-generation electro-optic materials. With humble beginnings, Third Order was started in the garage and basement of Dr. Frederick J. Goetz. In 1991, with a small amount of private funding, Dr. Goetz established a laboratory in Upland, PA. Third Order was thereafter invited to move its operations to laboratory space provided by the U.S. Army on Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications.

Third Order designs and produces extremely high-end electro-optic materials. These molecularly engineered “nano – materials” exhibit unprecedented stability and electro-optic susceptibility, breaking open broad new applications and markets in fiber – optic telecom and high-speed computation.

Electro-optic plastics act as a nexus between light and electricity. Applying electricity to these materials changes their optical properties. This makes them ideal materials for everything from bio-imaging and extremely high-speed optical-based computer hardware to wireless/fiber – optic telecommunications.

Through superior performance, stability and cost-efficiency, Third Order anticipates that its proprietary electro-optic material architectures will supplant traditional inorganic (crystalline) and competitive organic (polymeric) technologies in future fiber-optic ground, wireless and satellite communication networks. One leading application of Third Order’s proprietary technology is fiber optic modulators.

Extreme Visual Technologies Inc. (“EVT”), currently a privately held company, intends to utilize commercial grade 3D digital technology to become an industry leader in the multi-billion dollar digital signage and embedded systems markets. To accomplish this goal, EVT has positioned itself to design, manufacture and market to these industries advanced digital 3D display and imaging solutions that make the 3D viewing experience more immersive and entertaining, all without the use of special glasses

EVT pairs off-the-shelf augmented hardware with proprietary content transforming software and combines it with licensed narrow cast networking software to create innovative, intelligent, turnkey, multiple application media solutions, including production, compression, networking, playback, and interactive tools, as well as custom furniture and 3D display designs. EVT delivers state-of-the-art 3D services to the mainstream by using its sophisticated and patented specialized content production process using a revolutionary 3D platform and broadband fiber optic infrastructure which enables it to create real 3D videos and content for global distribution in an economic way.

EVT’s management recognizes and understands the significant revenue potential of innovatively utilizing commercial grade 3D digital technology; and even though its technology has multiple applications in a variety of industries, management has selected the digital signage and embedded systems markets as the best suited to launch its business.

Creative Energy Solutions, Inc. (“CES”) was founded in late 2005 to utilize alternative energy technologies in order to alleviate the national electrical grid congestion. CES has focused on a systems solution to create a distributed power generation infrastructure allowing every household the opportunity to be part of the solution to grid congestion while reducing costs for both consumer and producer. CES is developing unique product lines such as the Home Energy Backbone™, the Green Energy Ready™, and Direct Methanol Fuel Cell consumer products to stage the introduction of this system solution. With the insertion of a variety of modular CES alternative energy products, the average household can not only reduce energy costs, but assure itself backup power in the event of an interruption of electrical service. CES is well versed with military and commercial electrical power applications, enabling it to easily provide the bridge between those two markets. The founders of CES have more than 35 years of experience in this field of technology.

GelStat Corporation is a publicly traded company under the symbol “CSAC” on the OTC:PK market. GelStat is engaged in research, development and marketing of OTC (over-the-counter, non-prescription) consumer healthcare products, targeted at the migraine and sleep therapy market segments. GelStat Corporation was founded in May, 2002. It became a publicly traded company through a merger with Developed Technology Resource, Inc. on April 30, 2003.

GelStat is a healthcare company dedicated to bringing to market advanced consumer healthcare products in a cost-effective manner. Product development efforts are focused on meeting unmet needs in the migraine and sleep therapy OTC market segments - areas where it can improve efficacy, safety, and/or convenience. While Gelstat engages in scientific, academic and clinical research, it is primarily a marketing driven company, dedicated to innovation and committed to building a portfolio of products with significant commercial potential. The company believes its first product, GelStat™ Migraine, will become an important addition to the treatment arsenal of 25-50 million Americans with migraine type headaches. GelStat™ Sleep, the second product in its development pipeline, is expected to benefit the approximately 70 million “problem sleepers” in the U.S.

Neptune Industries, Inc. headquartered in Boca Raton, Florida is a publicly traded company trading under the symbol “NPDI” on the OTC.BB Market. The company's mission is to become a leading producer and supplier of fresh, farm raised seafood products through the establishment of a vertically integrated seafood production and distribution enterprise, encompassing multi-site fish farms, processing facilities, feed manufacturing, fingerling production, and value-added product lines. These activities are commonly referred to as “aquaculture” and represent a multi-billion dollar industry.

Neptune recently announced that it has formed a Canadian subsidiary, Aqua Biologics of Canada, Ltd. which will be headquartered in British Columbia. The new subsidiary intends to establish coldwater pilot operations with its eco-friendly, closed containment system, Aqua-Sphere. British Columbia's salmon farming industry, estimated at close to $500 million/year, is being urged to transition from open net-cages to closed containment systems such as the Aqua-Sphere.

IPI Fundraising, Inc. discontinued operations during December 2005, and the Company wrote off its investment in this portfolio company ($6,625).

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

D.

Public Market/Restricted Securities: When the Company holds securities which are publicly traded but under significant legal or contractual restrictions, the Board of Directors starts with the public market value of the shares as set forth in (C) above and applies an appropriate discount based on the nature and remaining duration of the restrictions.

E.

Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the company’s securities or when the factual information available to the Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and, ultimately, the result of reconciling the judgments of our directors based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of the company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by the Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

Determination of Net Asset Value

The Company determines the net asset value per share of its common stock at the end of each fiscal quarter and on such other dates as is necessary. The net asset value per share of the common stock is equal to the value of the Company’s assets minus its liabilities divided by the total number of shares of common stock outstanding.

The net asset value and net asset value per share of the Company at the end of each fiscal quarter was as follows:

Date	Net Asset Value	Net Asset Value Per Share

April 30, 2007	$4,379,464	$0.81
January 31, 2007	$3,873,969	$0.71
October 31, 2006	$4,052,654	$0.75
July 31, 2006	$2,426,652	$0.45
April 30, 2006	$2,243,790	$0.46
January 31, 2006	$2,304,214	$0.48
October 31, 2005	$2,164,418	$0.43
July 31, 2005	$1,921,122	$0.39

At April 30, 2007, approximately 85% of the Company’s investments were recorded at fair value.

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

At April 30, 2007, the Company has taxable income of $794,060, which is the current year taxable income of $1,158,829 offset by net operating loss carryforwards of $364,769. The Company has accrued $316,000 for the current tax liability.

Competition

Competition in the investment management and venture capital industries has become increasingly intense over the past several years, and many money managers, hedge funds, private equity funds, mutual funds, and other investment vehicles are actively competing for available investor capital and potentially profitable investments. To be successful in obtaining such capital, many competitors engage in expensive advertising and promotional campaigns which will be unavailable to the Company. Moreover, many competitors have been in business for long periods of time - in some cases for as long as many decades - and have established reputations, brand names, track records, back office and managerial support systems, and other advantages which the Company will be unable to duplicate in the near term, if ever. In addition, many such competitors, by virtue of their longevity or capital resources, have established lines of distribution to which the Company does not have access, and is not reasonably likely to be able to duplicate in the near term, if ever. The Company will compete with firms, including many larger securities and investment banking firms, which have substantially greater financial resources and research staffs than the Company does and therefore, the number of potentially profitable investments which the Company finds may be fewer and such investments, more difficult to identify than will be the case for some Company competitors. The disparity of resources could put the Company at a competitive disadvantage in investigating prospective investments and in executing trades.

Employees and Management Fees

The Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees. See Item 11, “Executive Compensation.” At such time, if ever, as the Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.

As of April 30, 2007, the Company had four employees.

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

As a business development company, the Company can issue senior securities such as debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, the Company must make provisions to prohibit any distribution to its stockholders unless we meet the applicable asset coverage ratio at the time of the distribution.

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

Item 1A.

Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company's cash expenses are very large relative to its cash resources and cash flow which requires the Company continually to sell new shares or shares of portfolio companies. As of April 30, 2007, the Company had cash resources of $110,739. In the year ended April 30, 2007 the Company had revenues of $3,236,636, virtually all of which were received in the form of shares of portfolio companies. Consequently, the Company has been required either to sell new shares of Company common stock or shares of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments. This practice is likely to continue in the fiscal year ending April 30, 2008 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase new Company shares or shares of portfolio companies at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources. See, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources.”

Regulations governing operations of a business development company will affect the Company's ability to raise, and the way in which the Company raises additional capital. Under the provisions of the 1940 Act, the Company is permitted, as a business development company, to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of portfolio assets declines, the Company may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of the Company's leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices.

Applicable law requires that business development companies may invest 70% of its assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash.

The Company is not generally able to issue and sell common stock at a price below net asset value per share. The Company may, however, sell common stock, or warrants, options or rights to acquire common stock, at prices below the current net asset value of the common stock if the Board of Directors determines that such sale is in the best interests of the Company and its stockholders approve such sale. In any such case, the price at which the Company's securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

The success of the Company will depend in part on its size, and in part on management's ability to make successful investments. If the Company is unable to select profitable investments, the Company will not achieve its objectives. Moreover, if the size of the Company remains small, operating expenses will be higher as a percentage of invested capital than would otherwise be the case, which increases the risk of loss (and reduces the chance for gain) for investors.

The Company's investment activities are inherently risky. The Company's investment activities involve a significant degree of risk. The performance of any investment is subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies.

Equity investments may lose all or part of their value, causing the Company to lose all or part of its investment in those companies. The equity interests in which the Company invests may not appreciate in value and may decline in value. Accordingly, the Company may not be able to realize gains from its investments and any gains that are realized on the disposition of any equity interests may not be sufficient to offset any losses experienced. Moreover, the Company's primary objective is to invest in early stage companies, the products or services of which will frequently not have demonstrated market acceptance. Many portfolio companies lack depth of management and have limited financial resources. All of these factors make investments in the Company's portfolio companies particularly risky.

The Company common stock trades at a substantial premium to net asset value. Although the Company's net asset value was $0.81 per share at April 30, 2007, See Item 1, “Business – Determination of Net Asset Value,” the Company's common stock has been trading at prices of between $1.01 and $4.40 per share for the period May 1, 2006 through April 30, 2007. (The last sales price on July 15, 2007 was $1.01.) Purchasers of Company common stock might find that the price of a share of common stock may decline until the premium between the stock price and net asset value is reduced or disappears.

The Company's common stock may be subject to the penny stock rules which might make it harder for stockholders to sell. See the discussion of the penny stock rules at Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchase of Equity Securities – Penny Stock Rules.”

Competition in the investment and venture capital industries is intense and the Company may be unable to compete successfully. See the discussion of the competition at Item 1, “Competition.”

There is no assurance of profits. There is no assurance that the Company will ever make a profit, or in fact that the Company will not lose all investors' subscriptions through operating expenses or capital losses.

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

Concentration of investments. The Company will attempt to allocate its equity among the securities of several different portfolio companies. However, a significant amount of the Company's equity could be invested in the securities of only a few companies. This risk is particularly acute during this time period of early Company's operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when the Company had a limited amount of available investment capital for the same reasons. The concentration of the Company's portfolio in any one issuer or industry would subject the Company to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2007, over 30% of the Company's asset value resulted from a single portfolio holding and over 75%, from three portfolio holdings.

Unlikelihood of cash distributions. Although the Company has the corporate power to make cash distributions, such distributions are not among the Company's objectives. Consequently, management does not expect to make any cash distributions in the immediate future. Moreover, even if cash distributions were made, they would depend on the size of the Company, its performance, and the expenses incurred by the Company.

The Company has a limited operating history. The Company was organized in the summer of 2004 for the sole purposes described in this Annual Report on Form 10-K and has only a brief history of operations. As a result, the Company's size is small and its operating expenses are high relative to its assets. Moreover, the Company is not as well known as many of its competitors because of its limited operating history. This fact, in turn, may prevent the Company from learning about worthwhile investment opportunities.

Because many of the Company's portfolio investments will be recorded at values as determined in good faith by the Board of Directors, the prices at which the Company is able to dispose of these holdings may differ from their respective recorded values. The Company values its portfolio securities at fair value as determined in good faith by the Board of Directors. However, the Company may be required on a more frequent basis to value the securities at fair value as determined in good faith by the Board of Directors to the extent necessary to reflect significant events affecting the value of such securities. For privately held securities, and to a lesser extent, for publicly-traded securities, this valuation is an art and not a science. The Board of Directors may retain an independent valuation firm to aid it on a selective basis in making fair value determinations. The types of factors that may be considered in fair value pricing of an investment include the markets in which the portfolio company does business, comparison of the portfolio company to (other) publicly traded companies, discounted cash flow of the portfolio company, and other relevant factors. Because such valuations are inherently uncertain, may fluctuate during short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. As a result, the Company may not be able to dispose of its holdings at a price equal to or greater than the determined fair value. Net asset value could be adversely affected if the determination regarding the fair value of Company investments is materially higher than the values ultimately realized upon the disposal of such securities.

The lack of liquidity in the Company's investments would probably prevent the Company from disposing of them at opportune times and prices, which may cause a loss and/or reduce a gain. The Company will frequently make investments in privately held companies. Some of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of such investments may make it difficult to sell such investments at advantageous times and prices or in a timely manner. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the values recorded for such investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company. If the Company is unable to sell its assets at opportune times, it might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors the Board will consider in determining fair value of portfolio securities. Moreover, even investments in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which the Company invests tend to be thin and usually cannot accommodate large volume trades.

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

Item 3.

Legal Proceedings.

Other than as described below, the Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In July, 2006, McCrae Associates, LLC (“McCrae”) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees, and punitive damages. The Company is vigorously defending the action and has filed a counterclaim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of the shares to McCrae and to recover monetary damages on fraud and breach of contract theories. The Company also filed similar claims in the Chancery Court in Wilmington, Delaware seeking to rescind the issuance of 200,000 shares of common stock to Liberator, LLC, a company it believes is controlled by Stephen Funk. Recently, the parties agreed to the voluntary dismissal of the action in Delaware with the express understanding that Liberator would be bound by the decision of the Court in Connecticut with respect to the McCrae shares. Recent efforts by the Company and McCrae to settle the litigation have been unsuccessful and the parties have commenced discovery.

The Company believes that McCrae’s claims lack merit and intends to defend against such claims vigorously.

The Company is aware that the Securities and Exchange Commission has begun an inquiry into whether the sale of shares of common stock by Third Order Nanotechnologies, Inc., one of the Company’s portfolio companies, was effected in violation of Section 5 of the Securities Act of 1933. The Company has received a subpoena duces tecum to produce documentation in the Company’s possession which may be relevant to the SEC’s inquiry.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of Company stockholders.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTC Bulletin Board since June 15, 2006.

Market Information

Fiscal Year Ended April 30, 2007:	High	Low
First Quarter	$4.25	$4.00
Second Quarter	1.50	1.35
Third Quarter	1.45	1.30
Fourth Quarter	1.60	1.58

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, as reported through Bloomberg and may not represent actual transactions

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “UCMT”.

Holders

As of July 15, 2007, the Company had approximately 667 holders of record of the Common Stock. Since a portion of the Company’s common stock may be held in “street” or nominee name, the Company is unable to determine the exact number of beneficial holders.

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

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

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

Dividends

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its inception, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. However, the Company may from time to time distribute shares or interests in portfolio companies. On July 24, 2006, the Company declared a dividend payable in the shares of the common stock of one of its portfolio companies, Theater Xtreme Entertainment Group, Inc. (“Theater”). The dividend was payable to Company shareholders of record at the close of business on July 31, 2006, and was distributed on August 11, 2006. The dividend consisted of 0.055 shares of the common stock of Theater for each share of Company common stock owned on the record date or 299,064 Theater shares in the aggregate.

Purchases and Sales of Company Common Stock

The following table sets forth for the calendar months indicated, information regarding sales of the Company’s common stock:

Securities Sold	Date of Sale	Number of Shares Sold (a)	Purchasers	Consideration Paid per Share (b)	Aggregate Offering Price	Securities Act Exemption Claimed

Common Stock Par Value $0.001 per share	February 1, 2006 through May 31, 2006	257,565	64 Investors	$2.00	$515,130	§ 3 (b) and (c)

Common Stock Par Value $0.001 per share	June 1, 2006 through July 31, 2006	400,000	1 Investor	$2.00	$800,000	§ 4(2)

Common Stock Per Value $0.001 per share	August 1, 2006 through July 30, 2007	-0-
TOTAL		657,565

———————

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

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total return during the period from April 30, 2005 to April 30, 2007, for the Company’s common stock, the Company’s Peer Group and the Russell Microcap Index. This graph assumes the investment of $100 in the Company’s common stock, the Company’s Peer Group and the stock in the companies comprising the [index] on April 30, 2005 and the reinvestment of all dividends.

	Peer Group	Russell	UCM
April 30, 2005	100.00%	100.00%	100.00%
April 30, 2006	119.30%	132.37%	200.00%
April 30, 2007	125.28%	137.74%	158.00%

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K. The following selected information is taken from those financial statements:

	Fiscal Year Ended April 30, 2007	Fiscal Year Ended April 30, 2006	Period from August 16, 2004 (Inception Date) to April 30, 2005

Net Sales	$3,236,636	$894,745	$211,250
Gross Profits(a)	$3,236,626	$894,745	$211,250
Profit/(Loss)(b)	$989,883	$(96,057)	$(524,813)
Net Increase (Decrease) in Net Assets	$332,512	$(887,513)	$990,663
Profit/(Loss) Per Share(b)	$0.18	$(0.02)	$(0.11)
Net Increase (Decrease) in Net Assets Per Share	$0.06	$(0.18)	$0.21

———————

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

The Company is a public venture capital company. Its primary business is to invest in emerging growth companies. The Company intends to assist these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth. Management is devoting most of its efforts to general business planning, raising capital, and seeking appropriate investments.

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ended April 30, 2007	At and for the Year Ended April 30, 2006
TOTAL ASSETS	$6,353,346	$3,546,337
NET ASSETS	$4,379,464	$2,243,790
NET ASSET VALUE PER SHARE	$.81	$0.46
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($58,953)	($1,376,456)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2007 were primarily attributable to:

•

The net unrealized (depreciation) on investments of ($58,953) mainly due to a decrease in the value of the shares of Third-Order Nanotechnologies, Inc., Theater Xtreme Entertainment Group, Inc., and Gelstat Corporation offset in part by an increase in the value of the shares of SIVOO Holdings, Inc. and Neptune Industries, Inc.

•

The increase of 400,000 shares in the Company’s investment in SIVOO Holdings, Inc.

•

The net increase of 412,500 shares in the Company’s investment in Third-Order Nanotechnologies, Inc. The Company sold 587,500 unrestricted shares of Third- Order, of which 495,000 were sold to allow Third-Order to establish an Investor Relations program and 92,500 shares were sold to enhance the Company’s working capital. The Company acquired 1,000,000 restricted shares of Third-Order Nanotechnologies, Inc. as payment for management services to be provided, under contract, to Third-Order by the Company.

•

The Company’s investment in 2,000,000 shares of Extreme Visual Technologies, Inc.

•

The Company’s investment in 2,000,000 shares of Creative Energy Solutions, Inc.

•

The Company’s sale and liquidation of its investment in 1,000,000 shares of Accelapure Corporation for $100.

•

The increase in accounts payable and accrued expenses of approximately $157,000.

•

The increase in current income taxes payable of $316,000.

•

The increase in notes payable of $425,000.

•

The advances from shareholder of $150,000.

•

The decrease in subscription payable of $100,000.

•

The decrease in deferred revenue of approximately $258,000 which is due mainly to an increase of deferred revenue for Extreme Visual Technologies, Inc. of $1,000,000 which the Company is to earn over a twelve month period beginning July 12, 2006, the increase in deferred revenue for Creative Energy Solutions, Inc. of $1,000,000 which the Company earned over a six month period beginning August 1, 2006 and the increase in deferred revenue for Third-Order Nanotechnologies, Inc. which the Company is to earn over a twelve month period beginning February 28, 2007 offset by a decrease in deferred revenue of approximately $2,006,000 ($1,000,000 for Creative Energy Solutions, Inc., $803,000 for Extreme Visual technologies, Inc. and $203,000 for Third-Order Nanotechnologies, Inc.) which was earned and $833,000 for Accelapure Corporation which shares were sold.

•

The decrease in deferred taxes of approximately $18,000.

•

The addition to Net Capital of $1,803,162 which consists of the following:

•

The sale of 520,640 of the Company’s shares for proceeds of $1,041,280

•

Share-based compensation expense of $187,946

•

Stock options granted for operating expenses of $447,000

•

Officer’s deferred compensation surrendered of $575,531

•

Dividend of portfolio stock – ($448,595)

The Company’s unrealized appreciation (depreciation) varies significantly from year to year as a result of the wide fluctuation in the value of the Company’s portfolio securities. For example, the Company enjoyed cumulative a unrealized gain of $557,861 on its holdings of SIVOO Holdings, Inc. for the year ended April 30, 2007 compared to a cumulative unrealized gain of $152,389 for the year ending April 30, 2006 as a result of an increase of $0.28 in the value of the portfolio shares during such time period and the addition of 400,000 shares of SIVOO Holdings, Inc. to the portfolio. By contrast the company suffered a cumulative unrealized loss of ($45,257) on its holdings of Theater Xtreme Entertainment Group, Inc. for the year ended April 30, 2007 compared to an unrealized gain of $373,750 for the year ended April30, 2006.

The Company had cumulative unrealized appreciation of $733,068 at April 30, 2007 compared to cumulative unrealized appreciation of $792,020 at April 30, 2006.

At April 30, 2007 and April 30, 2006, $6,011,882 or 94.6% and $3,331,620 or 93.9% of the Company's assets, respectively, consisted of investments, of which net unrealized gains before the income tax effect were $733,068 and $792,020, respectively. Deferred taxes have been estimated at approximately $50,000 and $68,000, respectively.

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

Year ended April 30, 2007 compared to the year ended April 30, 2006 and the period August 16, 2004 (date of inception) to April 30, 2005.

For the year ended April 30, 2007 the Company had revenue for services in the amount of $3,236,636 compared to $894,745 for the year ended April 30, 2006 and $211,250 for the period August 16, 2004 (date of inception) to April 30, 2005, 97% of the Company’s revenue for services was received in the form of equity securities for the year ended April 30, 2007 compared to 99% for the year ended April 30, 2006 and 100% for the period August 16, 2004 (date of inception) to April 30, 2005.

Total operating expenses for the year ended April 30, 2007 were $2,246,753, the principal components of which were professional fees of $1,279,295, of which $447,000 represents option expense, approximately $330,000 investor relations expense, approximately $300,000 legal expense, approximately $97,000 consulting expense and approximately $62,000 auditing and accounting expense. Additionally, principal components of operating expenses include $706,934 for payroll which includes $187,946 of share based compensation expense, $68,410 of insurance expense and $48,337 of travel and entertainment expense, By comparison, total operating expenses for the year ended April 30, 2006 were $990,802, the principal components of which were payroll of $508,632, professional fees of $240,640, insurance of $73,124 and travel and entertainment of $60,437 and for the period August 16, 2004 (date of inception) to April 30, 2005 total operating expenses were $736,063, the principal components of which were payroll of $232,478, merger costs of $281,410 and professional fees of $139,271.

The Company realized a profit from operations of $989,883 for the year ended April 30, 2007 compared to a loss from operations of ($96,057) for the year ended April 30, 2006 and a loss from operations of ($524, 813) for the period August 16, 2004 (date of inception) to April 30, 2005.

The company had net cumulative unrealized appreciation of $733,067 at year end April 30, 2007 compared to cumulative unrealized appreciation of $792,020 at year end April 30, 2006 and $2,168,476 at the period ended August 16, 2004 (date of inception) to April 30, 2005.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. The Company only had about $110,000 of cash at April 30, 2007. Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. The Company has borrowed $425,000, on a short term basis, from Noteholders and $150,000 in advances from a shareholder. There is no assurance that the Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, the Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At this time, the Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company's portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public-market pricing and the risks inherent therein.

Item 8.

Financial Statements and Supplementary Data.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2007, 2006 AND 2005

UNIVERSAL CAPITAL MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Universal Capital Management, Inc.

Wilmington, DE

We have audited the accompanying statements of net assets of Universal Capital Management, Inc. as of April 30, 2007 and 2006, including the schedule of investments as of April 30, 2007, and the related statements of operations, changes in net assets and cash flows, and the financial highlights (contained in Note 12 to the financial statements) for the years ended April 30, 2007 and 2006 and for the period August 16, 2004 (date of inception) to April 30, 2005. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. as of April 30, 2007 and 2006, and the results of its operations, its cash flows, changes in net assets and financial highlights for the years ended April 30, 2007 and 2006 and for the period August 16, 2004 (date of inception) through April 30, 2005 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments as of May 1, 2006.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

July 26, 2007

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

APRIL 30, 2007 AND 2006

	April 30,
	2007	2006
ASSETS

Investments in securities, at fair value (cost: $5,278,815 and $2,539,600)	$6,011,882	$3,331,620
Cash and cash equivalents	110,739	84,272
Notes receivable	107,272	60,000
Due from portfolio companies	17,895	26,873
Miscellaneous receivables	14,774	—
Due from affiliates	40,239	24,646
Prepaid expenses	41,166	7,648
Property and equipment, net	8,279	10,178
Rent deposit	1,100	1,100

TOTAL ASSETS	$6,353,346	$3,546,337

LIABILITIES

LIABILITIES
Accounts payable	$314,432	$195,114
Accrued expenses	37,862	—
Current income taxes payable	316,000	—
Advances from shareholder	150,000	—
Subscription payable	—	100,000
Notes payable	425,000	—
Deferred revenue	680,588	939,433
Deferred income taxes	50,000	68,000
TOTAL LIABILITIES	1,973,882	1,302,547

NET ASSETS	$4,379,464	$2,243,790

ANALYSIS OF NET ASSETS

Net capital paid in on shares of capital stock	3,943,802	2,140,640
Distributable earnings	435,662	103,150

NET ASSETS	$4,379,464	$2,243,790

Equivalent per share value based on 5,438,274 shares of capital stock outstanding as of April 30, 2007 and 4,917,634 shares of capital stock outstanding as of April 30, 2006	$0.81	$0.46

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

APRIL 30, 2007

		% of	Number of
Common Stocks - United States - 100%	Business	Portfolio	Shares		Fair Value

Extreme Visual Technologies, Inc.*	Develops unique graphics imaging technologies	33.27%	2,000,000	**	$2,000,000

SIVOO Holdings, Inc.*(formerly BroadRelay Holdings, Inc.)	High speed internet media	18.03%	1,364,401	**	1,083,961

Warrants to purchase 250,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring April 11, 2011	High speed internet media	3.16%	—		190,000

Warrants to purchase 150,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring November 14, 2011	High speed internet media	1.96%	—		118,000

Creative Energy Solutions*	Develops alternative energy technologies	16.63%	2,000,000	**	1,000,000

BF Acquisition Group V, Inc.*	Inactive company	0.03%	100,000	**	1,625

Subtotal affiliated companies		73.08%			4,393,586

Third-Order Nanotechnologies, Inc.(formerly PSI-TEC Holdings, Inc.)	Plastics engineering	13.57%	1,200,000	**	816,000

Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. at an exercise price of $0.25 per share expiring March 2012	Plastics engineering	6.90%	—		415,000

Theatre Xtreme Entertainment Group, Inc.	Home theater sales and installation	5.84%	575,936		351,320

Neptune Industries, Inc.	Seafood production	0.34%	47,619		20,476

Gelstat Corporation	Consumer health care company	0.26%	221,429		15,500

IPI Fundraising, Inc.	Sales and distribution of fundraising products	0.00%	575,000		—

Total (aggregate cost $5,278,815)		100.00%			$6,011,882

———————

* Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

** Restricted shares

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,		For the Period Ending April 30,
	2007	2006	2005
INCOME
Management services	$3,138,845	$894,667	$211,250
Interest income	22,791	78	—
Accounting services	75,000	—	—
	3,236,636	894,745	211,250

COST AND EXPENSE
Bad debt	39,589	19,350	—
Depreciation	1,899	1,899	1,218
Dues and subscriptions	949	627	285
Fees and commissions	4,028	47,475	15,434
Insurance	68,410	73,124	23,592
Interest expense	25,659	3,222	197
License and permits	75	75	1,167
Marketing	—	400	9,297
Merger costs	—	—	281,410
Miscellaneous general and administrative	23,817	—	—
Office expenses and supplies	6,561	7,521	6,206
Payroll and payroll taxes	706,934	508,632	232,478
Postage, delivery and shipping	4,441	3,447	2,345
Professional fees	1,279,295	240,640	139,271
Rent	16,800	16,600	11,575
Taxes - Other	8,841	—	851
Telephone	7,964	3,365	2,139
Travel and entertainment	48,337	60,437	6,737
Utilities	3,154	3,988	1,861
	2,246,753	990,802	736,063

INCOME (LOSS) FROM OPERATIONS	989,883	(96,057)	(524,813)

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	343,924	—	—
Loss on sale of portfolio stock	(644,342)	—	—
Unrealized appreciation (depreciation) on investments	(58,953)	(1,376,456)	2,168,476
Income tax benefit (provision)	(298,000)	585,000	(653,000)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$332,512	$(887,513)	$990,663

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,		For the Period Ending April 30,
	2007	2006	2005
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$332,512	$(887,513)	$990,663

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	1,041,280	835,265	1,305,375
Share-based compensation expense	187,946	—	—
Stock options granted for operating expenses	447,000	—	—
Officers' deferred compensation contributed as capital	575,531	—	—
Dividend of portfolio stock	(448,595)	—	—

NET CAPITAL SHARE TRANSACTIONS	1,803,162	835,265	1,305,375

TOTAL INCREASE (DECREASE)	2,135,674	(52,248)	2,296,038

NET ASSETS, BEGINNING OF PERIOD	2,243,790	2,296,038	—

NET ASSETS, END OF PERIOD	$4,379,464	$2,243,790	$2,296,038

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,		For the Period Ending April 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$332,512	$(887,513)	$990,663
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	39,589	19,350	—
Purchase of investment securities	—	—	(400,000)
Gain on dividend of portfolio stock	(343,925)	—	—
Loss on sale of portfolio stock	644,342	—	—
Stock received for interest	(13,888)	—	—
Investment securities received in exchange for management services	(2,948,072)	(885,667)	(211,250)
Amortization of prepaid expenses	—	—	—
Issuance of common stock related to merger costs	—	—	281,410
Depreciation expense	1,899	1,899	1,218
Stock based compensation expense	187,946	—	—
Stock options granted for operating expense	447,000	—	—
Officers' deferred compensation contributed as capital	575,531
Net unrealized (appreciation) depreciation on investments	58,953	1,376,456	(2,168,476)
(Increase) decrease in assets
Notes receivable	—	—	—
Due from portfolio companies	(30,611)	—	—
Miscellaneous receivables	(886)	(79,128)	(19,120)
Due from affiliates	(15,593)	(4,826)	(63,549)
Prepaid expenses	2,482	1,723	(9,371)
Increase (decrease) in liabilities
Accounts payable	119,318	133,260	48,823
Accrued expenses	37,862	—	—
Current income taxes	316,000	—	—
Deferred income taxes	(18,000)	(585,000)	653,000
Net cash used in operating activities	(607,541)	(909,446)	(896,652)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—	(13,295)
Lease deposit	—	—	(1,100)
Loans for notes receivable	(82,272)	—	—
Net cash provided by (used) in investing activities	(82,272)	—	(14,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	150,000	—	—
Proceeds from issuance of debt	425,000	—	—
Payment of subscription payable	(100,000)	—	—
Proceeds from issuance from common stock	241,280	835,265	1,069,500
Net cash provided by financing activities	716,280	835,265	1,069,500
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,467	(74,181)	158,453
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,272	158,453	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$110,739	$84,272	$158,453

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,		For the Period Ending April 30,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Exercise of stock options in exchange for investment services	$800,000	$—	$—

Exchange of note receivable for shares of portfolio company	$35,000	$—	$—

Exchange of services for shares of portfolio company	$36,000	$—	$—

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company”) is a public venture capital company. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels. The Company refers to companies in which it invests as “portfolio companies.”

Security Valuations

Investments in securities traded on a national securities exchange (or reported on the NASDAQ national market) are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately-held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors.

Investment securities are exposed to various risks, such as overall market volatility. Due to the level of risk associated with the securities of certain portfolio companies, it is likely that changes in their values will occur in the near term and that such changes could materially affect the amounts reported in the statement of assets and liabilities at future dates.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures

5 to 7 years

Computer and office equipment

3 to 7 years

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued expenses. The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the notes payable approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Income Taxes

Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred income taxes arise principally from the recognition of unrealized gains or losses from appreciation in investment value for financial statements purposes, while for income tax purposes, gains or losses are only recognized when realized (disposition). When unrealized gains and losses result in a net unrealized loss, provision is made for a deferred tax asset. When unrealized gains and losses result in a net unrealized gain, provision is made for a deferred tax liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable to refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123”). SFAS 123(R) supercedes APB Opinion No. 25 (“APB25”) Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach of SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro Forma disclosure is no longer an alternative. SFAS 123(R) is effective at the beginning of the next fiscal year that begins after December 15, 2005 for a small business issuer. The Company adopted SFAS 123(R) effective May 1, 2006.

Recoverability of Long Lived Assets

The Company follows SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements. The Company expects the implementation of FIN 48 to reduce retained earnings by approximately $410,000, net of taxes

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. The Company is required to adopt the provisions of SAB No.108 in fiscal 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of fiscal 2009. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of fiscal 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Reclassifications

Certain reclassifications have been made to the April 30, 2006 and 2005 statement of assets and liabilities to conform to the April 30, 2007 presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at April 30, 2007:

	Number of Shares Held at April 30, 2007		Cost	Value at April 30, 2007	Unrealized Gain / (Loss)
Affiliated Securities*
Extreme Visual Technologies, Inc. *****	2,000,000	****	$1,813,887	$2,000,000	$186,113
SIVOO, Inc.**	1,364,401	****	526,100	1,083,961	557,861
Warrants to purchase 400,000 shares of SIVOO, Inc.**
250,000 warrants expiring April 11, 2011	250,000		—	190,000	190,000
150,000 warrants expiring November 14, 2011	150,000		—	118,000	118,000
Creative Energy Solutions, Inc. *****	2,000,000	****	1,000,000	1,000,000	—
BF Acquisition Group V, Inc.	100,000	****	1,625	1,625	—

Total Affiliated Securities			3,341,612	4,393,586	1,051,974

Non-affiliated Securities
Third-Order Nanotechnologies, Inc.***	1,200,000	****	1,164,000	816,000	(348,000)
Warrants to purchase 500,000 shares of third-Order Nanotechnologies, Inc.*** expiring March 1, 2012	500,000		—	415,000	415,000
Theater Xtreme Entertainment Group, Inc.	575,936		396,578	351,320	(45,258)
Neptune Industries, Inc.	47,619		20,000	20,476	476
Gelstat Corporation	221,429		350,000	15,500	(334,500)
IPI Fundraising, Inc.	575,000		6,625	—	(6,625)

Total Non-Affiliated Securities			1,937,203	1,618,296	(318,907)

Total Securities			$5,278,81515	$6,011,882	$733,067

———————

*

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**

Formerly known as BroadRelay Holdings, Inc.

***

Formerly known as PSI-TEC Holdings, Inc.

****

Restrcited shares

*****

Private company

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS (CONTINUED)

Portfolio Companies consist of the following at April 30, 2006:

	Number of Shares Held at April 30, 2006		Cost	Value at April 30, 2006	Unrealized Gain / (Loss)

Affiliated Securities*
Accelapure Corporation *****	1,000,000	****	$1,000,000	$1,000,000	$—
BF Acquisition Group V, Inc.	100,000		1,625	1,625	—

Total Affiliated Securities			1,001,625	1,001,625	—

Non-affiliated Securities
Third-Order Nanotechnologies, Inc.***	787,500		619,000	1,203,875	584,875
Theater Xtreme Entertainment Group, Inc.	575,000		201,250	575,000	373,750
SIVOO, Inc.**	964,401		341,100	493,489	152,389
Warrants to purchase 200,000 shares of SIVOO, Inc.** at an exercise price of $1.00 per share	200,000		—	—	—
Gelstat Corporation	221,429		350,000	40,964	(309,036)
Neptune Industries, Inc.	47,619		20,000	16,667	(3,333)
IPI Fundraising, Inc.	575,000		6,625	—	(6,625)

Total Non-Affiliated Securities			1,537,975	2,329,995	792,020

Total Securities			$2,539,600	$3,331,620	$792,020

———————

*

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**

Formerly known as BroadRelay Holdings, Inc.

***

Formerly known as PSI-TEC Holdings, Inc.

****

Restricted shares

*****

Private company

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The income tax expense (benefit) consists of the following:

	April 30,
	2007	2006	2005

Income taxes at U.S. Federal Income Tax rate	$260,000	$(500,000)	$558,000
State income taxes, net of federal benefit	38,000	(85,000)	95,000

	$298,000	$(585,000)	$653,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows:

	April 30,
	2007	2006	2005

Current:
Federal	$270,000	$(124,000)	$(85,000)
State	46,000	(21,000)	(14,000)

Total Current	$316,000	$(145,000)	$(99,000)

Deferred:
Federal	$(10,000)	$(376,000)	$643,000
State	(8,000)	(64,000)	109,000

Total Deferred	$(18,000)	$(440,000)	$752,000

Total Income Taxes	$298,000	$(585,000)	$653,000

The components of deferred tax (assets) liabilities are as follows:

	April 30,
	2007	2006	2005

Deferred tax (asset) liability
Deferred charges	$(7,600)	$(7,500)	$(600)
Net operating loss	—	(145,000)	—
Deferred charges	(88,600)	(96,300)	(110,600)
Unrealized gain	342,300	314,800	861,200
Capital loss carryforward	(119,400)	—	—
Stock-based compensation	(74,700)	—	—
Other	(2,000)	2,000	2,000

Total deferred tax (asset) liability	$50,000	$68,000	$752,000

At April 30, 2007, the Company had a capital loss carryforward of approximately $300,000 which if not used will expire in 2012.

NOTE 4 – PREPAID EXPENSES`

In April 2007, the Company entered into various contracts for investor relation fees and insurance. The fees are amortized over the life of each contract, through March 2008. The remaining balance at April 30, 2007 is $41,166.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – DUE FROM AFFILIATES

Due from affiliates consist of the following:

	April 30,
	2007	2006	2005

Due from BF Acquisition Group III, Inc.	$—	$—	$9,350
Due from BF Acquisition Group V, Inc.	40,239	24,646	10,470

Total	$40,239	$24,646	$19,820

NOTE 6 – DEFERRED REVENUE

The deferred revenue amount represents unearned management fee income. Income is amortized and recognized over the life of the contract. At April 30, 2007, the Company has three open contracts that run through April 2008.

NOTE 7 – SUBSCRIPTION AGREEMENT

On January 25, 2006, the Company entered into a subscription agreement for common stock and warrants with SIVOO, Inc. (formerly BroadRelay Holdings, Inc.). In the agreement, the Company subscribed for 400,000 shares of common stock of SIVOO, Inc. and warrants to purchase an additional 200,000 shares of common stock exercisable at $1.00 per share. These warrants were amended in December 2006, by reducing the exercise price of the warrants to $0.65 per share and extending the expiration date to December 2010.

In order to pay for the securities subscribed, the Company signed a promissory note payable to SIVOO, Inc. in the amount of $100,000. Interest shall accrue at the prime rate of interest. The subscription payable was paid during May 2006. The balance of the subscription payable at April 30, 2007 and 2006 was $-0- and $100,000.

NOTE 8 – NOTE PAYABLE

Notes payable consists of the following:

	April 30,
	2007	2006	2005

Note payable. Interest accrued at the prime rate of interest, 8.25% at April 30, 2007. Principal and interest are payable on demand.	$425,000	$—	$—

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – ADVANCES FROM SHAREHOLDER

Amount represents advances from shareholder to cover operating expenses. There is no stated interest rate or repayment terms.

NOTE 10 – STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On May 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of April 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 34%, risk-free interest rate between 3.8% and 5.1% and expected option life of two and ten years.

During the year ending April 30, 2007, the Company’s net income was approximately $187,946 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of April 30, 2007, there was approximately $19,054 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2009.

Prior to May 1, 2006, the Company followed the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allowed companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company elected to apply APB 25 in accounting for its stock option incentive plans.

There were no employee stock options issued by the Company prior to May 1, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2006:

	Stock Options Outstanding
	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, April 30, 2006	—	$—	$—

Granted	585,000	$2.00	$2.00
Exercised	(400,000)	$—	$—

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Exercisable, April 30, 2007	168,946	$2.00	$2.00

Stock Options Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable At April 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$2.00	168,946	2.08 years	$2.00

On May 8, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan and authorized the issuance of 2,000,000 shares of common stock of the Company pursuant to such Plan.

In May 2006, the Company granted to an officer of the Company options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 for a fair value of $56,000, which vest immediately and expire in ten years.

In May 2006, the Company granted to two employees and one shareholder of the Company, options to purchase 135,000 in the aggregate shares at an exercise price of $2.00, of which 110,000 shares vest immediately and 25,000 shares vest over three years. All of the options expire in ten years. These options are valued at $151,000, fair value.

NOTE 10 – CAPITAL SHARE TRANSACTIONS

During the year ended April 30, 2007, 120,640 shares of common stock of the Company were issued for proceeds of $241,280. During the year ended April 30, 2006, 459,434 shares of common stock of the Company were issued for proceeds of $835,265.

In May 2006, the Company granted a shareholder of the Company options to purchase 400,000 shares of the Company’s common stock at an option price of $2.00 per share. On June 15, 2006, this shareholder exercised the option in full and paid for the shares with a promissory note in the face amount of $800,000. The promissory note called for monthly payments of principal and interest over 12 months and was secured by a pledge of the purchased shares. On October 25, 2006, the Company entered into an agreement with the stockholder to accept 1,000,000 shares of Extreme Visual Technologies, Inc. common stock in exchange for $800,000 principal and $13,888 interest on the promissory note, and is reflected as contributed capital.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

On July 20, 2006, the Board of Directors of the Company declared a dividend to shareholders of record on July 31, 2006 in the form of .055 shares of the common stock of Theatre Xtreme Entertainment Group, Inc., a Company portfolio company. This dividend in kind was distributed in August 2006, but for accounting purposes was recorded as of July 31, 2006. The total number of shares of Theater Xtreme distributed was 299,064 for a total value of $448,595.

During the year ended April 30, 2007, the officers and directors of the Company surrendered their rights to compensation that has been deferred in the current year as well as all previous years. This deferred compensation amounted to $575,531, which is reflected as contributed capital.

NOTE 11 – CONTINGENCY

In July 2006, McCrae Associates, LLC (“McCrae) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees and punitive damages. The Company is vigorously defending the action and has filed a counter-claim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of shares to McCrae and to recover monetary damages on fraud and breach of contract theories. The Company also filed similar claims in the Chancery Court in Wilmington, Delaware seeking to rescind the issuance of 200,000 shares of common stock to Liberator, LLC, a company it believes is controlled by Stephen Funk. Recently, the parties agreed to the voluntary dismissal of the action in Delaware with the express understanding that Liberator would be bound by the decision of the Court in Connecticut with respect to the McCrae shares. Recent efforts by the Company and McCrae to settle the litigation have been unsuccessful and the parties have commenced discovery.

The Company believes that McCrae’s claims lack merit and intends to defend against such claims vigorously.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – FINANCIAL HIGHLIGHTS

	April 30,
	2007	2006	2005
Per Share Operating Performance
Net asset value, beginning of period	$0.46	$0.48	$—

Income from operations, net of taxes	0.11	(0.02)	(0.06)
Unrealized depreciation on investment, net of taxes	(0.01)	(0.17)	0.27
Gain on property dividend, net of taxes	0.04	—	—
Loss on sale of stock	(0.07)	—	—
	0.53	0.29	0.21
Add capital share transactions	0.33	0.17	0.27

Net asset value, end of period	$0.81	$0.46	$0.48

Total Return	29.89%	-4.20%	74.07%

Average Net Assets as a percentage of:
Expenses	67.84%	43.60%	90.57%
Management income	94.78%	39.40%	28.70%

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

There were no changes that occurred during the fiscal quarter ended April 30, 2007, that materially affected or are reasonably likely to material affect our internal controls over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

Item 11.

Executive Compensation.

The information required by this Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

Item 13.

Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

Item 14.

Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the fiscal year end of the Company covered by this report.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Assets and Liabilities as of April 30, 2007 and April 30, 2006

Schedule of Investments as of April 30, 2007

Statement of Operations for the years ended April 30, 2007 and April 30, 2006 and for the Period August 16, 2004 (date of inception) to April 30, 2005.

Statement of Changes in Net Assets for the years ended April 30, 2007 and April 30, 2007

Statement of Cash Flows for the years ended April 30, 2007 and April 30, 2006 and for the Period August 16, 2004 (date of inception) to April 30, 2005.

Notes to Financial Statements

(2)

Schedules    None required.

(3)

Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
3.2	By-Laws (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
4.1	Specimen copy of Common Stock Certificate (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006)
10.1	Promissory Note by David M. Bovi dated June 15, 2006 (incorporated by reference to the registrant’s Form 8-K filed on June 30, 2006)
10.2	Stock Option Agreement of David M. Bovi dated May 18, 2006 (incorporated by reference to the Registrant’s Form 8-K filed on May 19, 2006)
10.5	Security Agreement by and between the Company and David M. Bovi dated June 15, 2006 (incorporated by reference to the Registrant’s Form 8-K filed on June 30, 2006)
10.3*	Form of Stock Option Agreement for 2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 8-K filed on May 15, 2006)
10.4*	2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006)
10.5	Stock Transfer Agreement dated October 25, 2006, by and between David M. Bovi and the Company (incorporated by reference to the registrant’s Form 8-K filed on November 22, 2006)
14.1	Code of Ethics, adopted on April 11, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005)
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company

———————

*

Compensation Plans and arrangements for executives and others.

#

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2007

Universal Capital Management, Inc.
(Registrant)

By:	/s/ MICHAEL D. QUEEN
Michael D. Queen, President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. QUEEN	President and Director (principal executive officer)	July 30, 2007
Michael D. Queen

/s/ JOSEPH DRENNAN	Chief Financial Officer, Vice President and Director (principal financial officer)	July 30, 2007
Joseph Drennan

/s/ JEFFREY MUCHOW	Director	July 30, 2007
Jeffrey Muchow

/s/ STEVEN P. PRUITT, JR.	Director	July 30, 2007
Steven P. Pruitt, Jr.

/s/ THOMAS M. PICKARD, SR.	Director	July 30, 2007
Thomas M. Pickard, Sr.