Form 10-Q
period 2007-07-31
Universal Capital Management, Inc.
filed 2007-09-14
CIK 1308569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of September 14, 2007 was 5,438,274

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2007	April 30, 2007
	(Unaudited)	(Audited)
ASSETS

Investments in securities, at fair value (cost: $5,331,025 and $5,278,815)	$4,867,630	$6,011,882
Cash and cash equivalents	2,549	110,739
Notes receivable	134,427	107,272
Due from portfolio companies	22,593	17,895
Miscellaneous receivables	9,975	14,774
Due from affiliates	45,019	40,239

Prepaid expenses	32,205	41,166
Property and equipment, net	7,804	8,279
Rent deposit	1,100	1,100
Deferred tax asset	272,000	-

TOTAL ASSETS	$5,395,302	$6,353,346

LIABILITIES
LIABILITIES
Accounts payable	$277,834	$314,432
Accrued expenses	120,812	37,862
Current income taxes payable	247,000	316,000
Advances from shareholder	238,000	150,000
Notes payable	425,000	425,000
Deferred revenue	701,792	680,588
Accrued interest	32,875	-
Deferred income taxes	-	50,000
Noncurrent income taxes payable	272,000	-
TOTAL LIABILITIES	2,315,313	1,973,882

NET ASSETS	$3,079,989	$4,379,464

ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	$3,970,836	$3,943,802
Distributable earnings	(890,847)	435,662

NET ASSETS	$3,079,989	$4,379,464

Equivalent per share value based on 5,438,274 shares of capital stock outstanding as of July 31, 2007 and 5,438,274 shares of
capital stock oustanding as of April 30, 2007	$0.57	$0.81

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
SCHEDULE OF INVESTMENTS
JULY 31, 2007
(UNAUDITED)

		% of	Number of
Common Stocks - United States - 100%	Business	Portfolio	Shares	Fair Value

Extreme Visual Technologies, Inc.*	Develops unique graphics
	imaging technologies	41.09%	2,000,000	$2,000,000

Creative Energy Solutions*	Develops alternative
	energy technologies	20.54%	2,000,000	1,000,000

SIVOO Holdings, Inc.*(formerly BroadRelay Holdings, Inc.)	High speed internet media	7.70%	1,394,401	374,965

Warrants to purchase 250,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring April 11, 2011	High speed internet media	1.60%	-	78,000

Warrants to purchase 150,000 shares of SIVOO, Inc.* at an exercise price of $0.65 per share expiring November 14, 2011	High speed internet media	0.99%	-	48,000

BF Acquisition Group V, Inc.*	Inactive company	0.03%	100,000	1,625

Subtotal affiliated companies		71.96%		3,502,590

Third-Order Nanotechnologies, Inc.(formerly PSI-TEC Holdings, Inc.)	Plastics engineering	13.81%	1,200,000	672,000

Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. at an exercise price of $0.25 per share expiring March 2012	Plastics engineering	6.22%	-	303,000

Theater Xtreme Entertainment Group, Inc.	Home theater sales and
	installation	3.82%	725,936	186,040

Warrants to purchase 500,000 shares of Theatre Extreme Entertainment Group, Inc. at an exercise price of $1.00 per share expiring July 2012	Home theater sales and installation	3.20%	-	156,000

Neptune Industries, Inc.	Seafood production	0.44%	47,619	21,429

Gelstat Corporation	Consumer health care
	company	0.55%	221,429	26,571

IPI Fundraising, Inc.	Sales and distribution of
	fundraising products	0.00%	575,000	-

Total (aggregate cost $5,331,025)		100.00%		$4,867,630

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company."

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDING JULY 31, 2007 AND 2006
(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2007	July 31, 2006

INCOME
Management services	$375,296	$585,900
Interest income	2,154	6,522
Accounting services	21,400	-
	398,850	592,422

COST AND EXPENSE
Bad debt	6,000	-
Depreciation	475	475
Dues and subscriptions	40	-
Fees and commissions	821	3,582
Insurance	23,255	19,199
Interest expense	10,827	1,720

Marketing	-	3,424

Miscellaneous general and administrative	1,186	-
Office expenses and supplies	1,484	703
Payroll and payroll taxes	97,293	308,014
Postage, delivery and shipping	1,260	756
Professional fees	420,268	519,648
Rent	4,200	4,200
Taxes - Other	-	1,413
Telephone	1,296	806
Travel and entertainment	1,028	22,090
Utilities	599	661
	570,032	886,691

LOSS FROM OPERATIONS	(171,182)	(294,269)

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	-	343,924
Interest expense	(6,575)	-
Loss on sale of portfolio stock	(20,290)	-
Unrealized depreciation on investments	(1,196,462)	(444,222)
Income tax benefit (provision)	68,000	156,800

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(1,326,509)	$(237,767)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENTS OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDING JULY 31, 2007
(UNAUDITED)

For the Three
Months Ending
July 31, 2007

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,326,509)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	2,334

TOTAL INCREASE (DECREASE)	(1,324,175)

NET ASSETS, BEGINNING OF PERIOD	4,379,464

ADJUSTMENT FOR FIN 48	24,700

NET ASSETS, BEGINNING OF PERIOD - ADJUSTED	4,404,164

NET ASSETS, END OF PERIOD	$3,079,989

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDING JULY 31, 2007 AND 2006
(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(1,326,509)	$(237,767)

Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
Gain on dividend of portfolio stock	-	(343,924)
Loss on sale of portfolio stock	20,290	-
Investment securities received in exchange for management svcs	(51,296)	(585,900)
Depreciation expense	475	475
Stock based compensation expense	2,334	180,944
Stock options granted for operating expense	-	447,000
Net unrealized depreciation on investments	1,196,462	444,222
Income taxes	-	-
Deferred income taxes	(68,000)	(156,800)
(Increase) decrease in assets
Notes receivable	(2,155)	-
Due from portfolio companies	(4,698)	-
Miscellaneous receivables	4,799	(6,522)
Due from affiliates	(4,780)	(9,059)
Prepaid expenses	8,961	113
Increase (decrease) in liabilities
Accounts payable	(36,598)	126,520
Accrued interest	6,575	-
Accrued expenses	82,950	-

Net cash used in operating activities	(171,190)	(140,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan for notes receivable	(25,000)	(115,000)

Net cash provided by (used) in investing activities	(25,000)	(115,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advance from shareholder	88,000	-
Proceeds from issuance of debt	-	200,000
Repayment of subscription payable	-	(100,000)
Proceeds of issuance from common stock	-	241,280

Net cash provided by financing activities	88,000	341,280

NET INCREASE IN CASH AND CASH EQUIVALENTS	(108,190)	85,582

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	110,739	84,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,549	$169,854

NON-CASH INVESTING AND FINANCING ACTIVITIES

Note receivable for issuance of stock options	$-	$800,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, as filed with the Securities and Exchange Commission. The interim operating results for the three months ended July 31, 2007 are not necessarily indicative of operating results expected for the full year.

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

Security Valuations

Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market (such as OTC BB, Pink Sheets, etc) and listed securities for which no sale was reported on that date are stated at the last quoted bid price. Restricted securities and other securities (small, privately-held companies) for which quotations are not readily available are valued at fair value as determined by the board of directors.

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

Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of fiscal 2009. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVESTMENTS

Portfolio Companies consist of the following at July 31, 2007:

	Number of
	Shares Held			Value at	Unrealized
	at July 31, 2007		Cost	July 31, 2007	Gain / (Loss)

Affiliated Securities*
Extreme Visual Technologies, Inc. *****	2,000,000	****	$1,813,887	$2,000,000	$186,113

SIVOO, Inc.**	1,394,401	****	526,100	374,965	(151,135)

Warrants to purchase 400,000 shares of SIVOO, Inc.**
250,000 warrants expiring April 11, 2011	250,000		-	78,000	78,000
150,000 warrants expiring November 14, 2011	150,000		-	48,000	48,000

Creative Energy Solutions, Inc. *****	2,000,000	****	1,000,000	1,000,000	-

BF Acquisition Group V, Inc.	100,000	****	1,625	1,625	-

Total Affiliated Securities			3,341,612	3,502,590	160,978

Non-affiliated Securities

Third-Order Nanotechnologies, Inc.***	1,200,000	****	1,164,000	672,000	(492,000)

Warrants to purchase 500,000 shares of
Third-Order Nanotechnologies, Inc.***
expiring March 1, 2012	500,000		-	303,000	303,000

Theater Xtreme Entertainment Group, Inc.	725,936		448,788	186,040	(262,748)

Warrants to purchase 500,000 shares of
Theater Xtreme Entertainment Group, Inc.***
expiring July, 2012	500,000		-	156,000	156,000

Neptune Industries, Inc.	47,619		20,000	21,429	1,429

Gelstat Corporation	221,429		350,000	26,571	(323,429)

IPI Fundraising, Inc.	575,000		6,625	-	(6,625)

Total Non-Affiliated Securities			1,989,413	1,365,040	(624,373)

Total Securities			$5,331,025	$4,867,630	($463,395)

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**Formerly known as BroadRelay Holdings, Inc.

***Formerly known as PSI-TEC Holdings, Inc.

****Restricted shares

*****Private company

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on May 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $24,700 addition to the May 1, 2007 balance of net assets. At May 1, 2007, the balance of unrecognized tax benefits is $272,000, which are taxable temporary differences and if recognized would not affect the effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier year. It is not possible to reasonably estimate any possible change in the unrecognized tax benefits within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. The Company had $26,300 accrued at May 1, 2007 for the payment of any such interest and penalties.

Tax years from 2005 (initial tax year) through 2007 remain subject to examination by major tax jurisdictions.

The income tax expense (benefit) for the three months ended July 31, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the change in the valuation allowance to unrealized losses.

The components of deferred tax (assets) liabilities are as follows:

July 31, 2007
Deferred tax (asset) liability
Deferred charges	$(94,000)
Net operating loss
Unrealized loss	(185,000)
Capital loss carryforward	(127,000)
Stock-based compensation	(76,000)
Unrecognized tax benefits	(272,000)
Other	(2,000)

Total	(756,000)

Less: Valuation allowance	484,000

Total deferred tax (asset) liability	$(272,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES (CONTINUED)

At July 31, 2007, the Company had a capital loss carryforward of approximately $320,000 which if not used will expire in 2012.

NOTE 4 - PREPAID EXPENSES`

In April 2007, the Company entered into various contracts for investor relation fees and insurance. The fees are amortized over the life of each contract, through March 2008. The remaining balance at July 31, 2007 is $32,205.

NOTE 5 - DUE FROM AFFILIATES

July 31, 2007
Due from affiliates consist of the following:

Due from BF Acquisition Group V, Inc	45,019

Total	$45,019

NOTE 6 - DEFERRED REVENUE

The deferred revenue amount represents unearned management fee income. Income is amortized and recognized over the life of the contract. At July 31, 2007, the Company has two open contracts that run through July 2008.

NOTE 7 - NOTES PAYABLE

Notes payable consists of the following:

July 31, 2007

Notes payable. Interest accrued at the
prime rate of interest, 8.25% at July 31, 2007.
Principal and interest are payable on demand	$425,000

NOTE 9 - ADVANCES FROM SHAREHOLDER

Amount represents advances from a shareholder to cover operating expenses. There are no stated interest rate or repayment terms.

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION

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

During the three months ending July 31, 2007, the Company’s net income was approximately $2,334 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of July 31, 2007, there was approximately $16,720 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2009.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Expired	(60,000)	$-	$-

Outstanding, July 31, 2007	125,000	$2.00	$2.00

Exercisable, July 31, 2007	110,946	$2.00	$2.00

Stock Options Outstanding
	Number Outstanding	Weighted	Weighted Average
Rance of	Currently Exercisable	Average Remaining	Exercise Price of Options
Exercise Prices	at July 31, 2007	Contractual Life	Currently Exercisable

$ 2.00	110,946	1.83 years	$2.00

NOTE 11 - CONTINGENCY

McCrae Associates, LLC Lawsuit
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

UNIVERSAL CAPITAL MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - CONTINGENCY (CONTINUED)

Ronald R. Genova Lawsuit

On July 23, 2007, Ronald R. Genova (“Genova” or “Plaintiff”) filed a complaint in Philadelphia County, Court of Common Pleas naming Third-Order Nanotechnologies, Inc. (“TDON”), PSI-TEC Holdings, Inc (“PSI-TEC”) and Universal Capital Management, Inc. each as Defendants.

Genova served as a consultant and then as the interim Chief Executive Officer of TDON. TDON terminated Genova effective February 28, 2007. On March 26, 2007 TDON paid Genova $9,806, which TDON determined was the full amount TDON owed Genova. Genova sued claiming he was owed an additional $84,650.38 plus interest for unpaid consulting fees in the amount of $32,515.68, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,134.70. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, plus the right to exercise options that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs.

Genova included the Company as a co-defendant because he believes that the Company is a venture partner of TDON and PSI-TEC, provides management advisory services to TDON and PSI-TEC and exercises control over financial decisions made by TDON and PSI-TEC.

The Company has removed the lawsuit to the United States District Court for the Eastern District of Pennsylvania, and has filed a motion to dismiss the complaint which is currently pending.

The Company believes that Genova’s claims lack merit and it intends to defend against such claims vigorously.

NOTE 12 - FINANCIAL HIGHLIGHTS

July 31, 2007
Per Share Operating Performance
Net asset value, beginning of period	$0.81

Income from operations, net of taxes	(0.02)
Unrealized depreciation on investment, net of taxes	(0.22)
Gain on property dividend, net of taxes	-
Loss on sale of stock	-
0.57
Add capital share transactions	-

Net asset value, end of period	$0.57

Total Return	-4.59%

Average Net Assets as a percentage of:
Expenses	15.28%
Management income	10.64%

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to the requirements of the Investment Company Act of 1940, as amended (“1940 Act”), the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by the Company for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts. The Company expects to pay a professional fee each time such a valuation is provided. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended July 31, 2007	At the Year Ended April 30, 2007
TOTAL ASSETS	$5,395,302	$6,353,346
NET ASSETS	$3,079,989	$4,379,464
NET ASSET VALUE PER SHARE	$0.57	$0.81
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($1,196,462)	($58,953)

The changes in total assets, net assets and net asset value per share for the three months ended July 31, 2007 were primarily attributable to:

• The net unrealized appreciation (depreciation) on investments of ($1,196,462) mainly due to a decrease in the value of the shares of SIVOO Holdings, Inc. by ($890,996), Third-Order Nanotechnologies, Inc. by ($256,000), and Theater Xtreme Entertainment Group, Inc. by ($9,281), offset in part by an increase in the value of the shares of Gelstat Corporation by $11,071 and Neptune Industries, Inc. by $953.

• The decrease in cash of $108,190.

• The increase in accounts payable and accrued expenses of $46,352.

• The decrease in deferred taxes of $50,000.

• The advances from shareholder of $88,000.

• The increase in deferred revenue of approximately $21,000, which is due mainly to an increase of deferred revenue for Theater Xtreme Entertainment Group, Inc. of $396,000 which the Company is to earn over a twelve month period beginning July 1, 2007, offset by a decrease in deferred revenue of approximately $375,000 ($33,000 for Theater Xtreme Entertainment Group, Inc., $197,000 for Extreme Visual Technologies, Inc. and $145,000 for Third-Order Nanotechnologies, Inc.) which was earned.

• The decrease in current income taxes payable of approximately $69,000.

• The addition to Net Capital of $2,334 which consists solely of share-based compensation expense.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of the Company’s portfolio securities. For example, the Company suffered an unrealized loss of ($890,996) on its holdings of SIVOO Holdings, Inc. for the three months ended July 31, 2007 as a result of a decline in the value of the portfolio shares from $1,391,961 to $500,965 during such time period. By contrast the Company enjoyed an unrealized gain of $865,861 on its holdings of SIVOO Holdings, Inc. for the year ended April 30, 2007.

The Company had unrealized appreciation (depreciation) of ($1,196,462) at July 31, 2007 compared to unrealized appreciation (depreciation) of ($444,222) at July 31, 2006 and unrealized appreciation (depreciation) of ($58,953) at April 30, 2007.

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

At July 31, 2007, $4,867,630 or 90% of the Company's assets consisted of investments, of which net unrealized losses before the income tax effect were ($1,196,462). A deferred tax benefit on account of unrealized losses has been estimated at approximately ($185,000). At July 31, 2007, the Company’s holdings of Extreme Visual Technologies, Inc., Creative Energy Solutions, Inc., and Third-Order Nanotechnologies, Inc. were valued at $2,000,000, $1,000,000 and $975,000 respectively, which represented in the aggregate approximately 80% of the total Company portfolio at that date.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, the Company may find it difficult to liquidate any of its investments in the near future. See “Liquidity and Capital Resources” below.

Results of Operations

The Company’s financial statements have been prepared in conformity with the United States generally accepted accounting principles. On this basis, the principal measure of an investment company's financial performance during a time period is the net change in net assets during such period. Such change results from (i) income from operations, net of operating expenses, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation or depreciation on investments.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include depreciation, investor relations and other overhead costs.

Three months ended July 31, 2007 compared to the three months ended July 31, 2006

For the three months ended July 31, 2007 the Company had revenue for services in the amount of $398,850 compared to $592,422 for the three months ended July 31, 2006. During the three months ended July 31, 2007 94% of the Company’s revenue for services was received in the form of equity securities compared to 99% for the three months ended July 31, 2006.

Total operating expenses for the three months ended July 31, 2007 were $570,032, the principal components of which were professional fees of $420,268, consisting primarily of $376,000 investor relations expense and approximately $40,000 legal expense, payroll of $97,293 (which includes $2,334 of share based compensation expense), $23,255 of insurance expense and $10,827 of interest expense. By comparison, total operating expenses for the three months ended July 31, 2006 were $886,691, the principal components of which were payroll of $308,014, professional fees of $519,648, insurance of $19,199 and travel and entertainment of $22,090.

The Company realized a loss from operations of $171,182 for the three months ended July 31, 2007 compared to a loss from operations of $294,269 for the three months ended July 31, 2006.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. The Company only had about $2,500 of cash at July 31, 2007. Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. The Company has borrowed $425,000, on a short term basis, and has received $238,000 in advances from a shareholder. There is no assurance that the Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), the Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At this time, the Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite its plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on the proceeds received from such dispositions.

Critical Accounting Estimates

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

C. Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by the Company and the shares held by the Company bear no legal or contractual restrictions. Securities for which market quotations are readily available are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

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

Item 3  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s quantitative and qualitative disclosures about market risk since the Company’s Annual Report on Form 10-K filed for the fiscal year ended April 30, 2007.

Item 4  Controls and Procedures.

As of the end on the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

There were no changes that occurred during the fiscal quarter ended July 31, 2007 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6  Exhibits.

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

Universal Capital Management, Inc.

September 14, 2007	By:	/s/ Michael D. Queen
Michael D. Queen, President

September 14, 2007	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer
(Principal Financial Officer)