Form 10-Q
period 2007-10-31
Universal Capital Management, Inc.
filed 2007-12-18
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Universal Capital Management, Inc.
(Exact name of registrant as specified in charter)

Delaware	000-51132	20-1568059
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2601 Annand Drive Suite 16 Wilmington, DE 19808
(Address of principal executive offices)

(302) 998-8824
(Registrant’s Telephone Number, including Area Code)

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

The number of shares of the registrant’s Common Stock outstanding as of December 18, 2007 was 5,438,274

i

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2007	April 30, 2007
	(Unaudited)	(Audited)
ASSETS
Investments in securities
Non-affiliates (cost: $1,746,945 and $1,937,203)	$1,375,285	$1,618,296
Affiliates (cost: $3,284,112 and $3,341,612)	3,857,266	4,393,586
Total Investments in Securities	5,232,551	6,011,882
Cash and cash equivalents	2,426	110,739
Receivables
Notes receivable - non-affiliates	111,672	107,272
Notes receivable - affiliates	25,850	-
Due from non-affiliates	19,132	17,895
Miscellaneous receivables	9,975	14,774
Due from affiliates	48,259	40,239
Total Receivables	214,888	180,180
Prepaid expenses	22,852	41,166
Property and equipment, net	7,329	8,279
Rent deposit	1,100	1,100
Deferred tax asset	272,000	-
TOTAL ASSETS	$5,753,146	$6,353,346
LIABILITIES
LIABILITIES
Accounts payable	$327,142	$314,432
Accrued expenses	204,190	37,862
Current income taxes payable	217,000	316,000
Advances from shareholder	290,000	150,000
Notes payable	425,000	425,000
Deferred revenue	457,667	680,588
Accrued interest	39,450	-
Deferred income taxes	-	50,000
Noncurrent income taxes payable	272,000	-
TOTAL LIABILITIES	2,232,449	1,973,882
NET ASSETS	$3,520,697	$4,379,464
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	$3,973,170	$3,943,802
Distributable earnings (loss)	(452,473)	435,662
NET ASSETS	$3,520,697	$4,379,464
Equivalent per share value based on 5,438,274 shares of capital stock outstanding as of October 31, 2007 and 5,438,274 shares of capital stock outstanding as of April 30, 2007	$0.65	$0.81

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

OCTOBER 31, 2007

(UNAUDITED)

	Business	% of Portfolio	Number of Shares Held at October 31, 2007		Cost	Value at October 31, 2007	Unrealized Gain / (Loss)
Affiliated Securities*
Extreme Visual Technologies, Inc. ***	Develops unique graphics imaging technologies	38.22%	2,000,000	**	$1,813,887	$2,000,000	$186,113
SIVOO, Inc.	High speed internet media	7.34%	800,000	**	385,000	384,000	(1,000)
		4.18%	364,401	****	83,600	218,641	135,041
Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		3.00%	250,000		-	157,000	157,000
150,000 warrants expiring November 14, 2011		1.83%	150,000		-	96,000	96,000
Creative Energy Solutions, Inc. ***	Develops alternative energy technologies	19.11%	2,000,000	**	1,000,000	1,000,000	-
BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	**	1,625	1,625	-
Total Affiliated Securities		73.72%			3,284,112	3,857,266	573,154
Non-affiliated Securities
Third-Order Nanotechnologies, Inc.	Plastics engineering	13.00%	1,000,000	**	580,000	680,000	100,000
		1.90%	116,963	****	341,532	99,419	(242,113)
Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. expiring March 1, 2012	Plastics engineering	7.20%	500,000		-	377,000	377,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales and installation	1.74%	650,000	**	396,500	91,000	(305,500)
		0.26%	75,844	****	52,288	13,652	(38,636)
Warrants to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc. expiring July, 2012	Home theater sales and installation	1.59%	500,000		-	83,000	83,000
Neptune Industries, Inc.	Seafood production	0.30%	47,619	****	20,000	15,714	(4,286)
Gelstat Corporation	Consumer health care company	0.30%	221,429	****	350,000	15,500	(334,500)
IPI Fundraising, Inc.	Inactive company	0.00%	575,000		6,625	-	(6,625)
Total Non-Affiliated Securities		26.28%			1,746,945	1,375,285	(371,660)
Total Securities		100.00%			$5,031,057	$5,232,551	$201,494

———————

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**Restricted shares - illiquid securities; total illiquid securities of $4,156,625 make up 118.10% of total net assets as of October 31, 2007

***Private company - valued by the Board of Directors

****Unrestricted shares - liquid securities

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING OCTOBER 31, 2007 AND 2006

(UNAUDITED)

	For the Three Months Ending October 31, 2007	For the Three Months Ending October 31, 2006	For the Six Months Ending October 31, 2007	For the Six Months Ending October 31, 2006
INCOME
Management services
Non-affililiates	$244,125	$637,000	$422,166	$656,100
Affiliates	-	252,055	197,255	806,855
Total Management Services	244,125	889,055	619,421	1,462,955
Interest income	3,095	11,814	5,249	18,335
Accounting services	11,000	18,000	32,400	30,000
	258,220	918,869	657,070	1,511,290
COST AND EXPENSE
Bad debt	-	543	6,000	543
Depreciation	475	475	950	949
Dues and subscriptions	1,337	-	1,377	-
Fees and commissions	2,399	2,725	3,220	4,362
Insurance	17,120	18,313	40,376	37,513
Interest expense	9,525	7,316	20,352	9,036
Miscellaneous general and administrative	1,630	7,767	2,813	8,147
Office expenses and supplies	1,164	135	2,648	312
Payroll and payroll taxes	116,249	148,750	213,508	456,720
Postage, delivery and shipping	917	1,099	2,177	1,855
Professional fees	166,226	187,075	586,494	712,410
Rent	4,200	4,200	8,400	8,400
Taxes - Other	-	3,401	34	4,857
Telephone	1,336	1,357	2,632	2,164
Travel and entertainment	8,121	7,963	9,149	30,053
Utilities	613	849	1,213	1,336
	331,312	391,968	901,343	1,278,657

INCOME (LOSS) FROM OPERATIONS	(73,092)	526,901	(244,273)	232,633

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	-	-	-	343,924
Interest expense	(6,575)	-	(13,150)	-
Loss on sale of portfolio stock	(170,349)	-	(190,639)	-
Unrealized appreciation (depreciation) on investments	657,389	840,067	(539,073)	395,844
Income tax (benefit) provision	30,000	(469,400)	99,000	(312,600)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$437,373	$897,568	$(888,135)	$659,801

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2007

(UNAUDITED)

For the Six Months Ending October 31, 2007
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(888,135)
CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	4,668
TOTAL DECREASE	(883,467)
NET ASSETS, BEGINNING OF PERIOD	4,379,464
ADJUSTMENT FOR FIN 48	24,700
NET ASSETS, BEGINNING OF PERIOD – ADJUSTED	4,404,164
NET ASSETS, END OF PERIOD	$3,520,697

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2007 AND 2006

(UNAUDITED)

	For the Six Months Ending October 31, 2007	For the Six Months Ending October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(888,135)	$659,801
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Gain on dividend of portfolio stock	-	(343,924)
Stock received for interest	-	(13,888)
Loss on sale of portfolio stock	190,639	-
Investment securities received in exchange for management svcs	(172,303)	(1,462,955)
Depreciation expense	950	949
Stock based compensation expense	4,668	183,278
Stock options granted for operating expense	-	447,000
Net unrealized (appreciation) depreciation on investments	539,073	(395,844)
Income taxes	(99,000)	312,600
(Increase) decrease in assets
Notes receivable	(5,250)	-
Due from portfolio companies	(1,237)	(27,847)
Miscellaneous receivables	4,799	(5,773)
Due from affiliates	(8,020)	(10,500)
Prepaid expenses	18,314	(18)
Increase (decrease) in liabilities
Accounts payable	12,710	-
Accrued interest	13,150	-
Accrued expenses	166,329	350,529
Net cash used in operating activities	(223,313)	(306,592)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan for notes receivable	(25,000)	(55,000)
Net cash used in investing activities	(25,000)	(55,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	140,000	-
Proceeds from issuance of debt	-	175,000
Repayment of subscription payable	-	(100,000)
Proceeds of issuance from common stock	-	241,280
Net cash provided by financing activities	140,000	316,280
NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,313)	(45,312)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	110,739	84,272
CASH AND CASH EQUIVALENTS - END OF PERIOD	2,426	38,960
NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable for issuance of stock options	$-	$800,000

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, as filed with the Securities and Exchange Commission. The interim operating results for the six months ended October 31, 2007 are not necessarily indicative of operating results expected for the full year.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler received goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. The Company records a deferred revenue liability for management contracts that are paid in full on the commencement date of the contract. The company recognizes fees from management contracts over the life of the contracts as the services are performed beginning on the date of the contract. Management fees can be paid to the Company in the form of common stock. The valuation of the common stock received as payment is based on the fair value on the measurement date. The measurement date is determined in accordance with Emergence Issue Task Force (“EITF”) No. 96-18, Accounting For Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of fiscal 2009. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and footnote disclosures.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at October 31, 2007:

	Business	Number of Shares Held at October 31, 2007		Cost	Value at October 31, 2007	Unrealized Gain / (Loss)
Affiliated Securities*
Extreme Visual Technologies, Inc. ***	Develops unique graphics imaging technologies	2,000,000	**	$1,813,887	$2,000,000	$186,113
SIVOO, Inc.	High speed internet media	800,000	**	385,000	384,000	(1,000)
		364,401	****	83,600	218,641	135,041
Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		250,000		-	157,000	157,000
150,000 warrants expiring November 14, 2011		150,000		-	96,000	96,000
Creative Energy Solutions, Inc. ***	Develops alternative energy technologies	2,000,000	**	1,000,000	1,000,000	-
BF Acquisition Group V, Inc.	Inactive company	100,000	**	1,625	1,625	-
Total Affiliated Securities				3,284,112	3,857,266	573,154
Non-affiliated Securities
Third-Order Nanotechnologies, Inc.	Plastics engineering	1,000,000	**	580,000	680,000	100,000
		116,963	****	341,532	99,419	(242,113)
Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. expiring March 1, 2012	Plastics engineering	500,000		-	377,000	377,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales and installation	650,000	**	396,500	91,000	(305,500)
		75,844	****	52,288	13,652	(38,636)
Warrants to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc. expiring July, 2012	Home theater sales and installation	500,000		-	83,000	83,000
Neptune Industries, Inc.	Seafood production	47,619		20,000	15,714	(4,286)
Gelstat Corporation	Consumer health care company	221,429		350,000	15,500	(334,500)
IPI Fundraising, Inc.	Inactive company	575,000		6,625	-	(6,625)
Total Non-Affiliated Securities				1,746,945	1,375,285	(371,660)
Total Securities				$5,031,057	$5,232,551	$201,494

———————

*Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**Restricted shares - illiquid securities; total illiquid securities of $4,156,625 make up 118.10% of total net assets as of October 31, 2007

***Private company - valued by the Board of Directors

****Unrestricted shares - liquid securities

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

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. The Company had $39,450 accrued at October 31, 2007 for the payment of any such interest and penalties.

Tax years from 2005 (initial tax year) through 2007 remain subject to examination by major tax jurisdictions.

The income tax expense (benefit) for the six months ended October 31, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the change in the valuation allowance to unrealized losses.

The components of deferred tax (assets) liabilities are as follows:

October 31, 2007
Deferred tax (asset) liability
Deferred charges	$(92,000)
Net operating loss	-
Unrealized gain on investments	77,000
Capital loss carryforward	(195,000)
Stock-based compensation	(77,000)
Unrecognized tax benefits	(272,000)
Other	(2,000)
Total	(561,000)
Less: Valuation allowance	289,000
Total deferred tax (asset) liability	$(272,000)

At October 31, 2007, the Company had a capital loss carryforward of approximately $491,000 which if not used will expire in 2012.

NOTE 4 – PREPAID EXPENSES`

In April 2007, the Company entered into various contracts for investor relation fees and insurance. The fees are amortized over the life of each contract, through March 2008. The remaining balance at October 31, 2007 is $15,475.

NOTE 5 – DUE FROM AFFILIATES

Due from affiliates consist of the following:

October 31, 2007
Due from BF Acquisition Group V, Inc	48,259
Total	$48,259

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

The deferred revenue amount represents unearned management fee income. Income is amortized and recognized evenly over the life of the contract. In accordance with EITF 96-18, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date). At October 31, 2007, the Company has two open contracts that run through July 2008. Deferred revenue consists of the following:

October 31, 2007
Third-Order Nanotechnologies, Inc. ("TDON") - One year contract beginning February 28, 2007, received 1,000,000 shares of TDON common stock as payment for the entire contract, valued at $580,000 and amortized over the life of the contract as the services are being provided.	$193,333
Theater Xtreme Entertainment Group, Inc. ("TXEG") - One year contract beginning July 1, 2007, received 650,000 shares of TXEG common stock as payment for the entire contract, valued at $396,500 and amortized over the life of the contract.	264,334
$457,667

The deferred revenue recognized for the six months ending October 31, 2007 and 2006 was $619,421 and $1,462,955.

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

October 31, 2007
Note payable. Interest accrued at the prime rate of interest, 8.25% at October 31, 2007.
Principal and interest are payable on demand	$425,000

NOTE 8 – ADVANCES FROM SHAREHOLDER

Amount represents advances from shareholder to cover operating expenses. There are no stated interest rate or repayment terms.

NOTE 9 – STOCK BASED COMPENSATION

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

During the six months ending October 31, 2007, the Company’s net income was approximately $4,668 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of October 31, 2007, there was approximately $14,386 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2009.

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

There were no employee stock options issued by the Company prior to May 1, 2006.

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding
	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, April 30, 2007	185,000	$2.00	$2.00
Expired	(60,000)	$ –	$ –
Outstanding, October 31, 2007	125,000	$2.00	$2.00
Exercisable, October 31, 2007	113,110	$2.00	$2.00

Stock Options Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at October 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$2.00	113,110	1.58 years	$2.00

NOTE 10 – CONTINGENCY

McCrae Associates, LLC Lawsuit

In July 2006, McCrae Associates, LLC (“McCrae”) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees and punitive damages. The Company is vigorously defending the action and has filed a counter-claim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of shares to McCrae and to recover monetary damages on fraud and breach of contract theories. The Company also filed similar claims in the Chancery Court in Wilmington, Delaware seeking to rescind the issuance of 200,000 shares of common stock to Liberator, LLC, a company it believes is controlled by Stephen Funk. Recently, the parties agreed to the voluntary dismissal of the action in Delaware with the express understanding that Liberator would be bound by the decision of the Court in Connecticut with respect to the McCrae shares. Recent efforts by the Company and McCrae to settle the litigation have been unsuccessful and the parties have commenced discovery.

The Company believes that McCrae’s claims lack merit and intends to defend against such claims vigorously.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONTINGENCY (CONTINUED)

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova filed a lawsuit in Philadelphia County, Court of Common Pleas. Ronald R. Genova is the Plaintiff. Third-Order Nanotechnologies, Inc. (“TDON”), PSI-TEC Holdings, Inc (“PSI-TEC”) and Universal Capital Management (“UCM”) are each a Defendant.

Ronald R. Genova (“Genova”) served as a consultant and then as the interim chief executive officer of TDON. TDON terminated Genova effective February 28, 2007. On March 26, 2007 TDON paid Genova $9,806, which TDON determined was the full amount TDON owed Genova. Genova sued, claiming he was owed an additional $84,650 plus interest for unpaid consulting fees in the amount of $32,516, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,135. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs.

Genova included the UCM as a co-defendant because he believes that the UCM is a venture partner of TDON and PSI-TEC, provides management advisory services to TDON and PSI-TEC and exercises control over financial decisions made by TDON and PSI-TEC. UCM does provide management advisory services to TDON, but is neither a venture partner nor exercises control over financial decisions to either TDON or PSI-TEC.

The Company has filed a motion to dismiss the charges and is waiting for a response from the courts.

NOTE 11 – FINANCIAL HIGHLIGHTS

October 31, 2007
Per Share Operating Performance
Net asset value, beginning of period	$0.81
Income from operations, net of taxes	(0.03)
Unrealized depreciation on investment, net of taxes	(0.11)
Gain on property dividend, net of taxes	-
Loss on sale of stock	(0.02)
0.65
Add capital share transactions	-
Net asset value, end of period	$0.65
Total Return	-34.07%
Average Net Assets as a percentage of:
Expenses	45.64%
Management income	33.00%

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended October 31, 2007	At the Year Ended April 30, 2007
TOTAL ASSETS	$5,770,146	$6,353,346
NET ASSETS	$3,520,697	$4,379,464
NET ASSET VALUE PER SHARE	$0.65	$0.81
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(539,073)	$(58,953)

The changes in total assets, net assets and net asset value per share for the six months ended October 31, 2007 were primarily attributable to:

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.79 per share to $0.52 per share during the six months ended October 31, 2007. The Company sold 200,000 shares of SIVOO for a sales price of $58,000 with a cost of $50,000 for a realized gain of $8,000. The Company’s investment in SIVOO common stock had a net unrealized appreciation of $134,041 for the six months ended October 31, 2007. The Company’s investment in SIVOO warrants were valued at $253,000 at October 31, 2007 compared to $308,000 at April 30, 2007 for a net unrealized depreciation of $55,000 for the six months ended October 31, 2007.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.61 per share to $0.14 per share during the six months ended October 31, 2007. During the six months ended October 31, 2007, the Company sold 500,000 shares a sales price of $324,000 with a cost of $344,290 resulting in a realized loss of $20,290. A warrant was received in July 2007 and had a value of $83,000 at October 31, 2007. During July 2007, 650,000 shares of common stock were acquired for a services valued at $396,500. The Company’s investment in TXEG common stock had a net unrealized depreciation of $344,136 for the six months ended October 31, 2007.

•

Third-Order Nanotechnologies, Inc. (“TDON”) average valuation on restricted and unrestricted shares increased from $0.68 per share to $0.71 per share during the six months ended October 31, 2007. During the six months ended October 31, 2007, The Company sold 83,037 shares for a sales price of $64,119 with a cost of $242,468 for a realized loss of $178,349. The Company’s investment in TDON common stock had a net unrealized depreciation of $142,113 for the six months ended October 31, 2007. The Company’s investment in TDON warrants were valued at $377,000 at October 31, 2007 compared to $415,000 at April 30, 2007, for a net unrealized depreciation of $38,000 for the six months ended October 31, 2007.

•

The decrease in cash of $108,313.

•

The increase in accounts payable and accrued expenses of $180,039.

•

The decrease in deferred taxes of $50,000.

•

The advances from shareholder of $140,000.

•

The decrease in deferred revenue of approximately ($222,921), which is due mainly to a decrease in deferred revenue of approximately $618,921 ($131,667 for Theater Xtreme Entertainment Group, Inc., $197,254 for Extreme Visual Technologies, Inc. and $290,000 for Third-Order Nanotechnologies, Inc.) which was earned, offset by an increase of deferred revenue for Theater Xtreme Entertainment Group, Inc. of $396,000 which the Company is to earn over a twelve month period beginning July 1, 2007.

•

The decrease in current income taxes payable of approximately $99,000.

•

The addition to Net Capital of $4,668 which consists solely of share-based compensation expense.

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of the Company’s portfolio securities, as well as the acquisition and sale of shares during the period. For example, the Company suffered an unrealized loss of ($481,320) on its common stock holdings of SIVOO Holdings, Inc. for the six months ended October 31, 2007 as a result of a decline in the value of the portfolio shares from $0.79 to $0.52 per share during such time period and the sale of 200,000 shares of common stock.  By contrast the Company enjoyed an unrealized gain of $557,861 on its holdings of SIVOO Holdings, Inc. for the year ended April 30, 2007 due to an increase in the value of the portfolio shares from $0.51 to $0.79 per share during such time period.

The Company had unrealized appreciation (depreciation) of ($539,073) at October 31, 2007 compared to unrealized appreciation (depreciation) of $395,844 at October 31, 2006 and unrealized appreciation (depreciation) of ($58,953) at April 30, 2007.

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

At October 31, 2007, $5,232,551 or 91% of the Company's assets consisted of investments, of which net unrealized losses before the income tax effect were ($539,073). A deferred tax asset on account of unrealized gains has been estimated at approximately $77,000. At October 31, 2007, the Company’s holdings of Extreme Visual Technologies, Inc., Creative Energy Solutions, Inc., and Third-Order Nanotechnologies, Inc. were valued at $2,000,000, $1,000,000 and $1,156,419 respectively, which represented in the aggregate approximately 79% of the total Company portfolio at that date.

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

Three months ended October 31, 2007 compared to the three months ended October 31, 2006

For the three months ended October 31, 2007 the Company had revenue for services in the amount of $244,125 compared to $889,055 for the three months ended October 31, 2006. During the three months ended October 31, 2007 94.5% of the Company’s revenue for services was received in the form of equity securities compared to 96.8% for the three months ended October 31, 2006.

Total operating expenses for the three months ended October 31, 2007 were $331,312, the principal components of which were professional fees of $166,226, consisting primarily of $73,650 investor relations expense, approximately $51,800 legal expense and approximately $27,000 audit fees, payroll of $116,249 (which includes $2,334 of share based compensation expense), $17,120 of insurance expense and $9,525 of interest expense. By comparison, total operating expenses for the three months ended October 31, 2006 were $391,968, the principal components of which were payroll of $148,750, professional fees of $187,075, insurance of $18,313 and travel and entertainment of $7,963.

The Company realized a loss from operations of ($73,092) for the three months ended October 31, 2007 compared to a gain from operations of $526,901 for the three months ended October 31, 2006.

Six months ended October 31, 2007 compared to the six months ended October 31, 2006

For the six months ended October 31, 2007 the Company had revenue for services in the amount of $619,421 compared to $1,462,955 for the six months ended October 31, 2006. During the six months ended October 31, 2007 94.3% of the Company’s revenue for services was received in the form of equity securities compared to 96.8% for the six months ended October 31, 2006.

Total operating expenses for the six months ended October 31, 2007 were $901,343, the principal components of which were professional fees of $568,494, consisting primarily of $449,686 investor relations expense, approximately $91,988 legal expense and approximately $27,000 audit fees, payroll of $213,508 (which includes $4,668 of share based compensation expense), $40,376 of insurance expense and $20,352 of interest expense. By comparison, total operating expenses for the six months ended October 31, 2006 were $1,278,657, the principal components of which were payroll of $456,720, professional fees of $712,410, insurance of $37,513 and travel and entertainment of $30,053.

The Company realized a loss from operations of ($244,273) for the six months ended October 31, 2007 compared to a gain from operations of $232,633 for the six months ended October 31, 2006.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions. The Company only had about $2,400 of cash at October 31, 2007. Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. The Company has borrowed $425,000, on a short term basis, and has received $290,000 in advances from a shareholder. There is no assurance that the Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), the Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

On October 31, 2007, we authorized a $487,500 private offering of our common stock. Pursuant to the terms of this private offering, a total of 650,000 shares of common stock are being offered at $0.75 per share.

The Company may be forced to dispose of a portion of its current portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on the proceeds received from such dispositions.

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

CONTROLS AND PROCEDURES

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

There were no changes that occurred during the fiscal quarter ended October 31, 2007 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6

EXHIBITS

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

Universal Capital Management, Inc.

December 18, 2007	By:	/s/ Michael D. Queen
Michael D. Queen
President

December 18, 2007	By:	/s/ Joseph T. Drennan
Joseph T. Drennan
Treasurer (Principal Financial Officer)