Form 10-Q
period 2008-01-31
Universal Capital Management, Inc.
filed 2008-03-24
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	20-1568059 (I.R.S. Employer Identification No.) ______19808____ (Zip Code)
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

Large accelerated filer  ☐ Accelerated filer ☐   Non-accelerated filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2008 was 5,734,954

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page
Item 1	Financial Statements	1

Item 2	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 6	Exhibits	23

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	January 31, 2008	April 30, 2007
	(Unaudited)	(Audited)
ASSETS
Investments in securities
Non-affiliates (cost: $2,068,116 and $1,537,975)	$1,130,606	$1,618,296
Affiliates (cost: $5,554,112 and $1,001,625)	5,803,385	4,393,586
Total Investments in Securities	6,933,991	6,011,882
Cash and cash equivalents	5,969	110,739
Receivables
Notes receivable - non-affiliates	113,939	107,272
Notes receivable - affiliates	26,512	—
Due from non-affiliates	15,000	18,773
Miscellaneous receivables	2,000	13,895
Due from affiliates	48,459	40,239
Total Receivables	205,910	180,179
Prepaid expenses	11,177	41,166
Property and equipment, net	6,854	8,279
Rent deposit	1,100	1,100
Deferred tax asset	261,000	383,000
TOTAL ASSETS	$7,426,001	$6,736,345
LIABILITIES
LIABILITIES
Accounts payable	$378,869	$314,431
Accrued expenses	76,000	113,862
Current income taxes payable	459,000	665,000
Advances from shareholders	296,000	150,000
Notes payable	275,000	425,000
Accrued interest	80,772	—
	1,565,641	1,668,293
Deferred revenue
Non-affiliates	357,958	773,333
Affiliates	2,285,000	197,255
Total Deferred Revenue	2,642,958	970,588
TOTAL LIABILITIES	4,208,599	2,638,881
NET ASSETS	$3,217,402	$4,097,464
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	$4,089,648	$3,943,802
Distributable earnings	(872,246)	153,662
NET ASSETS	$3,217,402	$4,097,464
Equivalent per share value based on 5,658,464 shares of capital stock outstanding as of January 31, 2008 and 5,438,274 shares of capital stock oustanding as of April 30, 2007	$0.57	$0.75

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

JANUARY 31, 2008

(UNAUDITED)

	Business	% of Portfolio	Number of Shares Held at January 31, 2008		Cost	Value at January 31, 2008	Unrealized Gain / (Loss)
Affiliated Securities (1)
Extreme Visual Technologies, Inc. (3)	Develops unique graphics imaging technologies	28.84%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113
Vystar Corporation (5)	Natural rubber latex products	28.84%	1,000,000	(2)	2,000,000	2,000,000	—
Warrants to purchase 500,000 shares of Vystart Corporation (5) expiring January 31, 2013	Natural rubber latex products	4.11%	500,000	(2)	285,000	285,000	—
Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	14.42%	2,000,000	(2)	1,000,000	1,000,000	—
SIVOO, Inc.	High speed internet	3.69%	800,000	(2)	385,000	256,000	(129,000)
	media	1.76%	304,401	(4)	68,600	121,760	53,160
Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		1.23%	250,000	(2)	—	85,000	85,000
150,000 warrants expiring November 14, 2011		0.78%	150,000	(2)	—	54,000	54,000
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	—
Total Affiliated Securities		83.69%			5,554,112	5,803,385	249,273
Non-affiliated Securities
Lightwave Logic, Inc., formerly Third-Order	Plastics engineering	9.11%	1,000,000	(2)	580,000	632,000	52,000
Nanotechnologies, Inc.		0.15%	12,912	(4)	37,703	10,200	(27,503)
Warrants to purchase 500,000 shares of Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc., expiring March 1, 2012	Plastics engineering	5.67%	500,000	(2)	348,000	393,000	45,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales	0.45%	650,000	(2)	396,500	31,200	(365,300)
	and installation	0.07%	75,844	(4)	52,288	4,551	(47,737)
Warrants to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc.(3) expiring July, 2012	Home theater sales and installation	0.58%	500,000	(2)	277,000	40,000	(237,000)
Neptune Industries, Inc.	Seafood production	0.17%	47,619	(4)	20,000	11,905	(8,095)
Gelstat Corporation	Consumer health care company	0.11%	221,429	(4)	350,000	7,750	(342,250)
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	—	(6,625)
Total Non-Affiliated Securities		16.31%			2,068,116	1,130,606	(937,510)
Total Securities		100.00%			$7,622,228	$6,933,991	$(688,237)

———————

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)

Restricted shares - illiquid securities; total illiquid securities of $6,777,825 make up 210.66% of total net assets as of January 31, 2008

(3)

Private company - valued by the Board of Directors

(4)

Unrestricted shares - liquid securities

(5)

Private company -valued by an independent third-party

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING JANUARY 31, 2008 AND 2007

(UNAUDITED)

	For the Three Months Ending January 31, 2008	For the Three Months Ending January 31, 2007	For the Nine Months Ending January 31, 2008	For the Nine Months Ending January 31, 2007
INCOME
Management services
Non-affililiates	$400,375	$—	$1,088,875	$406,100
Affiliates	—	877,055	197,255	1,933,910
Total Management Services	400,375	877,055	1,286,130	2,340,010

Interest income	2,930	1,916	8,179	20,251
Accounting services
Non-affililiates	—	11,000	35,000	20,000
Affiliates	9,000	9,000	6,400	30,000
Total Accounting Services	9,000	20,000	41,400	50,000
	412,305	898,971	1,335,709	2,410,261
COST AND EXPENSE
Bad debt	—	—	6,000	543
Depreciation	475	475	1,425	1,424
Dues and subscriptions	640	—	2,017	—
Fees and commissions	—	3,639	3,220	17,577
Insurance	16,104	17,794	56,480	55,306
Interest expense	8,059	9,045	28,411	18,082
License and permits	—	75	—	75
Marketing	—	8,190	—	20,779
Merger costs	—	—	—	—
Miscellaneous general and administrative	1,090	—	3,906	—
Office expenses and supplies	2,685	777	5,333	2,388
Payroll and payroll taxes	28,416	159,908	80,450	581,732
Postage, delivery and shipping	1,321	1,236	3,498	3,091
Professional fees	132,625	152,271	726,618	849,017
Rent	4,200	4,200	12,600	12,600
Taxes - Other	6,000	—	6,034	4,814
Telephone	1,243	1,418	3,875	3,582
Travel and entertainment	6,760	1,977	15,909	32,030
Utilities	921	809	2,134	2,493
	210,539	361,814	957,910	1,605,533
INCOME (LOSS) FROM OPERATIONS	201,766	537,157	377,799	804,728
OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	—	—	—	343,924
Interest expense	(6,575)	—	(19,725)	—
Loss on sale of portfolio stock	(205,038)	—	(395,677)	—
Unrealized appreciation (depreciation) on investments	(264,731)	(872,414)	(1,073,305)	(476,570)
Income tax benefit (provision)	1,000	119,300	85,000	(267,200)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(273,578)	$(215,957)	$(1,025,908)	$404,882

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING JANUARY 31, 2008 AND 2007

(UNAUDITED)

	For the Nine Months Ending January 31, 2008	For the Nine Months Ending January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(1,025,908)	$404,882
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	—	(150,000)
Gain on dividend of portfolio stock	—	(343,924)
Stock (received) granted for interest	15,144	(13,888)
Loss on sale of portfolio stock	395,677	—
Investment securities received in exchange for management svcs	(1,286,130)	(2,340,010)
Depreciation expense	1,425	1,424
Stock based compensation expense	7,002	185,612
Stock options granted for operating expense	—	447,000
Net unrealized (appreciation) depreciation on investments	1,073,305	476,570
Deferred income taxes	122,000	57,400
Income taxes	(206,000)	209,800
(Increase) decrease in assets
Notes receivable	(8,179)	—
Due from portfolio companies	3,773	(51,932)
Miscellaneous receivables	11,895	(12,502)
Due from affiliates	(8,220)	(11,593)
Prepaid expenses	29,989	2,386
Increase (decrease) in liabilities
Accounts payable	64,438	40,407
Accrued interest	19,725	—
Accrued expenses	(3,115)	453,711
Net cash used in operating activities	(793,179)	(644,657)
CASH FLOWS FROM INVESTING ACTIVITIES
Gross proceeds from sale of investments	567,409	—
Loan for notes receivable	(25,000)	(55,000)
Net cash used in investing activities	542,409	(55,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	146,000	50,000
Proceeds from issuance of debt	—	425,000
Repayment of subscription payable	—	(100,000)
Proceeds of issuance from common stock	—	241,280
Net cash provided by financing activities	146,000	616,280
NET DECREASE IN CASH AND CASH EQUIVALENTS	(104,770)	(83,377)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	110,739	84,272
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,969	$895

NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable for issuance of stock options	$—	$813,888
Conversion of notes payable to equity	$150,000	$—
Securities received for deferred revenue	$2,958,500	$2,300,000
Fin 48 for penalties and interest	$26,300	$—

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, as filed with the Securities and Exchange Commission.  The interim operating results for the nine months ended January 31, 2008 are not necessarily indicative of operating results expected for the full year.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at January 31, 2008:

	Business	% of Portfolio	Number of Shares Held at January 31, 2008		Cost	Value at January 31, 2008	Unrealized Gain / (Loss)
Affiliated Securities (1)
Extreme Visual Technologies, Inc. (3)	Develops unique graphics imaging technologies	28.84%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113
Vystar Corporation (5)	Natural rubber latex products	28.84%	1,000,000	(2)	2,000,000	2,000,000	—
Warrants to purchase 500,000 shares of Vystart Corporation (5) expiring January 31, 2013	Natural rubber latex products	4.11%	500,000	(2)	285,000	285,000	—
Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	14.42%	2,000,000	(2)	1,000,000	1,000,000	—
SIVOO, Inc.	High speed internet	3.69%	800,000	(2)	385,000	256,000	(129,000)
	media	1.76%	304,401	(4)	68,600	121,760	53,160
Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		1.23%	250,000	(2)	—	85,000	85,000
150,000 warrants expiring November 14, 2011		0.78%	150,000	(2)	—	54,000	54,000
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	—
Total Affiliated Securities		83.69%			5,554,112	5,803,385	249,273
Non-affiliated Securities
Lightwave Logic, Inc., formerly Third-Order	Plastics engineering	9.11%	1,000,000	(2)	580,000	632,000	52,000
Nanotechnologies, Inc.		0.15%	12,912	(4)	37,703	10,200	(27,503)
Warrants to purchase 500,000 shares of Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc., expiring March 1, 2012	Plastics engineering	5.67%	500,000	(2)	348,000	393,000	45,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales	0.45%	650,000	(2)	396,500	31,200	(365,300)
	and installation	0.07%	75,844	(4)	52,288	4,551	(47,737)
Warrants to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc.(3) expiring July, 2012	Home theater sales and installation	0.58%	500,000	(2)	277,000	40,000	(237,000)
Neptune Industries, Inc.	Seafood production	0.17%	47,619	(4)	20,000	11,905	(8,095)
Gelstat Corporation	Consumer health care company	0.11%	221,429	(4)	350,000	7,750	(342,250)
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	—	(6,625)
Total Non-Affiliated Securities		16.31%			2,068,116	1,130,606	(937,510)
Total Securities		100.00%			$7,622,228	$6,933,991	$(688,237)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on May 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $26,300 addition to the May 1, 2007 balance of net assets.  A

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  The Company had $26,300 accrued at May 1, 2007 for the payment of any such interest and penalties.

Tax years from 2005 (initial tax year) through 2007 remain subject to examination by major tax jurisdictions.

The income tax expense (benefit) for the nine months ended January 31, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective rate differs from the U.S. Statuatory rate primarily due to the change in the valuation allowance to unrealized losses.

The components of deferred tax (assets) liabilities are as follows:

January 31, 2008
Deferred tax (asset) liability
Deferred charges	$(90,500)
Deferred revenue	106,100
Unrealized loss on investments	(269,400)
Capital loss carryforward	(276,700)
Stock-based compensation	(77,500)
Other	(2,000)

Total	(610,000)

Less: Valuation allowance	349,000

Total deferred tax (asset) liability	$(261,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES (CONTINUED)

At January 31, 2008, the Company had a capital loss carryforward of approximately $696,000 which if not used will expire in 2012.

NOTE 4 – PREPAID EXPENSES`

In April 2007, the Company entered into various contracts for investor relation fees and insurance.  The fees are amortized over the life of each contract, through March 2008.  The remaining balance at January 31, 2008 is $11,177.

NOTE 5 – DUE FROM AFFILIATES

Due from affiliates consist of the following:

January 31, 2008
Due from BF Acquisition Group V, Inc	48,459

Total	$48,459

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

The deferred revenue represents unearned management fee income. Income is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract. In accordance with EITF 96-18, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date). Warrants are valued using the Black-Scholes method.  Deferred revenue consists of the following:

January 31, 2008

Non-Affiliates
Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc.,
("LWLG") - One year contract - received 1,000,000 shares of LWLG common stock for services per one year contract dated February 2007, valued at $580,000, fair value and amortized over the life of the contract.	$48,333

Received a warrant to purchase 500,000 shares of LWLG common stock for payment of services per one year contract dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.	29,000

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	165,206

Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	115,419

Total Non-Affiliates	357,958

Affiliates
Vystar Corporation ("Vystar")
Received 1,000,000 shares of Vystar common stock for payment of services per one year contract dated January 2008, valued at $2,000,000, fair value.	2,000,000

Received a warrant to purchase 500,000 shares of Vystar common stock for payment of services per one year contract dated January 2008, valued at $285,000, fair value.	285,000

Total Affiliates	2,285,000

Total Deferred Revenue	$2,642,958

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consist of:

	For the Three Months Ended January 31, 2008	For the Three Months Ended January 31, 2007	For the Nine Months Ended January 31, 2008	For the Nine Months Ended January 31, 2007
Non-Affiliates
Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc.,
("LWLG") - One year contract - Received 200,000 shares of	$—	$—	$—	$106,100
LWLG common stock for payment of services per one year contract dated June 2005, valued at $584,000, fair value and amortized over the life of the contract.
Received 1,000,000 shares of LWLG common stock for payment of services per one year contract dated February 2007, valued at $580,000, fair value and amortized over the life of the contract.	145,000	—	435,000	—
Received a warrant to purchase 500,000 shares of LWLG common stock for payment of services per one year contract dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.	87,000	—	261,000	—
Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 300,000 shares of TXEG common stock for payment of services rendered June 2006, valued at $300,000, fair value.	—	—	—	300,000
Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	99,126	—	231,294	—
Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	69,249	—	161,581	—
Total Non-Affiliates	400,375	—	1,088,875	406,100
Affiliates
Accelapure Corporation ("ACP)
Received 1,000,000 shares of ACP common stock for payment of services per a two year contract dated December 2005, valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in business and the contract was voided	—	125,000	—	375,000
Extreme Visual Technologies, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	—	252,055	197,255	558,910
Creative Energy Solutions, Inc. ("CES")
Received 1,000,000 shares of CES common stock for payment of services per a six month contract dated August 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	—	500,000	—	1,000,000
Total Affiliates	—	877,055	197,255	1,933,910
Total Management Services Revenue	$400,375	$877,055	$1,286,130	$2,340,010

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

January 31, 2008

Note payable. Interest accrued at the prime rate of interest, 8.25% at January 31, 2008
Principal and interest are payable on demand	$275,000

NOTE 8 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms.

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

During the nine months ending January 31, 2008, the Company’s net income was approximately $7,002 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of January 31, 2008, there was approximately $12,052 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2009.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding
	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Expired	(60,000)	$—	$—

Outstanding, January 31, 2008	125,000	$2.00	$2.00

Exercisable, January 31, 2008	118,324	$2.00	$2.00

	Stock Options Outstanding
Rance of Exercise Prices	Number Outstanding Currently Exercisable at October 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable
$ 2.00	118,324	1.33 years	$ 2.00

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CONTINGENCY (CONTINUED)

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova filed a lawsuit in Philadelphia County, Court of Common Pleas.  Ronald R. Genova is the Plaintiff. Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc. (LWLG), PSI-TEC Holdings, Inc (PSI-TEC) and Universal Capital Management (UCM) are each a Defendant.

Ronald R. Genova (“Genova”) served as a consultant and then as the interim chief executive officer of LWLG. LWLG terminated Genova effective February 28, 2007. On March 26, 2007 LWLG paid Genova $9,806, which LWLG determined was the full amount LWLG owed Genova. Genova sued, claiming he was owed an additional $84,650 plus interest for unpaid consulting fees in the amount of $32,516, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,135. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs.

Genova included the UCM as a co-defendant because he believes that the UCM is a venture partner of LWLG and PSI-TEC, provides management advisory services to LWLG and PSI-TEC and exercises control over financial decisions made by LWLG and PSI-TEC.  UCM does provide management advisory services to TDON, but is neither a venture partner nor exercises control over financial decisions to either LWLG or PSI-TEC.

The Company has filed a motion to dismiss the charges and is waiting for a response from the courts.

NOTE 11 – FINANCIAL HIGHLIGHTS

January 31, 2008

Per Share Operating Performance
Net asset value, beginning of period	$0.75

Income from operations, net of taxes	0.04
Unrealized depreciation on investment, net of taxes	(0.11)
Gain on property dividend, net of taxes	—
Loss on sale of stock	(0.04)
0.64
Add capital share transactions	0.03

Net asset value, end of period	$0.57

Total Return	-55.86%

Average Net Assets as a percentage of:
Expenses	35.56%
Management income	49.58%

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended January 31, 2008	At the Year Ended April 30, 2007
TOTAL ASSETS	$7,426,001	$6,736,345
NET ASSETS	$3,217,402	$4,097,464
NET ASSET VALUE PER SHARE	$0.57	$0.75
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(1,073,305)	$(406,953)

The changes in total assets, net assets and net asset value per share for the nine months ended January 31, 2008 were primarily attributable to:

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.79 to $0.34 per share during the nine months ended January 31, 2008.  The Company sold 260,000 shares of SIVOO for a sales price of $99,400 with a cost of $72,500 for a realized gain of $26,900.  The Company’s investment in SIVOO common stock had a net unrealized depreciation of $706,201 for the nine months ended January 31, 2008.  The Company’s investment in SIVOO warrants were valued at $139,000 at January 31, 2008 compared to $308,000 at April 30, 2007 for a net unrealized depreciation of $169,000 for the nine months ended January 31, 2008.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.61 to $0.05 per share during the nine months ended January 31, 2008.  During the nine months ended January 31, 2008, the Company sold 500,000 shares a sales price of $324,000 with a cost of $344,290 resulting in a realized loss of $20,290.  A warrant was received in July 2007 and had a value of $40,000 at January 31, 2008 compared to $277,000 at the time of issuance for a net unrealized depreciation of $237,000.  During July 2007, 650,000 shares of common stock were acquired for a services valued at $396,500.  The Company’s investment in TXEG common stock had a net unrealized depreciation of $315,570 for the nine months ended January 31, 2008.

•

Lightwave Logic, Inc. (“LWLG”), formerly Third-Order Nanotechnologies, Inc., average valuation on restricted and unrestricted shares decreased from $0.68 to $0.63 per share during the nine months ended January 31, 2008.  During the nine months ended January 31, 2008, The Company sold 187,088 shares for a sales price of $144,010 with a cost of $546,297 for a realized loss of $402,287.  The Company’s investment in LWLG common stock had a net unrealized depreciation of $173,800 for the nine months ended January 31, 2008.  The Company’s investment in LWLG warrants were valued at $393,000 at January 31, 2008 compared to $415,000 at April 30, 2007, for a net unrealized depreciation of $22,000 for the nine months ended January 31, 2008.

•

The Company entered into a management contract with a new portfolio company, Vystar Corporation on January 31, 2008.  In exchange for management services, the Company received 1,000,000 shares of Vystar Corporation common stock for a value of $2,000,000.  In addition, the Company received a warrant to purchase 500,000 shares of Vystar common stock for a value of $285,000.

•

Gelstat Corporation (“GSAC”) average valuation on restricted and unrestricted shares decreased from $0.07 to $0.035 per share during the nine months ended January 31, 2008.  The Company’s investment in GSAC common stock has a net unrealized depreciation of $7,750 for the nine months ended January 31, 2008.

•

Neptune Industries (“NPDI”) average valuation on restricted and unrestricted shares decreased from $0.43 to $0.25 per share during the nine months ended January 31, 2008.  The Company’s investment in NPDI common stock has a net unrealized depreciation of $8,571 for the nine months ended January 31, 2008

•

The decrease in cash of $104,770.

•

The increase in accounts payable and accrued expenses of $26,576.

•

The decrease in deferred tax asset of $122,000.

•

The advances from shareholders of $146,000.

•

The increase in deferred revenue of approximately $1,672,370, which is due mainly to an increase in deferred revenue of $2,958,500 ($2,285,000 for Vystar Corporation, which the Company is to earn over a twelve month period beginning February 1, 2008 and $673,500 for Theater Xtreme Entertainment Group, Inc., which the Company is to earn over a twelve month period beginning July 1, 2007) offset by $1,286,130 ($696,000 for Third-Order Nanotechnologies, Inc., $392,875 for Theater Xtreme Entertainment Group, Inc. and $197,255 for Extreme Visual Technologies, Inc.) which was earned.

•

The decrease in current income taxes payable of approximately $206,000.

•

The addition to Net Capital of $145,846 which consists of conversion of notes payable in the amount of $165,144 and share-based compensation expense of $7,002, offset by an adjustment for FIN 48 of ($26,300).

The Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of the Company’s portfolio securities, as well as the acquisition and sale of shares during the period. For example, the Company suffered an unrealized loss of ($706,200) on its common stock holdings of SIVOO Holdings, Inc. for the nine months ended January 31, 2008 as a result of a decline in the value of the portfolio shares from $0.79 to $0.34 per share during such time period and the sale of 260,000 shares of common stock.   By contrast the Company enjoyed an unrealized gain of $557,861 on its holdings of SIVOO Holdings, Inc. for the year ended April 30, 2007 due to an increase in the value of the portfolio shares from $0.39 to $0.79 per share during such time period.

The Company had unrealized depreciation of $1,073,305 at January 31, 2008 compared to unrealized depreciation of $476,570 at January 31, 2007 and unrealized depreciation of $406,953 at April 30, 2007.

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

At January 31, 2008, $6,933,991 or 93.4% of the Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $688,237. A deferred tax asset on account of unrealized losses has been estimated at approximately $269,400.  At January 31, 2008, the Company’s holdings of Vystar Corporation, Extreme Visual Technologies, Inc., Creative Energy Solutions, Inc., and Third-Order Nanotechnologies, Inc. were valued at $2,000,000, $2,000,000, $1,000,000 and $1,035,200 respectively, which represented in the aggregate approximately 87% of the total Company portfolio at that date.

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

Nine months ended January 31, 2008 compared to the nine months ended January 31, 2007

For the three months ended January 31, 2008 the Company had revenue for services in the amount of $412,305 compared to $898,971 for the three months ended January 31, 2007. During the three months ended January 31, 2008 97.1% of the Company’s revenue for services was received in the form of equity securities compared to 97.6% for the three months ended January 31, 2007.

Total operating expenses for the three months ended January 31, 2008 were $210,539, the principal components of which were professional fees of $132,625, consisting primarily of $52,000 investor relations expense, approximately $59,000 legal expense and approximately $16,700 audit fees, payroll of $28,416 (which includes $2,334 of share based compensation expense), $16,104 of insurance expense and $8,059 of interest expense. By comparison, total operating expenses for the three months ended January 31, 2007 were $361,814, the principal components of which were payroll of $159,908, professional fees of $152,271, insurance of $17,794, interest of $9,045 and marketing of $8,190.

The Company realized a gain from operations of $201,766 for the three months ended January 31, 2008 compared to a gain from operations of $537,157 for the three months ended January 31, 2007.

Nine months ended January 31, 2008 compared to the nine months ended January 31, 2007

For the nine months ended January 31, 2008 the Company had revenue for services in the amount of $1,335,709 compared to $2,410,261 for the nine months ended January 31, 2007. During the nine months ended January 31, 2008 96.3% of the Company’s revenue for services was received in the form of equity securities compared to 97.1% for the nine months ended January 31, 2007.

Total operating expenses for the nine months ended January 31, 2008 were $957,910, the principal components of which were professional fees of $726,618, consisting primarily of $509,472 investor relations expense, approximately $150,988 legal expense and approximately $45,755 audit fees and accounting fees, payroll of $80,450 (which includes $7,002 of share based compensation expense), $56,480 of insurance expense and $28,411 of interest expense. By comparison, total operating expenses for the nine months ended January 31, 2007 were $1,605,533, the principal components of which were payroll of $581,732, professional fees of $849,017, insurance of $55,306 and travel and entertainment of $32,030.

The Company realized a gain from operations of $377,799 for the nine months ended January 31, 2008 compared to a gain from operations of $804,728 for the nine months ended January 31, 2007.

Liquidity and Capital Resources

From inception, the Company has relied for liquidity on the infusion of capital through capital share transactions.  The Company only had approximately $6,000 of cash at January 31, 2008.  Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. The Company issued  $425,000 in 8.25% promissory notes, of which $150,000 has been converted by the note holders to equity, and it has also received $296,000 in advances from a shareholder. There is no assurance that the Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), the Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

On October 31, 2007, we authorized a $487,500 private offering of our common stock.  Pursuant to the terms of this  offering, a total of 650,000 shares of common stock were  offered at $0.75 per share. The shares were offered for cash, except that holders of outstanding Company promissory notes could have elected to receive shares in this offering in conversion of the principal balance and accrued interest under such promissory notes. The $150,000 in promissory notes described above were converted pursuant to this offering. This offering has since been closed.

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

PART II – OTHER INFORMATION

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

During the third and fourth calendar quarters of 2006, the Company issued $425,000 in 8.25% promissory notes to eight accredited investors. During the period covered by this report, the Company offered the promissory note holders the opportunity to convert the promissory notes to shares of Company common stock, whereby $150,000 of the promissory notes, plus accrued interest thereon, was converted into _________ shares of our common stock at the conversion price of $0.75 per share. The Company relied on Section 4(2) of the Securities Act for these transactions. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

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

Universal Capital Management, Inc.

March 24, 2008	By:	/s/ Michael D. Queen
Michael D. Queen, President

March 24, 2008	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer
(Principal Financial Officer)