Form 10-Q/A
period 2008-01-31
Universal Capital Management, Inc.
filed 2008-03-25
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q/A

(AMENDMENT NO. 1)

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

i

EXPLANATORY NOTE

This Quarterly Report on Form10-Q/A Amendment No. 1 dated March 25, 2008 replaces in it entirety the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2008 filed by Universal Capital Management, Inc. with the Securities and Exchange Commission on March 24, 2008.

ii

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDING JANUARY 31, 2008

For the Nine Months Ending January 31, 2008

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,025,908)

CAPITAL SHARE TRANSACTIONS
Conversion of notes payable to equity	165,144
Share-based compensation expense	7,002

TOTAL DECREASE	(853,762)

NET ASSETS, BEGINNING OF PERIOD	4,097,464

ADJUSTMENT FOR FIN 48	(26,300)

NET ASSETS, BEGINNING OF PERIOD - ADJUSTED	4,071,164

NET ASSETS, END OF PERIOD	$3,217,402

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at January 31, 2008:

	Business	% of Portfolio	Number of Shares Held at January 31, 2008		Cost	Value at January 31, 2008	Unrealized Gain / (Loss)
Affiliated Securities (1)
Extreme Visual Technologies, Inc. (3)	Develops unique graphics imaging technologies	28.84%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113
Vystar Corporation (5)	Natural rubber latex products	28.84%	1,000,000	(2)	2,000,000	2,000,000	—
Warrants to purchase 500,000 shares of Vystar Corporation (5) expiring January 31, 2013	Natural rubber latex products	4.11%	500,000	(2)	285,000	285,000	—
Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	14.42%	2,000,000	(2)	1,000,000	1,000,000	—
SIVOO, Inc.	High speed internet	3.69%	800,000	(2)	385,000	256,000	(129,000)
	media	1.76%	304,401	(4)	68,600	121,760	53,160
Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		1.23%	250,000	(2)	—	85,000	85,000
150,000 warrants expiring November 14, 2011		0.78%	150,000	(2)	—	54,000	54,000
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	—
Total Affiliated Securities		83.69%			5,554,112	5,803,385	249,273
Non-affiliated Securities
Lightwave Logic, Inc., formerly Third-Order	Plastics engineering	9.11%	1,000,000	(2)	580,000	632,000	52,000
Nanotechnologies, Inc.		0.15%	12,912	(4)	37,703	10,200	(27,503)
Warrants to purchase 500,000 shares of Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc., expiring March 1, 2012	Plastics engineering	5.67%	500,000	(2)	348,000	393,000	45,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales	0.45%	650,000	(2)	396,500	31,200	(365,300)
	and installation	0.07%	75,844	(4)	52,288	4,551	(47,737)
Warrants to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc.(3) expiring July, 2012	Home theater sales and installation	0.58%	500,000	(2)	277,000	40,000	(237,000)
Neptune Industries, Inc.	Seafood production	0.17%	47,619	(4)	20,000	11,905	(8,095)
Gelstat Corporation	Consumer health care company	0.11%	221,429	(4)	350,000	7,750	(342,250)
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	—	(6,625)
Total Non-Affiliated Securities		16.31%			2,068,116	1,130,606	(937,510)
Total Securities		100.00%			$7,622,228	$6,933,991	$(688,237)

(1) Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company"

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

Item 4

Controls and Procedures.

As of the end on the period covered by this Quarterly Report on Form 10-Q/A an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q/A.

There were no changes that occurred during the fiscal quarter ended October 31, 2007 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

During the third and fourth calendar quarters of 2006, the Company issued $425,000 in 8.25% promissory notes to eight accredited investors. During the period covered by this report, the Company offered the promissory note holders the opportunity to convert the promissory notes to shares of Company common stock, whereby $150,000 of the promissory notes, plus accrued interest thereon, was converted into 220,190 shares of our common stock at the conversion price of $0.75 per share. The Company relied on Section 4(2) of the Securities Act for these transactions. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

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

Universal Capital Management, Inc.

March 25, 2008	By:	/s/ Michael D. Queen
Michael D. Queen, President

March 25, 2008	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer
(Principal Financial Officer)