Form 10-K/A
period 2007-04-30
Universal Capital Management, Inc.
filed 2008-03-27
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

As of March 20, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,515,012. Such aggregate market value was computed by reference to the closing price for the registrant’s common stock on the OTC Bulletin Board on that date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of March 24, 2008 was 5,734,954.

Table of Contents

Page
Explanatory Note
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

19

Item 8.     Financial Statements and Supplementary Data.

20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

41

Item 9A.  Controls and Procedures.

41

Item 9B.  Other Information.

41

PART III

Item 10.   Directors and Executive Officers and Corporate Governance.

42

Item 11.   Executive Compensation.

42

Item 12.   Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

42

Item 13.   Certain Relationships and Related Transactions.

42

Item 14.   Principal Accountant Fees and Services.

42

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

43

i

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”, “our” or “we”) filed an Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Annual Report”) with the Securities and Exchange Commission (“SEC”) on July 31, 2007. On February 14, 2008, management concluded that the audited Statements of Assets and Liabilities, Schedule of Investments, Statements of Operations for the Years Ended April 30, 2007 and 2006 and For the Period August 16, 2004 (Date of Inception) To April 30, 2005, Statements of Changes In Net Assets For the Years Ended April 30, 2007 and 2006 and For the Period August 16, 2004 (Date of Inception) To April 30, 2005, Statements of Cash Flows for Statements of Cash Flows for the Years Ended April 30, 2007 and 2006 And For The Period August 16, 2004 (Date Of Inception) To April 30, 2005, and Notes 2-8, and 14 of Notes To Financial Statements, as presented in the Annual Report, contained errors and need to be restated.

As more fully described in Note 2 of Notes to Financial Statements, the following adjustments have been made in the restated financial statements contained in this Amendment No. 1 to the Annual Report:

The accompanying April 30, 2007 financial statements have been restated to correct an error in the income tax provision, record interest and penalties on the tax liability and record warrants received for management services. The total effect of the restatement was that the net increase in net assets resulting from operations decreased from $332,512 to $50,512, for a total decrease of $282,000 and the equivalent per share value decreased from $0.81 per share to $0.75 per share.

A warrant was received for management services and was not recognized as income for the year ending April 30, 2007. The effect of this restatement was an increase in deferred revenue of $290,000, an increase in management service income of $58,000 and a reduction in unrealized appreciation on investments of $348,000. Accrued expenses increased by $76,000 due to the accrual of interest and penalties for the year ending April 30, 2007. The tax effect of the restatement was a decrease to the income tax provision of $84,000, an increase to current income taxes payable of $349,000 and an increase in the deferred income tax asset by $433,000.

In addition to restating the financial statements contained in Part II Item 8 of this Amendment No. 1, we have revised Part I Item 1 - Determination of Net Asset Value, Part I Item 1 – Taxation, Part 1 Item 1A - Risk Factor Numbers 1 and 6, Part II, Item 6 - Selected Financial Data, and Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations, to reflect the changes made in the restatement, and included Part II, Item 6 “Exhibits” to reflect the filing of currently dated certifications of our principal executive officer and our principal financial and accounting officer.

This Amendment No. 1 continues to speak as of the date of the Annual Report, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Annual Report, or modified or updated those disclosures in any way, other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report on July 31, 2007, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

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

The net asset value and net asset value per share of the Company at the end of each fiscal quarter was as follows:

Date	Net Asset Value	Net Asset Value Per Share

April 30, 2007	$4,097,464	$0.75
January 31, 2007	$3,873,969	$0.71
October 31, 2006	$4,052,654	$0.75
July 31, 2006	$2,426,652	$0.45
April 30, 2006	$2,243,790	$0.46
January 31, 2006	$2,304,214	$0.48
October 31, 2005	$2,164,418	$0.43
July 31, 2005	$1,921,122	$0.39

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

At April 30, 2007, the Company has taxable income of $1,547,370, which is the current year taxable income of $1,912,139 offset by net operating loss carryforwards of $364,769. The Company has accrued $665,000 for the current tax liability.

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

Item 1A.

Risk Factors

The purchase of shares of capital stock of the Company involves many risks. A prospective investor should carefully consider the following factors before making a decision to purchase any such shares:

The Company's cash expenses are very large relative to its cash resources and cash flow which requires the Company continually to sell new shares or shares of portfolio companies. As of April 30, 2007, the Company had cash resources of $110,739. In the year ended April 30, 2007 the Company had revenues of $3,294,637, virtually all of which were received in the form of shares or warrants of portfolio companies. Consequently, the Company has been required either to sell new shares of Company common stock or shares of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments. This practice is likely to continue in the fiscal year ending April 30, 2008 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, there is no assurance that the Company will be able to find investors willing to purchase new Company shares or shares of portfolio companies at a price and on terms acceptable to the Company, in which case, the Company could deplete its cash resources. See, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources.”

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

The Company common stock trades at a substantial premium to net asset value. Although the Company's net asset value was $0.75 per share at April 30, 2007, See Item 1, “Business – Determination of Net Asset Value,” the Company's common stock has been trading at prices of between $1.01 and $4.40 per share for the period May 1, 2006 through April 30, 2007. (The last sales price on July 15, 2007 was $1.01.) Purchasers of Company common stock might find that the price of a share of common stock may decline until the premium between the stock price and net asset value is reduced or disappears.

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

The Company has a limited operating history. The Company was organized in the summer of 2004 for the sole purposes described in this Annual Report on Form 10-K/A and has only a brief history of operations. As a result, the Company's size is small and its operating expenses are high relative to its assets. Moreover, the Company is not as well known as many of its competitors because of its limited operating history. This fact, in turn, may prevent the Company from learning about worthwhile investment opportunities.

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

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K/A. The following selected information is taken from those financial statements:

	Fiscal Year Ended April 30, 2007	Fiscal Year Ended April 30, 2006	Period from August 16, 2004 (Inception Date) to April 30, 2005

Net Sales	$3,294,637	$894,745	$211,250
Gross Profits(a)	$3,294,637	$894,745	$211,250
Profit/(Loss)(b)	$1,047,883	$(96,057)	$(524,813)
Net Increase (Decrease) in Net Assets	$50,512	$(887,513)	$990,663
Profit/(Loss) Per Share(b)	$0.19	$(0.02)	$(0.11)
Net Increase (Decrease) in Net Assets Per Share	$0.01	$(0.18)	$0.21

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ended April 30, 2007	At and for the Year Ended April 30, 2006
TOTAL ASSETS	$6,736,345	$3,546,337
NET ASSETS	$4,097,464	$2,243,790
NET ASSET VALUE PER SHARE	$0.75	$0.46
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(406,953)	($1,376,456)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2007 were primarily attributable to:

•

The net unrealized (depreciation) on investments of ($406,953) mainly due to a decrease in the value of the shares of Third-Order Nanotechnologies, Inc., Theater Xtreme Entertainment Group, Inc., and Gelstat Corporation offset in part by an increase in the value of the shares of SIVOO Holdings, Inc. and Neptune Industries, Inc.

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

•

The increase in accounts payable and accrued expenses of approximately $665,000.

•

The increase in current income taxes payable of $316,000.

•

The increase in notes payable of $425,000.

•

The advances from shareholder of $150,000.

•

The decrease in subscription payable of $100,000.

•

The decrease in deferred revenue of approximately $31,000 which is due mainly to an increase of deferred revenue of $2,928,000 (Extreme Visual Technologies, Inc. of $1,000,000 which the Company is to earn over a twelve month period beginning July 12, 2006, the increase in deferred revenue for Creative Energy Solutions, Inc. of $1,000,000 which the Company earned over a six month period beginning August 1, 2006 and the increase in deferred revenue for Third-Order Nanotechnologies, Inc. which the Company is to earn over a twelve month period beginning February 28, 2007 of $928,000), offset by a decrease in deferred revenue of approximately $2,064,000 ($1,000,000 for Creative Energy Solutions, Inc., $803,000 for Extreme Visual technologies, Inc. and $203,000 for Third-Order Nanotechnologies, Inc.) which was earned and $833,000 for Accelapure Corporation which shares were sold.

•

The increase in the deferred tax asset of approximately $451,000.

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

The Company had cumulative unrealized appreciation of $385,067 at April 30, 2007 compared to cumulative unrealized appreciation of $792,020 at April 30, 2006.

At April 30, 2007 and April 30, 2006, $6,011,882 or 89.2% and $3,331,620 or 93.9% of the Company's assets, respectively, consisted of investments, of which net unrealized gains before the income tax effect were $385,067 and $792,020, respectively. Deferred taxes have been estimated at approximately $383,000 and ($68,000), respectively.

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

Year ended April 30, 2007 compared to the year ended April 30, 2006 and the period August 16, 2004 (date of inception) to April 30, 2005.

For the year ended April 30, 2007 the Company had revenue for services in the amount of $3,294,637 compared to $894,745 for the year ended April 30, 2006 and $211,250 for the period August 16, 2004 (date of inception) to April 30, 2005, 97% of the Company’s revenue for services was received in the form of equity securities for the year ended April 30, 2007 compared to 99% for the year ended April 30, 2006 and 100% for the period August 16, 2004 (date of inception) to April 30, 2005.

Total operating expenses for the year ended April 30, 2007 were $2,246,754 the principal components of which were professional fees of $1,279,295, of which $447,000 represents option expense, approximately $330,000 investor relations expense, approximately $300,000 legal expense, approximately $97,000 consulting expense and approximately $62,000 auditing and accounting expense. Additionally, principal components of operating expenses include $706,934 for payroll which includes $187,946 of share based compensation expense, $68,410 of insurance expense and $48,337 of travel and entertainment expense. By comparison, total operating expenses for the year ended April 30, 2006 were $990,802, the principal components of which were payroll of $508,632, professional fees of $240,640, insurance of $73,124 and travel and entertainment of $60,437 and for the period August 16, 2004 (date of inception) to April 30, 2005 total operating expenses were $736,063, the principal components of which were payroll of $232,478, merger costs of $281,410 and professional fees of $139,271.

The Company realized a profit from operations of $1,047,883 for the year ended April 30, 2007 compared to a loss from operations of ($96,057) for the year ended April 30, 2006 and a loss from operations of ($524, 813) for the period August 16, 2004 (date of inception) to April 30, 2005.

The company had net cumulative unrealized appreciation of $385,067 at year end April 30, 2007 compared to cumulative unrealized appreciation of $792,020 at year end April 30, 2006 and $2,168,476 at the period ended August 16, 2004 (date of inception) to April 30, 2005.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public—market pricing and the risks inherent therein.

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

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share—based payments as of May 1, 2006.

As discussed in Note 2 to the financial statements, net income for the year ended April 30, 207 was reduced by $282,000 in order to correct an error in the income tax provision and to record the receipt of warrants for management services.  Accordingly, the 2007 financial statements have been restated.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

July 26, 2007, except for Note 2, for which

  the date is March 21, 2008

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

APRIL 30, 2007 AND 2006

	April 30, 2007	April 30, 2006
	(Restated)
ASSETS
Investments in securities, at fair value
Non-affiliates (cost: $2,285,203 and $1,537,975)	$1,618,296	$2,329,995
Affiliates (cost: $3,341,612 and $1,001,625)	4,393,586	1,001,625
Total Investments in Securities	6,011,882	3,331,620
Cash and cash equivalents	110,739	84,272
Receivables
Notes receivable – non-affiliates	107,272	75,000
Receivables – non-affiliates	18,773	-
Due from non-affiliates	13,895	11,795
Due from affiliates	40,239	24,646
Interest receivable – non-affiliates	-	78
Total Receivables	180,179	111,519
Prepaid expenses	41,166	7,648
Property and equipment, net	8,279	10,178
Deferred tax asset	383,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$6,736,345	$3,546,337
LIABILITIES
LIABILITIES
Accounts payable	$314,431	$195,114
Accrued expenses	113,862	-
Current income taxes payable	665,000	-
Advances from shareholder	150,000	-
Subscription payable	-	100,000
Notes payable	425,000	-
Deferred revenue
Non-affiliates	773,333	106,100
Affiliates	197,255	833,333
Total Deferred Revenue	970,588	939,433
Deferred income taxes	-	68,000
TOTAL LIABILITIES	2,638,881	1,302,547

NET ASSETS	$4,097,464	$2,243,790
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	3,943,802	2,140,640
Distributable earnings	153,662	103,150

NET ASSETS	$4,097,464	$2,243,790
Equivalent per share value based on 5,438,274 shares of capital stock outstanding as of April 30, 2007 and 4,917,634 shares of capital stock outstanding as of April 30, 2006	$0.75	$0.46

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

APRIL 30, 2007

	Business	% of Portfolio	Number of Shares Held at April 30, 2007		Cost	Value at April 30, 2007	Unrealized Gain / (Loss)
							(Restated)
Affiliated Securities*
Extreme Visual Technologies, Inc. ***	Develops unique 3D graphics imaging technologies	33.27%	2,000,000	**	$1,813,887	$2,000,000	$186,113

SIVOO, Inc.	High speed video on demand ethnic	9.58%	800,000	**	385,000	576,000	191,000
	Internet media content	8.45%	564,401	***	141,100	507,961	366,861

Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed video on demand ethnic	3.16%			-	190,000	190,000
250,000 warrants expiring April 11, 2011	Internet media content	1.96%			-	118,000	118,000
150,000 warrants expiring November 14, 2011

Creative Energy Solutions, Inc. ***	Develops alternative energy technologies	16.63%	2,000,000	**	1,000,000	1,000,000	-

BF Acquisition Group V, Inc.	Inactive shell company	0.03%	100,000	**	1,625	1,625	-
Total Affiliated Securities		73.08%			3,341,612	4,393,586	1,051,974

Non-affiliated Securities
Third-Order Nanotechnologies, Inc.	Electro optical	11.31%	1,000,000	**	580,000	680,000	100,000
	Nanotechnology polymers	2.26%	200,000	****	584,000	136,000	(448,000)

Warrants to purchase 500,000 shares of	Electro optical	6.90%			348,000	415,000	67,000
Third-Order Nanotechnologies, Inc.	Nanotechnology polymers
expiring March 1, 2012

Theater Xtreme Entertainment Group, Inc.	Retail lifestyle home	5.84%	575,936	****	396,578	351,320	(45,258)
	theater sales and installation

Neptune Industries, Inc.	Seafood farming technology	0.34%	47,619	****	20,000	20,476	476

Gelstat Corporation	Homeopathic health care	0.26%	221,429	****	350,000	15,500	(334,500)

IPI Fundraising, Inc.	Sales and distribution of fundraising products	0.00%	575,000	****	6,625	-	(6,625)

Total Non-Affiliated Securities		26.92%			2,285,203	1,618,296	(666,907)
Total Securities		100.00%			$5,626,815	$6,011,882	$385,067

———————

*

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**

Restricted shares - illiquid securities; total illiquid securities of $4,980,625 make up 121.55% of total net assets as of April 30, 2007

***

Private company - valued by the Board of Directors

****

Unrestricted shares - liquid securities

*****

Private company – independently valued

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,	For the Year Ending April 30,	For the Period Ending April 30,
	2007	2006	2005
	(Restated)
INCOME
Management services
Non-affiliates	$560,767	$719,000	$211,250
Affiliates	2,636,079	166,667	—
Total Management Services	3,196,846	885,667	211,250

Interest income	22,791	78	—
Accounting services
Non-affiliates	36,000	—	—
Affiliates	39,000	9,000	—
Total Accounting Services	75,000	9,000	—
	3,294,637	894,745	211,250

COST AND EXPENSE
Bad debt	39,589	19,350	—
Depreciation	1,899	1,899	1,218
Dues and subscriptions	949	627	285
Fees and commissions	4,028	47,475	15,434
Insurance	68,410	73,124	23,592
Interest expense	25,659	3,222	197
License and permits	75	75	1,167
Marketing	—	400	9,297
Merger costs	—	—	281,410
Miscellaneous general and administrative	23,818	—	—
Office expenses and supplies	6,561	7,521	6,206
Payroll and payroll taxes	706,934	508,632	232,478
Postage, delivery and shipping	4,441	3,447	2,345
Professional fees	1,279,295	240,640	139,271
Rent	16,800	16,600	11,575
Taxes - Other	8,841	—	851
Telephone	7,964	3,365	2,139
Travel and entertainment	48,337	60,437	6,737
Utilities	3,154	3,988	1,861
	2,246,754	990,802	736,063

INCOME (LOSS) FROM OPERATIONS	1,047,883	(96,057)	(524,813)

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	343,924	—	—
Loss on sale of portfolio stock	(644,342)	—	—
Unrealized appreciation (depreciation) on investments	(406,953)	(1,376,456)	2,168,476
Penalties and interest	(76,000)	—	—
Income tax benefit (provision)	(214,000)	585,000	(653,000)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$50,512	$(887,513)	$990,663

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,	For the Year Ending April 30,	For the Period Ending April 30,
	2007	2006	2005
	(Restated)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$50,512	$(887,513)	$990,663

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	1,041,280	835,265	1,305,375
Share-based compensation expense	187,946	—	—
Stock options granted for operating expenses	447,000	—	—
Officers' deferred compensation contributed as capital	575,531	—	—
Dividend of portfolio stock	(448,595)	—	—

NET CAPITAL SHARE TRANSACTIONS	1,803,162	835,265	1,305,375

TOTAL INCREASE (DECREASE)	1,853,674	(52,248)	2,296,038

NET ASSETS, BEGINNING OF PERIOD	2,243,790	2,296,038	—

NET ASSETS, END OF PERIOD	$4,097,464	$2,243,790	$2,296,038

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

	For the Year Ending April 30,	For the Year Ending April 30,	For the Period Ending April 30,
	2007	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$50,512	$(887,513)	$990,663
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	39,589	19,350	—
Purchase of investment securities	(170,000)	—	(400,000)
Gain on dividend of portfolio stock	(343,924)	—	—
Gain on sale of portfolio stock	644,438	—	—
Stock received for interest	(13,888)	—	—
Investment securities received in exchange for management services	(3,196,846)	(885,667)	(211,250)
Issuance of common stock related to merger costs	—	—	281,410
Depreciation expense	1,899	1,899	1,218
Stock based compensation expense	187,946	—	—
Stock options granted for operating expense	447,000	—	—
Officers' deferred compensation contributed as capital	575,531
Net unrealized (appreciation) depreciation on investments	406,953	1,376,456	(2,168,476)
Current income taxes	665,000	(46,000)	—
Deferred income taxes	(451,000)	(539,000)	653,000
(Increase) decrease in assets
Notes receivable-non-affiliates	(2,272)	—	—
Due from portfolio companies	—	—	—
Miscellaneous receivables	(58,361)	7,745	(19,120)
Due from affiliates	(15,593)	(4,826)	(63,549)
Due from non-affiliates	(2,100)	(11,795)	—
Interest receivable	78	(78)
Prepaid expenses	(33,518)	1,723	(9,371)
Increase (decrease) in liabilities
Accounts payable	119,317	133,260	48,823
Accrued expenses	113,862	—	—
Net cash used in operating activities	(1,035,377)	(834,446)	(896,652)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	—	(13,295)
Lease deposit	—	—	(1,100)
Proceeds for sale of securities	390,564	—	—
Loans for notes receivable	(45,000)	(75,000)	—
Net cash provided by (used) in investing activities	345,564	(75,000)	(14,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	150,000	—	—
Proceeds from issuance of debt	425,000	—	—
Payment of subscription payable	(100,000)	—	—
Proceeds from issuance from common stock	241,280	835,265	1,069,500
Net cash provided by financing activities	716,280	835,265	1,069,500
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,467	(74,181)	158,453
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,272	158,453	—
CASH AND CASH EQUIVALENTS - END OF PERIOD	$110,739	$84,272	$158,453

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED APRIL 30, 2007 AND 2006 AND

FOR THE PERIOD AUGUST 16, 2004 (DATE OF INCEPTION) TO APRIL 30, 2005

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercise of stock options in exchange for investment services	$800,000	—	—
Securities received in exchange for deferred revenue	$3,228,000	1,825,100	—
Exchange of interest on note receivable for securities	$13,888	—	—
Exchange of note receivable for shares of portfolio company	$35,000	—	—
Exchange of services for shares of portfolio company	$36,000	—	—

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – RESTATEMENT

The accompanying April 30, 2007 financial statements have been restated to properly correct an error in the income tax provision, and record interest and penalties on the tax liability and properly record warrants received for management services.  The total effect of the restatement was that the net increase in net assets resulting from operations decreased from $332,512 to $50,512, for a total decrease of $282,000 and the equivalent per share value decreased from $0.81 per share to $0.75 per share.

A warrant to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. (“TDON”), valued at $348,000, fair value, was erroneously credited to unrealized appreciation instead of a credit to deferred revenue less the amount earned for the year.  This warrant was received on April 17, 2007, in connection with a one year management service agreement that was in effect as of February 28, 2007.  The warrant is to be recognized over the life of the agreement, which is one year.  The restatement reflects an increase in deferred revenue of $290,000, an increase in management service income of $58,000 and a reduction in unrealized appreciation on investments of $348,000.

In January 2008, the Company filed its 2006 tax return with a tax liability $349,000 higher than the current income tax payable at April 30, 2007.  Accrued expenses increased as a result of the penalties and interest expense of $76,000, due to this liability.  The current income taxes payable increased $349,000 due to the issuance by the IRS of Revenue Procedure Notice 2008-13.  This IRS Notice changed the way the Company recognizes revenue for tax purposes.  All deferred revenue that was previously unrecognized for tax purposes was now recognizable for tax purposes.

The effect of the restatement to correct these errors in the income tax provision was to decrease the income tax provision by $84,000, due to an increase in current income taxes payable by $349,000 and an increase in the deferred income tax asset by $433,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS

Portfolio Companies consist of the following at April 30, 2007:

	Business	% of Portfolio	Number of Shares Held at April 30, 2007		Cost	Value at April 30, 2007	Unrealized Gain / (Loss)
							(Restated)
Affiliated Securities*
Extreme Visual Technologies, Inc. ***	Develops unique 3D graphics imaging technologies	33.27%	2,000,000	**	$1,813,887	$2,000,000	$186,113

SIVOO, Inc.	High speed video on demand ethnic	9.58%	800,000	**	385,000	576,000	191,000
	Internet media content	8.45%	564,401	***	141,100	507,961	366,861

Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed video on demand ethnic	3.16%			-	190,000	190,000
250,000 warrants expiring April 11, 2011	Internet media content	1.96%			-	118,000	118,000
150,000 warrants expiring November 14, 2011

Creative Energy Solutions, Inc. ***	Develops alternative energy technologies	16.63%	2,000,000	**	1,000,000	1,000,000	-

BF Acquisition Group V, Inc.	Inactive shell company	0.03%	100,000	**	1,625	1,625	-
Total Affiliated Securities		73.08%			3,341,612	4,393,586	1,051,974

Non-affiliated Securities
Third-Order Nanotechnologies, Inc.	Electro optical	11.31%	1,000,000	**	580,000	680,000	100,000
	Nanotechnology polymers	2.26%	200,000	****	584,000	136,000	(448,000)

Warrants to purchase 500,000 shares of	Electro optical	6.90%			348,000	415,000	67,000
Third-Order Nanotechnologies, Inc.	Nanotechnology polymers
expiring March 1, 2012

Theater Xtreme Entertainment Group, Inc.	Retail lifestyle home	5.84%	575,936	****	396,578	351,320	(45,258)
	theater sales and installation

Neptune Industries, Inc.	Seafood farming technology	0.34%	47,619	****	20,000	20,476	476

Gelstat Corporation	Homeopathic health care	0.26%	221,429	****	350,000	15,500	(334,500)

IPI Fundraising, Inc.	Sales and distribution of fundraising products	0.00%	575,000	****	6,625	-	(6,625)

Total Non-Affiliated Securities		26.92%			2,285,203	1,618,296	(666,907)
Total Securities		100.00%			$5,626,815	$6,011,882	$385,067

———————

*

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**

Restricted shares - illiquid securities; total illiquid securities of $4,980,625 make up 121.55% of total net assets as of April 30, 2007

***

Private company - valued by the Board of Directors

****

Unrestricted shares - liquid securities

*****

Private company – independently valued

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS (CONTINUED)

Portfolio Companies consist of the following at April 30, 2006:

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at April 30, 2006		Cost	April 30, 2006	Gain / (Loss)

Affiliated Securities*
Accelapure Corporation*****		30.02%	1,000,000	**	$ 1,000,000	$ 1,000,000	$ -

BF Acquisition Group V, Inc.	Inactive shell company	0.05%	100,000	**	1,625	1,625	-

Total Affiliated Securities		30.06%			1,001,625	1,001,625	-

Non-affiliated Securities

Third-Order Nanotechnologies, Inc.******	Electro optical nanotechnology	36.13%	787,500	**	619,000	1,203,875	584,875
	polymers

Theater Xtreme Entertainment Group, Inc.	Retail lifestyle home theater sales	17.26%	575,000	**	201,250	575,000	373,750
	and electronics

SIVOO, Inc.******	High speed video on demand ethnic	14.81%	964,401	**	341,100	493,489	152,389
	Internet media content

Warrants to purchase 200,000 shares of SIVOO, Inc.******	High speed video on demand ethnic
200,000 warrants expiring April 11, 2011	Internet media content	0.00%			-	-	-

Gelstat Corporation	Homeopathic health care	1.23%	221,429	****	350,000	40,964	(309,036)

Neptune Industries, Inc.	Seafood farming technology	0.50%	47,619	****	20,000	16,667	(3,333)

IPI Fundraising, Inc.	Sales and distribution of	0.00%	575,000	****	6,625	-	(6,625)
	fundraising products

Total Non-Affiliated Securities		69.94%			1,537,975	2,329,995	792,020
Total Securities		100.00%			$ 2,539,600	$ 3,331,620	$ 792,020

———————

*

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

**

Restricted shares - illiquid securities; total illiquid securities of $3,273,989 make up 145.90% of total net assets as of April 30, 2006

***

Private company - valued by the Board of Directors

****

Unrestricted shares - liquid securities

*****

Private company

******

Formerly known as BroadRelay Holdings, Inc.

*******

Formerly known as PSI-TEC Holdings, Inc.

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation. As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The income tax expense (benefit) consists of the following:

	April 30,	April 30,	April 30,
	2007	2006	2005
	(Restated)
Income taxes at U.S. Federal Income Tax rate	$187,000	$(500,000)	$558,000
State income taxes, net of federal benefit	27,000	(85,000)	95,000
	$214,000	$(585,000)	$653,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES (CONTINUED)

The components of income tax expense (benefit) are as follows:

	April 30, 2007	April 30, 2006	April 30, 2005
	(Restated)
Current:
Federal	$526,000	$(124,000)	$(85,000)
State	139,000	(21,000)	(14,000)
Total Current	$665,000	$(145,000)	$(99,000)
Deferred:
Federal	$(386,000)	$(376,000)	$643,000
State	(65,000)	(64,000)	109,000
Total Deferred	$(451,000)	$(440,000)	$752,000
Total Income Taxes	$214,000	$(585,000)	$653,000

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2007	April 30, 2006	April 30, 2005
	(Restated)
Deferred tax (asset) liability
Deferred charges	$(7,600)	$(7,500)	$(600)
Net operating loss	-	(145,000)	-
Deferred charges	(88,500)	(96,300)	(110,600)
Deferred revenue	(270,500)	-	-
Unrealized gain	156,600	314,800	861,200
Capital loss carryforward	(119,400)	-	-
Stock-based compensation	(74,700)	-	-
Amortization of deferred revenue from warrants	23,100	-	-
Other	(2,000)	2,000	2,000
Total deferred tax (asset) liability	$(383,000)	$68,000	$752,000

At April 30, 2007, the Company had a capital loss carryforward of approximately $300,000 which if not used will expire in 2012.

NOTE 5 – PREPAID EXPENSES`

In April 2007, the Company entered into various contracts for investor relation fees and insurance. The fees are amortized over the life of each contract, through March 2008. The remaining balance at April 30, 2007 is $41,166.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DUE FROM AFFILIATES

Due from affiliates consist of the following:

	April 30,	April 30,
	2007	2006

Due from BF Acquisition Group III, Inc.	$—	$—
Due from BF Acquisition Group V, Inc.	40,239	24,646

Total	$40,239	$24,646

NOTE 7 – DEFERRED REVENUE

The deferred revenue represents unearned management fee income.  Income is amortized and recognized evenly over the life of the contract.  In accordance with EITF 96-18, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date).  Deferred revenue consists of the following:

	April 30, 2007	April 30, 2006
	(Restated)
Non-Affiliates
Third-Order Nanotechnologies, Inc. ("TDON") - One year contract
Received 200,000 shares of TDON common stock for payment of services per one year contract dated June 2005, valued at $584,000, fair value and amortized over the life of the contract.	$106,100	$477,900
Received 1,000,000 shares of TDON common stock for payment of services per one year contract dated 2/28/07, valued at $580,000, fair value and amortized over the life of the contract.	483,333	-
Received a warrant to purchase 500,000 shares of TDON common stock for payment of services per one year contract dated 2/28/07, valued at $348,000, fair value and amortized over the life of the contract.	290,000	-
SIVOO Holdings, Inc. ("SIVO") (formerly BroadRelay Holdings, Inc.)
Received 564,401 shares of SIVO common stock for payment of services per one year contract dated October 2005. The first 60% is earned immediately, 20% is earned at 1/31/06 and 20% is earned at 4/30/06. The contract is valued at $241,100, fair value.	-	106,100
Total Non-Affiliates	773,333	106,100
Affiliates
Accelapure Corporation ("ACP)
Received 1,000,000 shares of ACP common stock for payment of services per a two year contract dated December 2005, valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in business and the contract was voided.	-	833,333
Extreme Visual Technologies, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	197,255	-
Total Affiliates	197,255	833,333
Total Deferred Revenue	$970,588	$939,433

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – DEFERRED REVENUE (CONTINUED)

The management services revenue recognized consist of:

	April 30, 2007	April 30, 2006	April 30, 2005
	(Restated)
Non-Affiliates
Third-Order Nanotechnologies, Inc. ("TDON") - One year contract
Received 200,000 shares of TDON common stock for payment of services rendered dated October 2004, valued at $211,250, fair value.	$-	$-	$211,250
Received 200,000 shares of TDON common stock for payment of services per one year contract dated June 2005, valued at $584,000, fair value and amortized over the life of the contract.	106,100	477,900	-
Received 1,000,000 shares of TDON common stock for payment of services per one year contract dated February 2007, valued at $580,000, fair value and amortized over the life of the contract.	96,667	-	-
Received a warrant to purchase 500,000 shares of TDON common stock for payment of services per one year contract dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.	58,000	-	-
SIVOO Holdings, Inc. ("SIVO") (formerly BroadRelay Holdings, Inc.)
Received 564,401 shares of SIVO common stock for payment of services per one year contract dated October 2005. The first 60% is earned immediately, 20% is earned at 1/31/06 and 20% is earned at 4/30/06. The contract is valued at $241,100, fair value.	-	241,100	-
Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 300,000 shares of TXEG common stock for payment of services rendered June 2006, valued at $300,000, fair value.	300,000	-	-
Total Non-Affiliates	560,767	719,000	211,250
Affiliates
Accelapure Corporation ("ACP)
Received 1,000,000 shares of ACP common stock for payment of services per a two year contract dated December 2005, valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in business and the contract was voided.	833,333	166,667	-
Extreme Visual Technologies, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	802,746	-	-
Creative Energy Solutions, Inc. ("CES")
Received 1,000,000 shares of CES common stock for payment of services per a six month contract dated August 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	1,000,000	-	-
Total Affiliates	2,636,079	166,667	-
Total Management Services Revenue	$3,196,846	$885,667	$211,250

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSCRIPTION AGREEMENT

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

NOTE 9 – NOTE PAYABLE

Notes payable consists of the following:

	April 30,	April 30,	April 30,
	2007	2006	2005

Note payable. Interest accrued at the prime rate of interest, 8.25% at April 30, 2007. Principal and interest are payable on demand.	$425,000	$—	$—

NOTE 10 – ADVANCES FROM SHAREHOLDER

Amount represents advances from shareholder to cover operating expenses. There is no stated interest rate or repayment terms.

NOTE 11 – STOCK BASED COMPENSATION

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

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

NOTE 12 – CAPITAL SHARE TRANSACTIONS

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

During the year ended April 30, 2007, the officers and directors of the Company surrendered their rights to compensation that has been deferred in the current year as well as all previous years.  This deferred compensation amounted to $575,531, it is reflected as contributed capital.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – CONTINGENCY

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

The Company believes that McCrae’s claims lack merit and intends to defend against such claims vigorously.

NOTE 14 – FINANCIAL HIGHLIGHTS

	April 30, 2007	April 30, 2006	April 30, 2005
	(Restated)
Per Share Operating Performance
Net asset value, beginning of period	$0.46	$0.48	$-
Income from operations, net of taxes	0.11	(0.01)	(0.06)
Unrealized depreciation on investment, net of taxes	(0.04)	(0.16)	0.26
Gain on property dividend, net of taxes	0.04	-	-
Loss on sale of stock	(0.07)	-	-
	0.50	0.31	0.20
Add capital share transactions	0.33	0.17	0.27

Net asset value, end of period	$0.75	$0.46	$0.48
Total Return	-21.00%	-4.17%	74.07%
Average Net Assets as a percentage of:
Expenses	70.86%	43.65%	64.12%
Management income	100.83%	39.02%	18.40%

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.

Controls and Procedures.

As of the end on the period covered by this Annual Report on Form 10-K/A, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our principal executive officer and our principal financial officer have calculated that our disclosure controls and procedures are effective.

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K./A:

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

Notes to Financial Statements

(2)

Schedules    None required.

(3)

Exhibits

The exhibits to this Annual Report on Form 10-K./A are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K./A.

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

March 27, 2008

Universal Capital Management, Inc.
(Registrant)

By:	/s/ MICHAEL D. QUEEN
Michael D. Queen, President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. QUEEN	President and Director (principal executive officer)	March 27, 2008
Michael D. Queen

/s/ JOSEPH DRENNAN	Chief Financial Officer, Vice President and Director (principal financial officer)	March 27, 2008
Joseph Drennan

/s/ JEFFREY MUCHOW	Director	March 27, 2008
Jeffrey Muchow

/s/ STEVEN P. PRUITT, JR.	Director	March 27, 2008
Steven P. Pruitt, Jr.

/s/ THOMAS M. PICKARD, SR.	Director	March 27, 2008
Thomas M. Pickard, Sr.