Form 10-Q/A
period 2007-07-31
Universal Capital Management, Inc.
filed 2008-03-27
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number 000-51132

———————

Universal Capital Management, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	20-1568059
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

2601 Annand Drive,  Suite 16, Wilmington, DE 19808

(Address of Principal Executive Office) (Zip Code)

(302) 998-8824

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

———————

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

	Explanatory Note	ii

Item 1	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 6	Exhibits	21

i

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”, “our” or “we”) filed a Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007 (the “Quarterly Report”) with the Securities and Exchange Commission (“SEC”) on September 14, 2007. On February 14, 2008, management concluded that the unaudited Statements Of Assets and Liabilities, Schedule of Investments, Statements of Operations For The Three Months Ending July 31, 2007 and 2006, Statements Of Changes In Net Assets For The Three Months Ending July 31, 2007, Statements of Cash Flows For The Three Months Ending July 31, 2007 and 2006, and Notes 2-8, and 12 of Notes To Financial Statements, as presented in the Quarterly Report, contained errors and need to be restated.

As more fully described in Note 2 of Notes to Financial Statements (Unaudited), the following adjustments have been made in the restated financial statements contained in this Amendment No. 1 to the Quarterly Report:

The July 31, 2007 financial statements have been restated to record warrants received for management services and for officers’ salaries.  The effect of this restatement was that the net decrease in net assets resulting from operations increased from $1,326,509 to $1,405,899, for a total increase of $79,390.  Net assets decreased from $3,079,989 to $2,667,599 for a total decrease of $412,390, which is the cumulative of the April 30, 2007 restatement of $282,000, the July 31, 2007 restatement of $79,390 and a restatement of $51,000 relating to FIN 48.  The equivalent per share decreased from $0.57 to $0.49 per share.

A warrant was received for management services and was not recognized as income for the three months ended July 31, 2007.  The effect of this restatement was an increase in deferred revenue of $166,916, an increase in management service income of $110,084 and a reduction in the unrealized depreciation on investments of $277,000.  Accrued expenses were increased by $2,473 due to the accrual of penalties and interest for the period ending April 30, 2007 and the reversal of officers’ payroll accrual for the three months ended July 31, 2007.  The tax effect of the restatement was an increase to the income tax benefit by $14,000, an increase to current income taxes payable of $37,000 and an increase in the deferred income tax asset by $51,000.

In addition to restating the financial statements in this Amendment No. 1, we have revised Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made in the restatement; and included Part II, Item 6 “Exhibits” to reflect the filing of currently dated certifications of our principal executive officer and our principal financial and accounting officer.

This Amendment No. 1 continues to speak as of the date of the Quarterly Report, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Quarterly Report, or modified or updated those disclosures in any way, other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on September 14, 2007, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

ii

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2007	April 30, 2007
ASSETS	(Restated)	(Audited)
	(Unaudited)
Investments in securities
Non-affiliates (cost: $2,614,413and $1,537,975)	$1,365,040	$1,618,296
Affiliates (cost: $3,341,612 and $1,001,625)	3,502,590	4,393,586
Total Investments in Securities	4,867,630	6,011,882

Cash and cash equivalents	2,549	110,739
Receivables
Notes receivable - non-affiliates	134,426	107,272
Receivables - non-affiliates	18,773	18,773
Due from non-affiliates	13,795	13,895
Due from affiliates	45,019	40,239
Total Receivables	212,013	180,179

Prepaid expenses	32,205	41,166
Property and equipment, net	7,804	8,279
Rent deposit	1,100	1,100
Deferred tax asset	434,000	383,000
TOTAL ASSETS	$5,557,301	$6,736,345
LIABILITIES
LIABILITIES
Accounts payable	$277,834	$314,431
Accrued expenses	123,285	113,862
Current income taxes payable	634,000	665,000
Advances from shareholder	238,000	150,000
Notes payable	425,000	425,000
Accrued interest	32,875	—
	1,730,994	1,668,293
Deferred revenue
Non-affiliates	1,158,708	773,333
Affiliates	—	197,255
Total Deferred Revenue	1,158,708	970,588

TOTAL LIABILITIES	2,889,702	2,638,881

NET ASSETS	$2,667,599	$4,097,464

ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	$3,919,836	$3,943,802
Distributable earnings	(1,252,237)	153,662

NET ASSETS	$2,667,599	4,097,464

Equivalent per share value based on 5,438,274 shares of capital stock outstanding as of July 31, 2007 and 5,438,274 shares of capital stock outstanding as of April 30, 2007	$0.49	$0.75

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

JULY 31, 2007

(UNAUDITED)

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at July 31, 2007		Cost	July 31, 2007	Gain / (Loss)
							(Restated)
Affiliated Securities(1)
Extreme Visual Technologies, Inc. (3)	Develops unique graphics	41.09%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113
	imaging technologies

SIVOO, Inc.	High speed internet media	4.11%	800,000	(2)	385,000	200,000	(185,000)
		3.59%	594,401	(4)	141,100	174,965	33,865

Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		1.60%	250,000	(2)	—	78,000	78,000
150,000 warrants expiring November 14, 2011		0.99%	150,000	(2)	—	48,000	48,000

Creative Energy Solutions, Inc. (3)	Develops alternative energy	20.54%	2,000,000	(2)	1,000,000	1,000,000	—
	technologies

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	—
Total Affiliated Securities		71.96%			3,341,612	3,502,590	160,978

Non-affiliated Securities

Third-Order Nanotechnologies, Inc.	Plastics engineering	11.50%	1,000,000	(2)	580,000	560,000	(20,000)
		2.30%	200,000	(4)	584,000	112,000	(472,000)

Warrants to purchase 500,000 shares of	Plastics engineering	6.22%	500,000	(2)	348,000	303,000	(45,000)
Third-Order Nanotechnologies, Inc.
expiring March 1, 2012

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	3.34%	650,000	(2)	396,500	162,500	(234,000)
	installation	0.48%	75,936	(4)	52,288	23,540	(28,748)

Warrants to purchase 500,000 shares of	Home theater sales and	3.20%	500,000	(2)	277,000	156,000	(121,000)
Theater Xtreme Entertainment Group, Inc.***	installation
expiring July, 2012

Neptune Industries, Inc.	Seafood production	0.44%	47,619	(4)	20,000	21,429	1,429

Gelstat Corporation	Consumer health care	0.55%	221,429	(4)	350,000	26,571	(323,429)
	company

IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	—	(6,625)

Total Non-Affiliated Securities		28.04%			2,614,413	1,365,040	(1,249,373)

Total Securities		100%			$5,956,025	$4,867,630	$(1,088,395)

(1)   Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)   Restricted shares - illiquid securities; total illiquid securities of $4,509,125 make up 169.0% of total net assets as of July 31, 2007

(3)   Private company - valued by the Board of Directors

(4)   Unrestricted shares - liquid securities

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING JULY 31, 2007 AND 2006

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2007	July 31, 2006
	(Restated)
INCOME
Management services
Non-affiliates	$288,125	$406,100
Affiliates	197,255	179,800
Total Management Services	485,380	585,900

Interest income	2,154	6,522
Accounting services		—
Non-affililiates	15,000	—
Affiliates	6,400	—
Total Accounting Services	21,400	—
	508,934	592,422
COST AND EXPENSE
Bad debt	6,000	—
Depreciation	475	475
Dues and subscriptions	40	—
Fees and commissions	821	3,582
Insurance	23,255	19,199
Interest expense	10,826	1,720
Marketing	—	3,424
Miscellaneous general and administrative	1,231	—
Office expenses and supplies	1,484	703
Payroll and payroll taxes	23,732	308,014
Postage, delivery and shipping	1,260	756
Professional fees	420,269	519,648
Rent	4,200	4,200
Taxes – Other	34	1,413
Telephone	1,296	806
Travel and entertainment	1,028	22,090
Utilities	554	661
	496,505	886,691
INCOME (LOSS) FROM OPERATIONS	12,429	(294,269)

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	—	343,924
Interest expense	(6,575)	—
Loss on sale of portfolio stock	(20,290)	—
Unrealized appreciation (depreciation) on investments	(1,473,463)	(444,222)
Income tax benefit	82,000	156,800

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(1,405,899)	$(237,767)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDING JULY 31, 2007

(UNAUDITED)

For the Three
Months Ending
July 31, 2007
(Restated)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,405,899)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	2,334

TOTAL DECREASE	(1,403,565)

NET ASSETS, BEGINNING OF PERIOD	4,097,464

ADJUSTMENT FOR FIN 48	(26,300)

NET ASSETS, BEGINNING OF PERIOD - ADJUSTED	4,071,164

NET ASSETS, END OF PERIOD	$2,667,599

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING JULY 31, 2007 AND 2006

(UNAUDITED)

	For the Three		For the Three
	Months Ending		Months Ending
	July 31, 2007		July 31, 2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(1,405,899)		$(237,767)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
Gain on dividend of portfolio stock	—		(343,924)
Loss on sale of portfolio stock	(20,290)		—
Investment securities received in exchange for management svcs	(485,380)		(585,900)
Depreciation expense	475		475
Stock based compensation expense	2,334		180,944
Stock options granted for operating expense	—		447,000
Net unrealized (appreciation) depreciation on investments	1,473,463		444,222
Income taxes	(31,000)		—
Deferred income taxes	(51,000)		(156,800)
(Increase) decrease in assets
Notes receivable - non-affiliates	(2,055)		—
Miscellaneous receivables	—		(28,449)
Due from non-affiliates	—		6,850
Due from affiliates	(4,780)		(10,502)
Interest receivable	—		78
Prepaid expenses	8,961		113
Increase (decrease) in liabilities
Accounts payable	(36,597)		127,962
Accrued interest	6,575		—
Accrued expenses	9,423		—
Net cash used in operating activities	(495,190)		(155,698)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of stock	324,000		—
Loan for notes receivable	(25,000)		(100,000)
Net cash used in investing activities	299,000		(100,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	88,000		—
Proceeds from issuance of debt	—		200,000
Repayment of subscription payable	—		(100,000)
Proceeds of issuance from common stock	—		241,280
Net cash provided by financing activities	88,000		341,280
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,190)		85,582
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	110,739		84,272
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,549		$169,854

NON-CASH INVESTING AND FINANCING ACTIVITIES		$
Securities received in exchange for deferred revenue	$673,500		$1,300,000
Fin 48 for interest and penalties	$26,300		—
Conversion of subscription payable to securities	$150,000		$—

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

NOTE 2- RESTATEMENT

As of and for the three month period ended July 31, 2007

The accompanying July 31, 2007 financial statements have been restated to record warrants received for management services and for officers’ salaries.  The effect of this restatement was that the net decrease in net assets resulting from operations increased from $1,326,509 to $1,405,899, for a total increase of $79,390.  Net assets decreased from $3,079,989 to $2,667,599 for a total decrease of $412,390, which is the cumulative of the April 30, 2007 restatement of $282,000, the July 31, 2007 restatement of $79,390 and a restatement of $51,000 relating to FIN 48.  The equivalent per share decreased from $0.57 to $0.49 per share.

A warrant to purchase 500,000 shares of Theater Extreme Entertainment Group, Inc. (“TXEG”), valued at $277,000, fair value, was erroneously credited to unrealized appreciation instead of a credit to deferred revenue less the amount earned for the year.  This warrant was received on July 17, 2007, in connection with a one year management service agreement that was in effect as of July 1, 2007.  The warrant is to be recognized over the life of the agreement, which is one year.  The restatement also reflects the April 30, 2007 restatement of deferred revenue for the Third-Order Nanotechnologies, Inc. warrant.  The restatement reflects a net increase in deferred revenue of $166,916, an increase in management service income of $110,084 and a reduction in unrealized depreciation on investments of $277,000.

Accrued expenses increased by $2,473 due to the accrual of penalties and interest of $76,000 and the reversal of officers’ payroll and payroll tax accrual of $73,527.  It was determined that there are no employee contracts in place for either of the officers, so accruals are not necessary.  In the future, the independent Board of Directors may determine that the officers should be awarded bonuses at that time.

The effect of the restatement was to increase the income tax benefit by $14,000, due to an increase in current income taxes payable of $37,000 and an increase in deferred income tax asset by $51,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS

Portfolio Companies consist of the following at July 31, 2007:

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at July 31, 2007		Cost	July 31, 2007	Gain / (Loss)
							(Restated)
Affiliated Securities(1)
Extreme Visual Technologies, Inc. (3)	Develops unique graphics	41.09%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113
	imaging technologies

SIVOO, Inc.	High speed internet media	4.11%	800,000	(2)	385,000	200,000	(185,000)
		3.59%	594,401	(4)	141,100	174,965	33,865

Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		1.60%	250,000	(2)	—	78,000	78,000
150,000 warrants expiring November 14, 2011		0.99%	150,000	(2)	—	48,000	48,000

Creative Energy Solutions, Inc. (3)	Develops alternative energy	20.54%	2,000,000	(2)	1,000,000	1,000,000	—
	technologies

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	—
Total Affiliated Securities		71.96%			3,341,612	3,502,590	160,978

Non-affiliated Securities

Third-Order Nanotechnologies, Inc.	Plastics engineering	11.50%	1,000,000	(2)	580,000	560,000	(20,000)
		2.30%	200,000	(4)	584,000	112,000	(472,000)

Warrants to purchase 500,000 shares of	Plastics engineering	6.22%	500,000	(2)	348,000	303,000	(45,000)
Third-Order Nanotechnologies, Inc.
expiring March 1, 2012

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	3.34%	650,000	(2)	396,500	162,500	(234,000)
	installation	0.48%	75,936	(4)	52,288	23,540	(28,748)

Warrants to purchase 500,000 shares of	Home theater sales and	3.20%	500,000	(2)	277,000	156,000	(121,000)
Theater Xtreme Entertainment Group, Inc.***	installation
expiring July, 2012

Neptune Industries, Inc.	Seafood production	0.44%	47,619	(4)	20,000	21,429	1,429

Gelstat Corporation	Consumer health care	0.55%	221,429	(4)	350,000	26,571	(323,429)
	company

IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	—	(6,625)

Total Non-Affiliated Securities		28.04%			2,614,413	1,365,040	(1,249,373)

Total Securities		100%			$5,956,025	$4,867,630	$(1,088,395)

(1)Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)Restricted shares - illiquid securities; total illiquid securities of $4,509,125 make up 169.0% of total net assets as of July 31, 2007

(3)Private company - valued by the Board of Directors

(4)Unrestricted shares - liquid securities

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on May 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $26,300 subtraction to the May 1, 2007 balance of net assets.

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

The components of deferred tax (assets) liabilities are as follows:

July 31, 2007
(Restated)
Deferred tax (asset) liability
Deferred charges	$(94,300)
Deferred revenue	(212,200)
Unrealized loss on investments	(428,400)
Capital loss carryforward	(127,500)
Stock-based compensation	(75,600)
Other	(2,000)

Total	(940,000)

Less: Valuation Allowance	506,000

Total deferred tax (asset) liability	$(434,000)

At July 31, 2007, the Company had a capital loss carryforward of approximately $320,000 which if not used will expire in 2012.

NOTE 5 – PREPAID EXPENSES

In April 2007, the Company entered into various contracts for investor relation fees and insurance.  The fees are amortized over the life of each contract, through March 2008.  The remaining balance at July 31, 2007 is $32,205.

NOTE 6 – DUE FROM AFFILIATES

Due from affiliates consist of the following:
July 31, 2007

Due from BF Acquisition Group V, Inc	45,019

Total	$45,019

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

July 31, 2007
(Restated)
Non-Affiliates
Third-Order Nanotechnologies, Inc. ("TDON") - One year contract
Received 1,000,000 shares of TDON common stock for payment	$338,333
of services per one year contract dated February 2007, valued at
$580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TDON	203,000
common stock for payment of services per one year contract
dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	363,458
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	253,917
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.
Total Non-Affiliates	1,158,708

Total Affiliates	—

Total Deferred Revenue	$1,158,708

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consist of:

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006
	(Restated)
Non-Affiliates
Third-Order Nanotechnologies, Inc. ("TDON") - One year contract
Received 200,000 shares of TDON common stock for payment	$—	$106,100
of services per one year contract dated June 2005, valued at $584,000, fair value and amortized over the life of the contract.

Received 1,000,000 shares of TDON common stock for payment	145,000	—
of services per one year contract dated February 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TDON	87,000	—
common stock for payment of services per one year contract
dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 300,000 shares of TXEG common stock for payment of fair value.	—	300,000

Received 650,000 shares of TXEG common stock for payment	33,042	—
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	23,083	—
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	288,125	406,100

Affiliates
Accelapure Corporation ("ACP)

Received 1,000,000 shares of ACP common stock for payment of services per a two year contract dated December 2005, valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in business and the contract was voided.	—	125,000

Extreme Visual Technologies, Inc. ("EVT")	197,255	54,800
Received 1,000,000 shares of EVT common stock for payment of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.
Total Affiliates	197,255	179,800

Total Management Services Revenue	$485,380	$585,900

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

July 31, 2007
Notes payable. Interest accrued at the
prime rate of interest, 8.25% at July 31, 2007.
Principal and interest are payable on demand	$425,000

NOTE 9 – ADVANCES FROM SHAREHOLDER

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding
	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Expired	(60,000)	$-	$—

Outstanding, July 31, 2007	125,000	$2.00	$2.00

Exercisable, July 31, 2007	110,946	$2.00	$2.00

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at October 31, 2007	Contractual Life	Currently Exercisable

$ 2.00	110,946	1.83 years	$2.00

NOTE 11 – CONTINGENCY

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

NOTE 11 – CONTINGENCY (CONTINUED)

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

NOTE 12 – FINANCIAL HIGHLIGHTS

July 31, 2007
(Restated)
Per Share Operating Performance
Net asset value, beginning of period	$0.75

Income from operations, net of taxes	—
Unrealized depreciation on investment, net of taxes	(0.15)
Gain on property dividend, net of taxes	—
Loss on sale of stock	-
0.60
Add capital share transactions	—

Net asset value, end of period	$0.49

Total Return	-43.45%

Average Net Assets as a percentage of:
Expenses	61.33%
Management income	59.96%

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended July 31, 2007	At the Year Ended April 30, 2007
TOTAL ASSETS	$$5,557,301	$6,736,345
NET ASSETS	$2,667,599	$4,097,464
NET ASSET VALUE PER SHARE	$0.49	$0.75
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($1,473,463)	($406,953)

The changes in total assets, net assets and net asset value per share for the three months ended July 31, 2007 were primarily attributable to:

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.79 per share to $0.27 per share during the three months ended July 31, 2007. The Company’s investment in SIVOO common stock had a net unrealized depreciation of $708,997 for the three months ended July 31, 2007.  The Company’s investment in SIVOO warrants were valued at $126,000 at July 31, 2007 compared to $308,000 at April 30, 2007 for a net unrealized depreciation of $182,000 for the three months ended July 31, 2007.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.61 per share to $0.26 per share during the three months ended July 31, 2007.  During the three months ended July 31, 2007, the Company sold 500,000 shares a sales price of $324,000 with a cost of $344,290 resulting in a realized loss of $20,290.  A warrant was received in July 2007 with an initial value of $277,000 for services and had a value of $156,000 at July 31, 2007 for a net unrealized depreciation of $121,000.  During July 2007, 650,000 shares of common stock were acquired for a services valued at $396,500.  The Company’s investment in TXEG common stock had a net unrealized depreciation of $165,281 for the three months ended July 31, 2007.

•

Third-Order Nanotechnologies, Inc. (“TDON”) average valuation on restricted and unrestricted shares decreased from $0.68 per share to $0.56 per share during the three months ended July 31, 2007.  The Company’s investment in TDON common stock had a net unrealized depreciation of $144,000 for the three months ended July 31, 2007.  The Company’s investment in TDON warrants were valued at $303,000 at July 31, 2007 compared to $348,000 at April 30, 2007, for a net unrealized depreciation of $45,000 for the three months ended July 31, 2007.

•

Neptune Industries (“NPDI”) average valuation on restricted and unrestricted shares increased from $0.43 to $0.45 per share during the three months ended July 31, 2007.  The Company’s investment in NPDI common stock has a net unrealized depreciation of $953 for the three months ended July 31, 2007.

•

Gelstat Corporation (“GSAC”) average valuation on restricted and unrestricted shares increased from $0.07 to $0.12 per share during the three months ended July 31, 2007.  The Company’s investment in GSAC common stock has a net unrealized appreciation of $11,071 for the three months ended July 31, 2007.

•

The decrease in cash of $108,190.

•

The increase in accounts payable and accrued expenses of $27,174.

•

The increase in deferred tax asset of $51,000.

•

The advances from shareholder of $88,000.

•

The increase in deferred revenue of approximately $189,000, which is due mainly to a decrease in deferred revenue of approximately $485,000 ($56,000 for Theater Xtreme Entertainment Group, Inc., $197,000 for Extreme Visual Technologies, Inc. and $232,000 for Third-Order Nanotechnologies, Inc.) which was earned, offset by an increase of deferred revenue for Theater Xtreme Entertainment Group, Inc. of approximately $674,000 which the Company is to earn over a twelve month period beginning July 1, 2007.

•

The decrease in current income taxes payable of approximately $31,000.

•

The subtraction from Net Capital of ($23,966) which consists of an adjustment for FIN 48 of ($26,300) offset by $2,334 of share-based compensation expense.

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

The Company had unrealized appreciation (depreciation) of ($1,473,463) at July 31, 2007 compared to unrealized appreciation (depreciation) of ($444,222) at July 31, 2006 and unrealized appreciation (depreciation) of ($406,953) at April 30, 2007.

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

At July 31, 2007, $4,867,630 or 88% of the Company's assets consisted of investments, of which net unrealized losses before the income tax effect were ($1,473,463). A deferred tax benefit on account of unrealized losses has been estimated at approximately ($428,000).  At July 31, 2007, the Company’s holdings of Extreme Visual Technologies, Inc., Creative Energy Solutions, Inc., and Third-Order Nanotechnologies, Inc. were valued at $2,000,000, $1,000,000 and $975,000 respectively, which represented in the aggregate approximately 80% of the total Company portfolio at that date.

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

Three months ended July 31, 2007 compared to the three months ended July 31, 2006

For the three months ended July 31, 2007 the Company had revenue for services in the amount of $508,934 compared to $592,422 for the three months ended July 31, 2006. During the three months ended July 31, 2007 95% of the Company’s revenue for services was received in the form of equity securities compared to 99% for the three months ended July 31, 2006.

Total operating expenses for the three months ended July 31, 2007 were $496,505, the principal components of which were professional fees of $420,269, consisting primarily of $376,000 investor relations expense and approximately $40,000 legal expense, payroll of $23,732 (which includes $2,334 of share based compensation expense), $23,255 of insurance expense and $10,826 of interest expense. By comparison, total operating expenses for the three months ended July 31, 2006 were $886,691, the principal components of which were payroll of $308,014, professional fees of $519,648, insurance of $19,199 and travel and entertainment of $22,090.

The Company realized a gain from operations of $12,429 for the three months ended July 31, 2007 compared to a loss from operations of $294,269 for the three months ended July 31, 2006.

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

Item 4

Controls and Procedures.

As of the end on the period covered by this Quarterly Report on Form 10-Q/A, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q/A.

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

Universal Capital Management, Inc.

March 27, 2008	By:	/s/ Michael D. Queen
Michael D. Queen
President

March 27, 2008	By:	/s/ Joseph T. Drennan
Joseph T. Drennan
Treasurer
(Principal Financial Officer)