Form 10-Q/A
period 2007-10-31
Universal Capital Management, Inc.
filed 2008-03-27
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No.1)

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: October 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

000-51132

(Commission File Number)

———————

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	20-1568059
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

2601 Annand Drive, Suite 16, Wilmington, DE, 19808

(Address of Principal Executive Office) (Zip Code)

(302) 998-8824

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

i

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”, “our” or “we”) filed a Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007 (the “Quarterly Report”) with the Securities and Exchange Commission (“SEC”) on December 18, 2007. On February 14, 2008, management concluded that the unaudited Statements Of Assets and Liabilities, Schedule of Investments, Statements of Operations For The Three and Six Months Ending October 31, 2007 and 2006, Statements Of Changes In Net Assets For The Six Months Ending October 31, 2007, Statements of Cash Flows For The Six Months Ending October 31, 2007 and 2006, and Notes 2-8, and 12 of Notes To Financial Statements, as presented in the Quarterly Report, contained errors and need to be restated.

As more fully described in Note 2 of Notes to Financial Statements (Unaudited), the following adjustments have been made in the restated consolidated financial statements contained in this Amendment No. 1 to the Quarterly Report:

The accompanying October 31, 2007 financial statements have been restated to record a warrant received for management services and for officers’ salaries.  The effect of this restatement was that the net decrease in net assets resulting from operations decreased from $888,135 to $752,327, for a total decrease of $135,808.  Net assets also decreased from $3,520,697 to $3,323,505 for a total decrease of $197,192, which is the cumulative of the April 30, 2007 restatement of $282,000, the July 31, 2007 restatement of $79,390, the October 31, 2007 restatement of ($216,198) and a restatement of $51,000 relating to FIN 48.  The equivalent per share decreased from $0.65 to $0.61 per share.

A warrant was received for management services and was not recognized as income for the six months ended October 31, 2007.  For the three months ended October 31, 2007, the effect of this restatement was a net increase in deferred revenue of $10,666, an increase in management service income of $156,250 and a reduction in the unrealized depreciation on investments of $7,500.  For the six months ended October 31, 2007, the restatement reflects a net increase in deferred revenue of $10,666, an increase in management service income of $266,334 and a reduction in unrealized depreciation on investments of $277,000.  Accrued expenses decreased by $85,474 due to the accrual of penalties and interest for the period ending April 30, 2007 and the reversal of officers’ payroll accrual for the six months ending October 31, 2007.  For the three and six months ended October 31, 2007, the tax effect of the restatement was a decrease to the income tax benefit by $28,000 and $15,000, respectively, a decrease in the current income taxes payable of $28,000 and an increase in deferred income tax asset by $43,000.

In addition to restating the financial statements in this Amendment No. 1, we have revised Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made in the restatement, and included Part II, Item 6 “Exhibits” to reflect the filing of currently dated certifications of our principal executive officer and our principal financial and accounting officer.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF ASSETS AND LIABILITIES

	October 31, 2007	April 30, 2007
ASSETS	(Restated)	(Audited)
	(Unaudited)
Investments in securities
Non-affiliates (cost: $2,371,945 and $1,537,975)	$1,375,285	$1,618,296
Affiliates (cost: $3,284,112 and $1,001,625)	3,857,266	4,393,586
Total Investments in Securities	5,232,551	6,011,882

Cash and cash equivalents	2,426	110,739
Receivables
Notes receivable - non-affiliates	111,672	107,272
Notes receivable - affiliates	25,850	-
Due from non-affiliates	19,132	18,773
Miscellaneous receivables	9,975	13,895
Due from affiliates	48,259	40,239
Total Receivables	214,888	180,179

Prepaid expenses	22,852	41,166
Property and equipment, net	7,329	8,279
Rent deposit	1,100	1,100
Deferred tax asset	340,000	383,000
TOTAL ASSETS	$5,821,146	$6,736,345
LIABILITIES
LIABILITIES
Accounts payable	$327,142	$314,431
Accrued expenses	118,716	113,862
Current income taxes payable	539,000	665,000
Advances from shareholder	290,000	150,000
Notes payable	425,000	425,000
Accrued interest	39,450	-
	1,739,308	1,668,293
Deferred revenue
Non-affiliates	758,333	773,333
Affiliates	-	197,255
Total Deferred Revenue	758,333	970,588

TOTAL LIABILITIES	2,497,641	2,638,881
NET ASSETS	$3,323,505	$4,097,464
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	$3,922,170	$3,943,802
Distributable earnings	(598,665)	153,662
NET ASSETS	$3,323,505	$4,097,464
Equivalent per share value based on 5,438,274 shares of capital stock outstanding as of October 31, 2007 and 5,438,274 shares of capital stock oustanding as of April 30, 2007	$0.61	$0.75

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

OCTOBER 31, 2007

(UNAUDITED)

			Number of			Value at
	Business	% of Portfolio	Shares Held at October 31, 2007		Cost	October 31, 2007	Unrealized Gain / (Loss)
							(Restated)
Affiliated Securities (1)

Extreme Visual Technologies, Inc. (3)	Develops unique graphics imaging technologies	38.22%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113

SIVOO, Inc.	High speed internet media	7.34%	800,000	(2)	385,000	384,000	(1,000)
		4.18%	364,401	(4)	83,600	218,641	135,041

Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		3.00%	250,000	(2)	-	157,000	157,000
150,000 warrants expiring November 14, 2011		1.83%	150,000	(2)	-	96,000	96,000

Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	19.11%	2,000,000	(2)	1,000,000	1,000,000	-

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		73.72%			3,284,112	3,857,266	573,154

Non-affiliated Securities
Third-Order Nanotechnologies, Inc.	Plastics engineering	13.00%	1,000,000	(2)	580,000	680,000	100,000
		1.90%	116,963	(4)	341,532	99,419	(242,113)

Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. expiring March 1, 2012	Plastics engineering	7.20%	500,000	(2)	348,000	377,000	29,000

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	1.74%	650,000	(2)	396,500	91,000	(305,500)
	installation	0.26%	75,844	(4)	52,288	13,652	(38,636)

Warrants to purchase 500,000 shares of	Home theater sales and	1.59%	500,000	(2)	277,000	83,000	(194,000)
Theater Xtreme Entertainment Group, Inc.(3)	installation
expiring July, 2012

Neptune Industries, Inc.	Seafood production	0.30%	47,619	(4)	20,000	15,714	(4,286)

Gelstat Corporation	Consumer health care	0.30%	221,429	(4)	350,000	15,500	(334,500)
	company
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	-	(6,625)
Total Non-Affiliated Securities		26.28%			2,371,945	1,375,285	(996,660)

Total Securities		100.00%			$5,656,057	$5,232,551	$(423,506)

(1)   Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)   Restricted shares - illiquid securities; total illiquid securities of $4,869,625 make up 146.52% of total net assets as of October 31, 2007.

(3)   Private company - valued by the Board of Directors

(4)   Unrestricted shares - liquid securities

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING

OCTOBER 31, 2007 AND 2006

 (UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(Restated)		(Restated)
INCOME
Management services
Non-affililiates	$400,375	$-	$688,500	$406,100
Affiliates	-	877,055	197,255	1,056,855
Total Management Services	400,375	877,055	885,755	1,462,955

Interest income	3,095	11,814	5,249	18,335
Accounting services
Non-affililiates	11,000	9,000	26,000	9,000
Affiliates	-	21,000	6,400	21,000
Total Accounting Services	11,000	30,000	32,400	30,000

	414,470	918,869	923,404	1,511,290
COST AND EXPENSE
Bad debt	-	543	6,000	543
Depreciation	475	475	950	949
Dues and subscriptions	1,337	-	1,377	-
Fees and commissions	2,399	2,725	3,220	4,362
Insurance	17,120	18,313	40,376	37,513
Interest expense	9,525	7,316	20,352	9,036
Miscellaneous general and administrative	1,630	7,767	2,813	8,147
Office expenses and supplies	1,164	135	2,648	312
Payroll and payroll taxes	28,302	148,750	52,034	456,720
Postage, delivery and shipping	917	1,099	2,177	1,855
Professional fees	173,725	187,075	593,993	712,410
Rent	4,200	4,200	8,400	8,400
Taxes - Other	-	3,401	34	4,857
Telephone	1,336	1,357	2,632	2,164
Travel and entertainment	8,121	7,963	9,149	30,053
Utilities	613	849	1,213	1,336
	250,864	391,968	747,368	1,278,657

INCOME (LOSS) FROM OPERATIONS	163,606	526,901	176,036	232,633

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	-	-	-	343,924
Interest expense	(6,575)	-	(13,150)	-
Loss on sale of portfolio stock	(170,349)	-	(190,639)	-
Unrealized appreciation (depreciation) on investments	664,888	840,067	(808,574)	395,844
Income tax benefit (provision)	2,000	(469,400)	84,000	(312,600)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$653,570	$897,568	$(752,327)	$659,801

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2007

(UNAUDITED)

For the Six
Months Ending
October 31, 2007
(Restated)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(752,327)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	4,668
TOTAL DECREASE	(747,659)

NET ASSETS, BEGINNING OF PERIOD	4,097,464

ADJUSTMENT FOR FIN 48	(26,300)

NET ASSETS, BEGINNING OF PERIOD - ADJUSTED	4,071,164

NET ASSETS, END OF PERIOD	$3,323,505

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2007 AND 2006

(UNAUDITED)

	For the Six Months Ending October 31,	For the Six Months Ending October 31,
	2007	2006
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(752,327)	$659,801
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
Gain on dividend of portfolio stock	-	(343,924)
Stock received for interest	-	(13,888)
Loss on sale of portfolio stock	190,639	-
Investment securities received in exchange for management svcs	(885,755)	(1,462,955)
Depreciation expense	950	949
Stock based compensation expense	4,668	183,278
Stock options granted for operating expense	-	447,000
Net unrealized (appreciation) depreciation on investments	808,574	(395,844)
Deferred income taxes	43,000	-
Income taxes	(126,000)	312,600
(Increase) decrease in assets
Notes receivable	2,250	(30,880)
Due from portfolio companies	(359)	-
Miscellaneous receivables	3,920	-
Due from affiliates	(8,020)	(10,502)
Due from non-affiliates		-
Interest receivabe	-	(2,738)
Prepaid expenses	18,314	(18)
Increase (decrease) in liabilities
Accounts payable	12,711	-
Accrued interest	13,150	-
Accrued expenses	4,854	350,529
Net cash used in operating activities	(669,431)	(306,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	446,118	-
Loan for notes receivable	(25,000)	(55,000)
Net cash used in investing activities	421,118	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	140,000	-
Proceeds from issuance of debt	-	175,000
Repayment of subscription payable	-	(100,000)
Proceeds of issuance from common stock	-	241,280
Net cash provided by financing activities	140,000	316,280

NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,313)	(45,312)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	110,739	84,272

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,426	$38,960

NON-CASH INVESTING AND FINANCING ACTIVITIES

Note receivable for issuance of stock options	$-	$813,888

Securities received in exchange for deferred revenue	$673,500	$-

FIN 48 for interest and penalties	$26,300	$-

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

NOTE 2- RESTATEMENT

As of and for the six and three months ended October 31, 2007

The accompanying October 31, 2007 financial statements have been restated to record warrants received for management services and for officers’ salaries.  The effect of this restatement was that the net decrease in net assets resulting from operations decreased from $888,135 to $752,327, for a total decrease of $135,808.  Net assets also decreased from $3,520,697 to $3,323,505 for a total decrease of $197,192, which is the cumulative of the April 30, 2007 restatement of $282,000, the July 31, 2007 restatement of $79,390, the October 31, 2007 restatement of ($216,198) and a restatement of $51,000 relating to FIN 48.  The equivalent per share decreased from $0.65 to $0.61 per share.

A warrant to purchase 500,000 shares of Theater Extreme Entertainment Group, Inc. (“TXEG”), valued at $277,000, fair value, was erroneously credited to unrealized appreciation instead of a credit to deferred revenue les the amount earned for the year.  This warrant was received on July 17, 2007, in connection with a one year management service agreement that was in effect as of July 1, 2007.  The warrant is to be recognized over the life of the agreement, which is one year.  The restatement also reflects the April 30, 2007 restatement of deferred revenue for the Third-Order Nanotechnologies, Inc. warrant.  For the three months ended October 31, 2007, the restatement reflects a net increase in deferred revenue of $10,666, an increase in management service income of $156,250 and a reduction in unrealized depreciation on investments of $7,500.  For the six months ended October 31, 2007, the restatement reflects a net increase in deferred revenue of $10,666, an increase in management service income of $266,334 and a reduction in unrealized depreciation on investments of $277,000.

Accrued expenses decreased by $85,474 due to the accrual of penalties and interest of $76,000 and the reversal of officers’ payroll and payroll tax accrual of $161,474.  It was determined that there are no employee contracts in place for either of the officers, so accruals are not necessary.  In the future, the independent Board of Directors may determine that the officers should be awarded bonuses at that time.

The effect of the restatement for the three and six months ended was to decrease the income tax benefit by $28,000 and $15,000, respectively, due to a decrease in current income taxes payable of $28,000 and an increase in deferred income tax asset by $43,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS

Portfolio Companies consist of the following at October 31, 2007:

			Number of			Value at
	Business	% of Portfolio	Shares Held at October 31, 2007		Cost	October 31, 2007	Unrealized Gain / (Loss)
							(Restated)
Affiliated Securities (1)

Extreme Visual Technologies, Inc. (3)	Develops unique graphics imaging technologies	38.22%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113

SIVOO, Inc.	High speed internet media	7.34%	800,000	(2)	385,000	384,000	(1,000)
		4.18%	364,401	(4)	83,600	218,641	135,041

Warrants to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		3.00%	250,000	(2)	-	157,000	157,000
150,000 warrants expiring November 14, 2011		1.83%	150,000	(2)	-	96,000	96,000

Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	19.11%	2,000,000	(2)	1,000,000	1,000,000	-

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		73.72%			3,284,112	3,857,266	573,154

Non-affiliated Securities
Third-Order Nanotechnologies, Inc.	Plastics engineering	13.00%	1,000,000	(2)	580,000	680,000	100,000
		1.90%	116,963	(4)	341,532	99,419	(242,113)

Warrants to purchase 500,000 shares of Third-Order Nanotechnologies, Inc. expiring March 1, 2012	Plastics engineering	7.20%	500,000	(2)	348,000	377,000	29,000

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	1.74%	650,000	(2)	396,500	91,000	(305,500)
	installation	0.26%	75,844	(4)	52,288	13,652	(38,636)

Warrants to purchase 500,000 shares of	Home theater sales and	1.59%	500,000	(2)	277,000	83,000	(194,000)
Theater Xtreme Entertainment Group, Inc.(3)	installation
expiring July, 2012

Neptune Industries, Inc.	Seafood production	0.30%	47,619	(4)	20,000	15,714	(4,286)

Gelstat Corporation	Consumer health care	0.30%	221,429	(4)	350,000	15,500	(334,500)
	company
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	-	(6,625)
Total Non-Affiliated Securities		26.28%			2,371,945	1,375,285	(996,660)

Total Securities		100.00%			$5,656,057	$5,232,551	$(423,506)

(1)   Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)   Restricted shares - illiquid securities; total illiquid securities of $4,869,625 make up 146.52% of total net assets as of October 31, 2007.

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

The components of deferred tax (assets) liabilities are as follows:

October 31, 2007
(Restated)
Deferred tax (asset) liability
Deferred charges	$(92,400)
Deferred revenue	(53,000)
Unrealized gain on investments	(164,200)
Capital loss carryforward	(194,800)
Stock-based compensation	(76,600)
Other	(2,000)

Total	(583,000)

Less: Valuation allowance	243,000

Total deferred tax (asset) liability	$(340,000)

At October 31, 2007, the Company had a capital loss carryforward of approximately $490,000 which if not used will expire in 2012.

NOTE 5 – PREPAID EXPENSES

In April 2007, the Company entered into various contracts for investor relation fees and insurance.  The fees are amortized over the life of each contract, through March 2008.  The remaining balance at October 31, 2007 is $22,852.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DUE FROM AFFILIATES

Due from affiliates consist of the following:	October 31, 2007

Due from BF Acquisition Group V, Inc	48,259
Total:	$48,259

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

October 31, 2007
(Restated)
Non-Affiliates

Third-Order Nanotechnologies, Inc. ("TDON") - One year contract
Received 1,000,000 shares of TDON common stock for payment of services per one year contract dated February 2007, valued at $580,000, fair value and amortized over the life of the contract.	$193,333

Received a warrant to purchase 500,000 shares of TDON common stock for payment of services per one year contract dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.	116,000

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	264,332

Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	184,668

Total Non-Affiliates	758,333

Total Affiliates	-

Total Deferred Revenue	$758,333

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consist of:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(Restated)		(Restated)
Non-Affiliates

Third-Order Nanotechnologies, Inc. ("TDON") - One year contract

Received 200,000 shares of TDON common stock for payment of services per one year contract dated June 2005, valued at $584,000, fair value and amortized over the life of the contract.	$-	$-	$-	$106,100

Received 1,000,000 shares of TDON common stock for payment of services per one year contract dated February 2007, valued at $580,000, fair value and amortized over the life of the contract.	145,000	-	290,000	-

Received a warrant to purchase 500,000 shares of TDON common stock for payment of services per one year contract dated February 2007, valued at $348,000, fair value and amortized over the life of the contract.	87,000	-	174,000	-

Theater Xtreme Entertainment Group, Inc. ("TXEG")

Received 300,000 shares of TXEG common stock for payment of services rendered June 2006, valued at $300,000, fair value.	-	-	-	300,000

Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	99,126	-	132,168	-

Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	69,249	-	92,332	-

Total Non-Affiliates	400,375	-	688,500	406,100

Affiliates

Accelapure Corporation ("ACP)

Received 1,000,000 shares of ACP common stock for payment of services per a two year contract dated December 2005, valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in business and the contract was voided.	-	125,000	-	250,000

Extreme Visual Technologies, Inc. ("EVT")

Received 1,000,000 shares of EVT common stock for payment of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	-	252,055	197,255	306,855

Creative Energy Solutions, Inc. ("CES")

Received 1,000,000 shares of CES common stock for payment of services per a six month contract dated August 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	-	500,000	-	500,000

Total Affiliates	-	877,055	197,255	1,056,855

Total Management Services Revenue	$400,375	$877,055	$885,755	$1,462,955

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTE PAYABLE

Notes payable consists of the following:

October 31, 2007

Note payable. Interest accrued at the
prime rate of interest, 8.25% at October 31, 2007.
Principal and interest are payable on demand	$ 425,000

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

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Expired	(60,000)	$-	$-

Outstanding, October 31, 2007	125,000	$2.00	$2.00

Exercisable, October 31, 2007	113,110	$2.00	$2.00

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at October 31, 2007	Contractual Life	Currently Exercisable

$2.00	113,110	1.58 years	$2.00

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

NOTE 12 – FINANCIAL HIGHLIGHTS

October 31, 2007
(Restated)
Per Share Operating Performance
Net asset value, beginning of period	$0.75

Income from operations, net of taxes	0.02
Unrealized depreciation on investment, net of taxes	(0.09)
Gain on property dividend, net of taxes	-
Loss on sale of stock	(0.02)
0.66
Add capital share transactions	-

Net asset value, end of period	$0.61

Total Return	-44.83%
Average Net Assets as a percentage of:
Expenses	41.46%
Management income	51.22%

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended October 31, 2007	At the Year Ended April 30, 2007
TOTAL ASSETS	$5,821,146	$6,736,345
NET ASSETS	$3,323,505	$4,097,464
NET ASSET VALUE PER SHARE	$0.61	$0.75
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(808,574)	$(406,953)

The changes in total assets, net assets and net asset value per share for the six months ended October 31, 2007 were primarily attributable to:

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.79 per share to $0.52 per share during the six months ended October 31, 2007.  The Company sold 200,000 shares of SIVOO for a sales price of $58,000 with a cost of $50,000 for a realized gain of $8,000.  The Company’s investment in SIVOO common stock had a net unrealized depreciation of $481,320 for the six months ended October 31, 2007.  The Company’s investment in SIVOO warrants were valued at $253,000 at October 31, 2007 compared to $308,000 at April 30, 2007 for a net unrealized depreciation of $55,000 for the six months ended October 31, 2007.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.61 per share to $0.14 per share during the six months ended October 31, 2007.  During the six months ended October 31, 2007, the Company sold 500,000 shares a sales price of $324,000 with a cost of $344,290 resulting in a realized loss of $20,290.  A warrant was received in July 2007 with an initial value of $277,000 for services and had a value of $83,000 at October 31, 2007 for a net unrealized depreciation of $194,000.  During July 2007, 650,000 shares of common stock were acquired for a services valued at $396,500.  The Company’s investment in TXEG common stock had a net unrealized depreciation of $246,669 for the six months ended October 31, 2007.

•

Third-Order Nanotechnologies, Inc. (“TDON”) average valuation on restricted and unrestricted shares increased from $0.68 per share to $0.70 per share during the six months ended October 31, 2007.  During the six months ended October 31, 2007, The Company sold 83,037 shares for a sales price of $64,119 with a cost of $242,468 for a realized loss of $178,349.  The Company’s investment in TDON common stock had a net unrealized depreciation of $36,581 for the six months ended October 31, 2007.  The Company’s investment in TDON warrants were valued at $377,000 at October 31, 2007 compared to $415,000 at April 30, 2007, for a net unrealized depreciation of $38,000 for the six months ended October 31, 2007.

•

Neptune Industries, Inc. (“NPDI”) average valuation on restricted and unrestricted shares decreased from $0.43 to $0.33 per share during the six months ended October 31, 2007.  The Company’s investment in NPDI common stock had a net unrealized depreciation of $4,762 for the six months ended October 31, 2007.

•

The decrease in cash of $108,313.

•

The increase in accounts payable and accrued expenses of $17,565.

•

The decrease in the deferred tax asset of $43,000.

•

The advances from shareholder of $140,000.

•

The decrease in deferred revenue of approximately ($212,000), which is due mainly to a decrease in deferred revenue of approximately $886,000 ($225,000 for Theater Xtreme Entertainment Group, Inc., $197,000 for Extreme Visual Technologies, Inc. and $464,000 for Third-Order Nanotechnologies, Inc.) which was earned, offset by an increase of deferred revenue for Theater Xtreme Entertainment Group, Inc. of $674,000 which the Company is to earn over a twelve month period beginning July 1, 2007.

•

The decrease in current income taxes payable of approximately $126,000.

•

The subtraction from Net Capital of $21,632 which consists of an adjustment for FIN 48 of ($26,300) offset by $4,668 of share-based compensation expense.

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

The Company had unrealized appreciation (depreciation) of ($808,574) at October 31, 2007 compared to unrealized appreciation (depreciation) of $395,844 at October 31, 2006 and unrealized appreciation (depreciation) of ($406,953) at April 30, 2007.

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

At October 31, 2007, $5,232,551 or 90% of the Company's assets consisted of investments, of which net unrealized losses before the income tax effect were ($808,574). A deferred tax asset on account of unrealized losses has been estimated at approximately $164,000.  At October 31, 2007, the Company’s holdings of Extreme Visual Technologies, Inc., Creative Energy Solutions, Inc., and Third-Order Nanotechnologies, Inc. were valued at $2,000,000, $1,000,000 and $1,156,419 respectively, which represented in the aggregate approximately 79% of the total Company portfolio at that date.

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

Three months ended October 31, 2007 compared to the three months ended October 31, 2006

For the three months ended October 31, 2007 the Company had revenue for services in the amount of $414,470 compared to $918,869 for the three months ended October 31, 2006. During the three months ended October 31, 2007 96.6% of the Company’s revenue for services was received in the form of equity securities compared to 96.8% for the three months ended October 31, 2006.

Total operating expenses for the three months ended October 31, 2007 were $250,864, the principal components of which were professional fees of $173,725, consisting primarily of $73,650 investor relations expense, approximately $51,800 legal expense and approximately $27,000 audit fees, payroll of $28,302 (which includes $2,334 of share based compensation expense), $17,120 of insurance expense and $9,525 of interest expense. By comparison, total operating expenses for the three months ended October 31, 2006 were $391,968, the principal components of which were payroll of $148,750, professional fees of $187,075, insurance of $18,313 and travel and entertainment of $7,963.

The Company realized a gain from operations of $163,606 for the three months ended October 31, 2007 compared to a gain from operations of $526,901 for the three months ended October 31, 2006.

Six months ended October 31, 2007 compared to the six months ended October 31, 2006

For the six months ended October 31, 2007 the Company had revenue for services in the amount of $923,404 compared to $1,511,290 for the six months ended October 31, 2006. During the six months ended October 31, 2007 95.9% of the Company’s revenue for services was received in the form of equity securities compared to 96.8% for the six months ended October 31, 2006.

Total operating expenses for the six months ended October 31, 2007 were $747,368, the principal components of which were professional fees of $593,993, consisting primarily of $449,686 investor relations expense, approximately $91,988 legal expense and approximately $27,000 audit fees, payroll of $52,034 (which includes $4,668 of share based compensation expense), $40,376 of insurance expense and $20,352 of interest expense. By comparison, total operating expenses for the six months ended October 31, 2006 were $1,278,657, the principal components of which were payroll of $456,720, professional fees of $712,410, insurance of $37,513 and travel and entertainment of $30,053.

The Company realized a gain from operations of $176,036 for the six months ended October 31, 2007 compared to a gain from operations of $232,633 for the six months ended October 31, 2006.

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

Item 4.

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

Item 6.

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

March 27, 2008	Universal Capital Management, Inc.

	By:	/s/ Michael D. Queen
Michael D. Queen, President

March 27, 2008

	By:	/s/ Joseph T. Drennan
Joseph T. Drennan, Treasurer (Principal Financial Officer)