Form 10-K
period 2008-04-30
Universal Capital Management, Inc.
filed 2008-08-01
CIK 1308569

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

As of July 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,693,860.  Such aggregate market value was computed by reference to the closing price for the registrant’s common stock on the OTC Bulletin Board on that date.  For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of July 30, 2008 was 5,902,720.

ii

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our Company, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the section titled “Risk Factors” and in the information incorporated by reference herein.

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

Introduction

Universal Capital Management, Inc. (the “Company,” “we,” or “our”) is a public venture capital company.  We are primarily engaged in the business of furnishing capital and making available managerial assistance to emerging companies with high growth potential that do not have ready access to capital through conventional financial channels. We refer to the companies that we invest in as “portfolio companies.”  In exchange for our investment in a portfolio company, we receive securities issued by the portfolio company, typically common stock or warrants to purchase common stock.  Our investment objective is to generate capital appreciation, primarily through investments in the equity securities, or warrants to purchase the equity securities, of our portfolio companies.  Our business model provides our stockholders with the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, as well as the risks, of investing in small, early-stage companies.

Our Company, is a closed-end, non diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940

Act”).  Our Company was formed as a Delaware corporation on August 16, 2004.  Our offices are located at 2601 Annand Drive, Suite 16, Wilmington, DE 19808.  Our Internet website is located at: www.unicapman.com.

Our Company’s fiscal year ends April 30.  At April 30, 2008, we had equity investments of approximately $8,002,795 at fair value in ten portfolio companies.

Investments

We currently hold the securities of ten portfolio companies and we intend to make additional investments in companies that require capital for technology development or growth, and that will probably require managerial assistance.  Our primary focus is on making non-control investments in small, privately-held companies or public companies with what management believes are valuable products, processes or franchises. Generally, our Company limits total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to 10% of our Company’s net assets at the time of investment. Because of our Company’s small size, our investments may not always satisfy this criterion.  To date, our initial investment in each of our portfolio companies has been significantly less than $500,000. By limiting the size of total investment in any one portfolio company, we hope to reduce and diversify risk.

As a venture capital company, we make it possible for our stockholders to participate at an early stage in emerging fields.  We offer our stockholders an in-house team of professionals who operate under the general supervision of our board of directors.  They include three full-time members of management who vote on all purchases and sales of portfolio company securities and prospective investments and who collectively have expertise in venture capital investing to evaluate and monitor investments.  We believe our stockholders benefit when our officers and employees, rather than outside investment advisers, manage our operations.

As a business development company, we are required to invest at least 70% of our assets in privately-held U.S. companies, thinly-traded U.S. public companies, certain high-quality debt, and cash. We are able to invest excess cash in U.S. government securities and high-quality debt maturing in one year or less; and we are able to invest up to 30% of our assets in opportunistic situations which are not subject to the limitations referred to above, in an effort to enhance returns to stockholders.  These investments may include, but are not limited to, notes and bonds, distressed debt, bridge loans, private equity or securities of public companies.

We also invest in development stage or start-up businesses.  Substantially all of our portfolio investments are in thinly capitalized, unproven, small companies, many of which are n their development stage.  These businesses also tend to lack management depth, to have limited or no history of operations, and not to have attained profitability, and in some cases, not to have any revenue.  Because of the speculative nature of these investments, the securities we hold in these portfolio companies have a significantly greater risk of loss than traditional investment securities.  Some of such venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.

We provide a variety of services to portfolio companies, including the following:

•

providing management services and recruiting management;

•

formulating operating strategies and corporate goals;

•

formulating intellectual property strategies;

•

investing our investment capital;

•

assisting in obtaining outside capital;

•

introductions to investment bankers and other professionals;

•

mergers and acquisitions;

•

introductions to potential joint venture partners, suppliers and customer;

•

assisting in financial planning; and

•

assisting in investor relations.

We derive income from time to time from our portfolio companies for the performance of some of these services, which may be paid in cash or securities.

Portfolio Securities
The Company’s investments at April 30, 2008, were as follows:

		Approximate
		% of Class	% of	Number of
Common Stock and Warrants - Unites States	Business	Owned	Portfolio	Shares Held	Fair Value

Affiliated Securities *
Warrant to purchase 1,000,000 shares of Vystar Corporation	Natural rubber latex	5.88%	20.76%	1,000,000	$1,661,000
common stock expiring January 31, 2013	products
Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	2.94%	2.41%	500,000	193,000
common stock expiring April 30, 2013	products

Creative Energy Solutions, Inc.	Develops alternative energy	16.50%	12.50%	2,000,000	1,000,000
	technologies
SIVOO Holdings, Inc.	High speed internet media	3.25%	2.61%	974,501	208,495
Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.83%	0.86%	250,000	69,000
150,000 warrants expiring November 14, 2011		0.50%	0.54%	150,000	43,000
405,000 warrants expiring February 28, 2013		1.35%	1.61%	405,000	129,000

BF Acquisition Group V, Inc.	Inactive company	5.26%	0.02%	100,000	1,625

Total Affiliated Securities			41.30%		3,305,120

Non-affiliated Securities
Lightwave Logic, Inc.	Plastics engineering	2.18%	28.52%	895,000	2,282,250
Warrant to purchase 500,000 shares of	Plastics engineering	1.22%	14.79%	500,000	1,184,000
Lightwave Logic, Inc. common stock
expiring February 28, 2012
Warrant to purchase 400,000 shares of	Plastics engineering	0.98%	12.80%	400,000	1,024,000
Lightwave Logic, Inc. common stock
expiring February 28, 2013

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	2.42%	1.36%	725,844	108,877
	installation
Warrant to purchase 500,000 shares of	Home theater sales and	1.67%	0.94%	500,000	75,000
Theater Xtreme Entertainment Group, Inc.	installation
common stock expiring July, 2012
Neptune Industries, Inc.	Seafood production	0.30%	0.15%	47,619	11,905

Gelstat Corporation	Consumer health care	1.60%	0.08%	221,429	6,643

Dominion Capital Management Corporation	SBA lending		0.06%	1,000,000	5,000

IPI Fundraising, Inc.	Inactive company	0.00%	0.00%	575,000	-
Total Non-Affiliated Securities			58.70%		4,697,675
Total Securities			100.00%		$8,002,795

*

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

Lightwave Logic, Inc. (“Lightwave”) (formerly Third-Order Nanotechnologies, Inc.) is headquartered in Wilmington, Delaware and is a publicly traded company trading under the symbol “LWLG” on the OTC.BB market.  Lightwave Logic is a development stage research and development company that has developed and is continuing to develop high-activity, high-stability electro-optic polymers which they believe could have a broad range of applications in the electro-optic device market.

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. Lightwave Logic expects their patented and patent-pending technologies when completed and tested to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

Lightwave Logic’s electro-optic polymers (plastics) are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environment and performance specifications demanded by electro-optic devices. They believe that their patented technologies will enable them to design electro-optic polymers that are free from the numerous diverse inherent flaws that plague competitive polymer technologies employed by other companies and research groups. Lightwave Logic engineers its polymers with the intent to have temporal, thermal, chemical and photochemical stability within their patented molecular architectures. Lightwave Logic considers its proprietary intellectual property to be unique.

Theater Xtreme Entertainment Group, Inc. (“Theater Xtreme”) is headquartered in Newark Delaware and is publicly traded under the symbol “TXEG” on the OTC.BB market. Theater Xtreme designs, builds and installs high-quality home theater systems. This portfolio company opened its first design center in 2003 and now totals 2 corporate, and 12 franchise locations, with 10 corporate stores planned to open in regional malls and lifestyle centers by the end of 2009. Theater Xtreme’s design centers create a unique and exciting customer experience for the sale and installation of affordable large screen front projection in-home cinema rooms and family rooms, comprised of video and audio home theater components. Theater Xtreme focuses on whole room package that deliver exceptional experience, value, and quality at Xtremely affordable price points, all in a store setting where customers can easily experience the vast array of  choices to consider in planning and installing one of the most exciting and value retaining improvements they will ever make for their family and home.

This portfolio company also sells brand name theater seating, and high margin proprietary Row One home theater interior decor/accessories items, along with its proprietary digital theater management system called One View™. The company plans to soon expand its successful Row One product line into the national CE dealer and furniture channels.

Theater Xtreme expands the size of the market by targeting its home theater system marketing toward a larger consumer base (home owners with average household incomes $75,000 and above) than traditional custom home theater companies. The company’s corporate and franchise sales orders of front projection theater systems have topped the 3000 mark in five years of operation with system prices averaging $7,500. A majority of its home theater systems are installed on-site at customer homes, with screen sizes ranging from 80 inches to over 12 feet.

SIVOO Holdings, Inc. (“SIVOO”), a Nevada corporation, is publicly traded under the symbol SIVO.PK on the OTC.PK market. SIVOO provides technology for streaming video that (i) allows video to be captured from any format or location like satellite, Internet stream, or electronic/hard media, (ii) programatically transcodes video to any other format for TV, Internet VOD or streaming, and mobile delivery, and (iii) transports video wherever/however it needs to be distributed via embeddable HTML tags, RSS feeds, FTP, or push technology.

SIVOO’s approach uses software and computing resources in the cloud (Amazon S3), coupled with low-cost commodity net storage and bandwidth. The solution is made available to customers as a Web application. SIVOO’s goal is to turn video capture / management / distribution into a low-cost metered-utility that works equally well across TV, Internet, and mobile; e.g. for all digital media and anticipating that all media will be digital.

SIVOO was founded in 2000 and is headquartered in Philadelphia, PA. Its management team anticipates exceptional growth in the market adoption for streaming video content and advertising through the Internet, mobile, and IPTV distribution channels. Insight Research forecasts that in the US, streaming media will generate almost $70 billion in revenues by 2013. This refers to revenues derived from the transmission of digital audio and video files, whether they are over the Internet, an IPTV network or a mobile phone as either streams or VOD.

 Vystar Corporation (“Vystar”), a Georgia corporation, was founded in March 2000 and is headquartered in Deluth, Georgia.  It is the creator and exclusive owner of the innovative technology to produce Vytex Natural Rubber Latex (“NRL”).  This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex NRL throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Vystar intends for Vytex NRL to become the standard source of latex and latex substitutes, not unlike a standard computer operating system on which many other applications can run.  Vystar intends to introduce Vytex NRL into the supply channels with aggressive, targeted marketing campaigns directed to end users.

On April 11, 2008, Vystar signed a definitive agreement with Revertex (Malaysia), Sdn. Bhd., a division of Yule Catto Far East and the world’s largest producer of pre-vulcanized natural rubber lattices for the production of Vytex NRL.  Revertex will be a non-exclusive, toll manufacturer for Vystar and has started full production mode to manufacture Vytex NRL commercially.  Vystar ran its first production February 2, 2008.

Dominion Capital Management Corporation (“Dominion”), a Texas corporation, was formed in March 2008 and is headquartered in Houston, Texas.  Dominion is a development stage company that has licensed a proprietary risk-mitigating process to offer contract purchase order financing solutions to small business contractors nationwide.  The company will offer its credit facilities through a national network of factoring companies that will provide commercial credit facilities to small businesses.

The company will issue short-term standby letters of credit to participating factoring companies or suppliers to induce the extension of commercial credit or funding to meet contracted delivery expenses.

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

GelStat Corporation (“Gelstat”) is a publicly traded company under the symbol “GSAC” on the OTC:PK market.  GelStat is engaged in research, development and marketing of OTC (over-the-counter, non-prescription) consumer healthcare products, targeted at the migraine and sleep therapy market segments. GelStat Corporation was founded in May, 2002. It became a publicly traded company through a merger with Developed Technology Resource, Inc. on April 30, 2003.

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

Neptune Industries, Inc. (“Neptune”). headquartered in Boca Raton, Florida is a publicly traded company trading under the symbol “NPDI” on the OTC.BB Market. Neptune has diversified interests in aquaculture technology, food science, sustainable seafood, and related natural and organic food products. Neptune’s business focus is to integrate related food businesses to create value through operational and product synergy, and cost reduction, as well as to provide new technology to solve industry bottlenecks. Through its operating and research subsidiaries, Neptune’s goal is to provide cutting edge, eco-friendly technology and bio-technology solutions to increase production of natural and organic products, and dietary ingredients.

IPI Fundraising, Inc. discontinued operations during December 2005, and the Company wrote off its investment in this portfolio company ($6,625).

BF Acquisition Group V, Inc. is a Florida corporation which currently is inactive and has no business.

Valuation

The 1940 Act requires periodic valuation of each investment in our Company’s portfolio to determine our net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at “fair value” as determined in good faith by or under the direction of our Board of Directors.

The Board of Directors is responsible for (i) determining overall valuation guidelines and (ii) ensuring the valuation of investments within the prescribed guidelines.

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

Our Company’s valuation policy and methodology with respect to its portfolio companies are as follows:

Cost: The cost method is based on our Company’s original cost. This method is generally used in the early stages of a portfolio company’s development until significant events occur subsequent to the date of the original investment that dictates a change to another valuation method. Some examples of these events are: (i) a major recapitalization; (ii) a major refinancing; (iii) a significant third-party transaction; (iv) the development of a meaningful public market for such company’s common stock; and (v) significant changes in such company’s business.

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

Public Market/Restricted Securities: When our Company holds securities that are publicly traded but under significant legal or contractual restrictions, our Board of Directors starts with the public market value of the shares as set forth in the paragraph above and applies an appropriate discount based on the nature and remaining duration of the restrictions.

Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the portfolio company’s securities or when the factual information available to us dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and, ultimately, the result of reconciling the judgments of our directors based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of the portfolio company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by our Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

Determination of Net Asset Value

We determine the net asset value per share of our common stock at the end of each fiscal quarter and on such other dates as is necessary.  The net asset value per share of our common stock is equal to the value of our Company’s assets minus its liabilities divided by the total number of shares of common stock outstanding.

The net asset value and net asset value per share of common stock of our Company at the end of each fiscal quarter is as follows:

Date	Net Asset Value	Net Asset Value Per Share

April 30, 2008 January 31, 2008 October 31, 2007 July 31, 2007	$5,599,232 $3,217,402 $3,323,505 $2,667,599	$0.98 $0.57 $0.61 $0.49
April 30, 2007	$4,097,464	$0.75
January 31, 2007	$3,873,969	$0.71
October 31, 2006	$4,052,654	$0.75
July 31, 2006	$2,426,652	$0.45
April 30, 2006	$2,243,790	$0.46
January 31, 2006	$2,304,214	$0.48
October 31, 2005	$2,164,418	$0.43
July 31, 2005	$1,921,122	$0.39

At April 30, 2008, approximately all of our Company’s investments were recorded at fair value.

Taxation

Our Company has elected not to be taxed as a regulated investment company under subchapter M of the Internal Revenue Code.  As such, our Company is subject to corporate level income taxation on its income.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.  Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, and the amortization of discounts and fees.  Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

At April 30, 2008, our Company had a current year taxable loss of $716,000.

Competition

Competition in the investment management and venture capital industries has become increasingly intense over the past several years, and many money managers, hedge funds, private equity funds, mutual funds, and other investment vehicles are actively competing for available investor capital and potentially profitable investments. To be successful in obtaining such capital, many competitors engage in expensive advertising and promotional campaigns that are unavailable to our Company. Moreover, many competitors have been in business for long periods of time - in some cases for as long as many decades - and have established reputations, brand names, track records, back office and managerial support systems, and other advantages that we cannot currently duplicate in the near term, if ever. In addition, many such competitors, by virtue of their longevity or capital resources, have established lines of distribution that we do not have access to.  We compete with firms, including many larger securities and investment banking firms, which have substantially greater financial resources and research staffs than we do and therefore, we find fewer potentially profitable investments than many of these competitors, oftentimes with more difficulty.  The disparity of resources puts us at a competitive disadvantage in investigating prospective investments.

Employees and Management Fees

Our Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees.   At such time, if ever, as our Company is externally managed, we shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.  As of April 30, 2008, our Company employed four full-time employees

Regulation

As a business development company, we are exempt from certain of the requirements of the 1940 Act, but other provisions of the 1940 Act apply to us.  For example, a majority of our Board of Directors must be comprised of persons who are not interested persons, as that term is defined in the 1940 Act.  Additionally, our Company must maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a business development company, we must not offer to protect any director or officer against any liability to our Company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We must adopt and implement written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.  We also must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.

As a business development company, to carry out our business, we must remain organized in the United States for the purpose of investing in or lending primarily to eligible portfolio companies and making managerial assistance available to them

As a business development company, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of qualifying assets represents at least 70% of the value of total assets.  The principal categories of qualifying assets are:

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

•

has total assets of not more than $4,000,000 and capital and surplus of not less than $2,000,000, except as may be adjusted by the Commission; or

•

meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of the portfolio company.  Consequently, we offer to provide significant managerial assistance to our portfolio companies.

As a business development company, we can issue senior securities such as debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.  In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders unless we meet the applicable asset coverage ratio at the time of the distribution

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

Our Company has designated a chief compliance officer, Joseph T. Drennan, and established a compliance program pursuant to the requirements of the 1940 Act.

Item 1A.

Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materialize, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Company.

Our cash expenses are very large relative to our cash resources and cash flow which requires us to continually sell new shares of common stock or securities of portfolio companies.

As of April 30, 2008, we had cash resources of $20,779.  In the year ended April 30, 2008 we had revenues of $3,845,715, virtually all of which were received in the form of shares or warrants of portfolio companies. Consequently, we have been required either to sell new shares of our common stock or securities of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments. This practice is likely to continue in the fiscal year ending April 30, 2009 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you that we will be able to find investors willing to purchase new Company shares or securities of portfolio companies at a price and on terms acceptable to our Company, in which case, we could deplete our cash resources.

Because there is generally no established market in which to value our investments, our Board of Director’s value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

There is generally no public market for the equity securities in which we invest. Pursuant to the requirements of the 1940 Act, we value all of the private equity securities in our portfolio at fair value as determined in good faith by our Board of Directors pursuant to valuation procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We are required by the 1940 Act to value specifically each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that our securities have appreciated in value. Our valuations, although stated as a precise number, are necessarily within a range of values that vary depending on the significance attributed to the various factors being considered.

We use the Black-Scholes option pricing model to determine the fair value of warrants held in our portfolio. Option pricing models, including the Black-Scholes model, require the use of subjective input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. In the Black-Scholes model, variations in the expected volatility or expected term assumptions have a significant impact on fair value. Because the securities underlying the warrants in our portfolio are not publicly traded, many of the required input assumptions are more difficult to estimate than they would be if a public market for the underlying securities existed.

Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value that we assign to our investments may differ from the values that would have been used had an efficient market existed for the investments, and the difference could be material. Any changes in fair value are recorded in our consolidated statements of operations as a change in the "Net (decrease) increase in unrealized appreciation on investments."

In the venture capital industry, even when a portfolio of early-stage, high-technology venture capital investments proves to be profitable over the portfolio's lifetime, it is common for the portfolio's value to undergo a so-called "J-curve" valuation pattern. This means that when reflected on a graph, the portfolio’s valuation would appear in the shape of the letter "J," declining from the initial valuation prior to increasing in valuation. This J-curve valuation pattern results from write-downs and write-offs of portfolio investments that appear to be unsuccessful, prior to write-ups for portfolio investments that prove to be successful. Because early-stage companies typically have negative cash flow and are by their nature inherently fragile, a valuation process can more readily substantiate a loss of value than an increase in value. Even if our venture capital investments prove to be profitable in the long run, such J-curve valuation patterns could have a significant adverse effect on our net asset value per share and the value of our common stock in the interim. Over time, as we continue to make additional investments, this J-curve pattern may be less relevant for our portfolio as a whole, because the individual J-curves for each investment, or series of investments, may overlap with previous investments at different stages of their J-curves.

Changes in valuations of our privately held, early stage companies tend to be more volatile than changes in prices of publicly traded securities.

Investments in privately held, early stage companies are inherently more volatile than investments in more mature businesses. Such immature businesses are inherently fragile and easily affected by both internal and external forces. Our portfolio companies can lose much or all of their value suddenly in response to an internal or external adverse event. Conversely, these immature businesses can gain suddenly in value in response to an internal or external positive development. Moreover, because our ownership interests in such investments are valued only at quarterly intervals by our Board of Directors, changes in valuations from one valuation point to another tend to be larger than changes in valuations of marketable securities which are revalued in the marketplace much more frequently, in some highly liquid cases, virtually continuously.

We expect to continue to experience material write-downs of securities of portfolio companies.

Write-downs of securities of our privately held companies have always been a by-product and risk of our business. We expect to continue to experience material write-downs of securities of privately held portfolio companies. Write-downs of such companies occur at all stages of their development. Such write-downs may increase in dollar terms, frequency and as a percentage of our net asset value as our investment activity in privately held companies continues to increase, and the number of such holdings in our portfolio continues to grow.

We do not choose investments based on a strategy of diversification and the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2008, over 30% of the Company's asset value resulted from a single portfolio holding and over 75%, from three portfolio holdings.

We are dependent upon our chief executive officer for future success.

Our future success to a significant extent depends on the continued service of Michael Queen, our chief executive officer.  The departure of Mr. Queen could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on Mr. Queen or any of our other officers or employees.

We will need to hire additional employees as the size of our portfolio increases.

We anticipate that it will be necessary for us to add additional professionals with expertise in venture capital and administrative and support staff to accommodate the increasing size of our portfolio. There is competition for highly qualified personnel. We may not be successful in our efforts to recruit and retain highly qualified personnel because we may not be able to afford the expense of such personnel.

The market for venture capital investments is highly competitive.

We face substantial competition in our investing activities from many competitors, including but not limited to: private venture capital funds; investment affiliates of large industrial, technology, service and financial companies; small business investment companies; hedge funds; wealthy individuals; and foreign investors. Many sources of funding compete for a small number of attractive investment opportunities. Hence, we face substantial competition in sourcing good investment opportunities on terms of investment that are commercially attractive.

Regulations governing the operations of a business development company affect how we raise additional capital.

Under the provisions of the 1940 Act, we are is permitted to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our portfolio assets declines, we may be unable to satisfy this test. In the event that happens, we may be required to sell a portion of our investments and, depending on the nature of our Company's leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Also, we may invest 70% of our assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash.

Generally, we cannot issue and sell our common stock at a price below net asset value per share. We may, however, in certain instances, sell our common stock, warrants, options or rights to acquire our common stock, at prices below the current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of our Company and our stockholders approve such sale. In any such case, the price at which our Company's securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount).

We operate in a heavily regulated environment, and changes to, or non-compliance with, regulations and laws could harm our business.

We are subject to substantive SEC regulations as a business development company. Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance, valuation and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and new federal accounting standards, are creating additional expense and uncertainty for publicly held companies in general, and for business development companies in particular. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our efforts to comply with evolving laws, regulations and standards have and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further,  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed. Also, as business and financial practices continue to evolve, they may render the regulations under which we operate less appropriate and more burdensome than they were when originally imposed. This increased regulatory burden is causing us to incur significant additional expenses and is time consuming for our management, which could have a material adverse effect on our financial performance.

Market prices of our common stock will continue to be volatile.

We expect that the market price of our common stock price will continue to be volatile. The price of our common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	stock market and capital markets conditions;

•	internal developments in our Company with respect to our personnel, financial condition and compliance with all applicable regulations;

•	announcements regarding any of our portfolio companies;

•	general economic conditions and trends; and/or

•	departures of key personnel.

We will not have control over many of these factors, but expect that our stock price may be influenced by them. As a result, our stock price may be volatile, and you may lose all or part of your investment.

Our quarterly results fluctuate and are not indicative of future quarterly performance.

Our quarterly operating results fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we and our portfolio companies encounter competition in our markets and general economic and capital markets conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Investing in our stock is highly speculative and an investor could lose some or the entire amount invested.

Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and technology and very small capitalization companies in particular. Because of our focus on the technology and very small capitalization sectors, and because we are a very small capitalization company ourselves, our stock price is especially likely to be affected by these market conditions. General economic conditions and general conditions in our portfolio companies’ industries may also affect the price of our common stock.

Risks Related To The Illiquidity Of Our Investments.

We invest in illiquid securities and may not be able to dispose of them when it is advantageous to do so, or ever.

Most of our investments are or will be equity or equity-linked securities acquired directly from small companies. These equity securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of equity securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the values recorded for such investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company. If we are unable to sell our assets at opportune times, we might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors our Board of Directors will consider in determining fair value of portfolio securities. Moreover, even investments in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which we invest tend to be thin and usually cannot accommodate large volume trades.

Unfavorable economic conditions and regulatory changes could impair our ability to engage in liquidity events.

Our business of making private equity investments and positioning our portfolio companies for liquidity events might be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand in the public equities markets. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for smaller companies to successfully securities offerings of their equity securities, and such reforms have increased the expense and legal exposure of being a public company. Slowdowns in the equities markets may also have an adverse effect on the frequency and prices of acquisitions of privately held companies. A lack of merger and/or acquisition opportunities for privately held companies also may have an adverse effect on the ability of these companies to raise capital from private sources. Public equity market response to smaller companies is uncertain. An inability to engage in liquidity events could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our portfolio.

The returns on our investments in our portfolio companies that become publicly traded are uncertain.

When the securities of our portfolio companies become publicly traded, those securities,  are considered unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time. The market price of securities that we hold may decline substantially before we are able to sell these securities. The market for unseasoned stocks less liquid than they might be otherwise., especially those traded in the over-the-counter markets.

Risks Related To The Companies In Our Portfolio.

Investing in small, private companies involves a high degree of risk and is highly speculative.

A substantial portion of our assets consist of securities holdings in privately held development stage or start-up companies, the securities of which are inherently illiquid. These businesses tend to lack management depth, to have limited or no history of operations and to have not attained profitability. Because of the speculative nature of these investments, these securities have a significantly greater risk of loss than traditional investment securities. Some of our portfolio company holdings are likely to be complete losses or unprofitable, and some will never realize their potential. We have been and will continue to be risk seeking rather than risk averse in our approach to acquiring securities in portfolio companies. Neither our investments nor an investment in our common stock is intended to constitute a balanced investment program.

We may invest in companies working with technologies or intellectual property that currently have few or no proven commercial applications.

Nanotechnology, in particular, is a developing area of technology, of which much of the future commercial value is unknown, difficult to estimate and subject to widely varying interpretations. There are as of yet relatively few nanotechnology-enabled products commercially available. The timing of additional future commercially available nanotechnology products is highly uncertain.

Our portfolio companies may not successfully develop, manufacture or market their products.

The technology of our portfolio companies is oftentimes new and in many cases unproven. Their potential products require significant and lengthy product development, manufacturing and marketing efforts. To date, many of our portfolio companies have not developed any commercially available products. In addition, our portfolio companies may not be able to manufacture successfully or to market their products in order to achieve commercial success. Further, the products may never gain commercial acceptance. If our portfolio companies are not able to develop, manufacture or market successful products, they will be unable to generate product revenue or build sustainable or profitable businesses.

Our portfolio companies working with proprietary technology may be particularly susceptible to intellectual property litigation.

The ownership of intellectual property of our portfolio companies may be subject to intellectual property disputes and litigation. Any litigation over the ownership of, or rights to, any of our portfolio companies’ technologies or products could have a material adverse effect on those companies’ values.

Unfavorable general economic conditions, as well as unfavorable conditions specific to the venture capital industry or a segment of portfolio companies, could result in the inability of our portfolio companies to access additional capital, leading to financial losses in our portfolio.

Our portfolio companies are susceptible to economic slowdowns or recessions. An economic slowdown or adverse capital or credit market conditions may affect the ability of any or all of our portfolio companies to raise additional capital from venture capital or other sources or to engage in a liquidity event such as spin-off or merger. Certain portfolio companies may have a harder time accessing capital if their industries are out of favor. Adverse economic, capital or credit market conditions may lead to financial losses in our portfolio.

The value of our portfolio could be adversely affected if the technologies utilized by our portfolio companies are found, or even rumored or feared, to cause health or environmental risks, or if legislation is passed that limits the commercialization of any of these technologies.

Debate regarding the production of materials that could cause harm to the environment or the health of individuals could raise concerns in the public’s perception of certain of our portfolio companies, not all of which might be rational or scientifically based. Certain of our portfolio companies’ technology may be the subject of health and environmental impact research. If health or environmental concerns about such technology were to arise, whether or not they had any basis in fact, our portfolio companies might incur additional research, legal and regulatory expenses, and might have difficulty raising capital or marketing their products. Government authorities could, for social or other purposes, prohibit or regulate the use of such technology. Legislation could be passed that could circumscribe the commercialization of any of these technologies.

Investing in privately held companies may be riskier than investing in publicly traded companies due to the lack of available public information.

We frequently invest in privately-held companies that may be subject to higher risk than investments in publicly traded companies. Generally, little public information exists about privately held companies, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential risks and returns involved in investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose some or all of the money we invest in these companies. These factors could subject our Company to greater risk than investments in publicly traded companies and negatively affect investment returns.

Risks Related to Our Common Stock.

Our shares might trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value and during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value. The possibility that our shares will trade at discounts from net asset value or at premiums that are unsustainable over the long term are risks separate and distinct from the risk that our net asset value per share will decrease. The risk of purchasing shares of a business development company that might trade at a discount or unsustainable premium is more pronounced for investors who wish to sell their shares in a relatively short period of time because, for those investors, realization of a gain or loss on their investments is likely to be more dependent upon changes in premium or discount levels than upon increases or decreases in net asset value per share. Our common stock may not trade at a price higher than or equal to net asset value per share.

Rules related to low-priced equity securities may make it harder for you to sell our common stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules.

Our common stock trades on the OTC Bulletin Board which may make it more difficult for you to sell your stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol “UCMT,” and it has a limited trading market. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock, your ability to sell your Company common stock, or the prices at which you may be able to sell your Company common stock.

Our Board of Directors may grant stock options to our employees pursuant to our Company's Equity Incentive Plan. When exercised, these options may have a dilutive effect on existing shareholders.

In accordance with our Company’s Equity Incentive Plan, our Board of Directors grants options from time to time to our employees. When options are exercised, net asset value per share will decrease if the net asset value per share at the time of exercise is higher than the exercise price. Alternatively, net asset value per share will increase if the net asset value per share at the time of exercise is lower than the exercise price. Therefore, existing shareholders will be diluted if the net asset value per share at the time of exercise is higher than the exercise price of the options. Even though issuance of shares pursuant to exercises of options increases our Company's capital, and regardless of whether such issuance results in increases or decreases in net asset value per share, such issuance results in existing shareholders owning a smaller percentage of the shares outstanding.

Item 1B.

Unresolved Staff Comments.

Not Applicable.

Item 2.

Properties.

Our Company leases on a month-to-month basis approximately 1,200 square feet of office space at 2601 Annand Drive, Suite 16, Wilmington, Delaware where we conduct our operations.  Monthly rent for the space is $1,400.

Item 3.

Legal Proceedings.

Other than as described below, the Company is a party to certain proceedings incidental to the ordinary course of its business, none of which, in the current opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

McCrae Associates LLC Lawsuit

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

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova (plaintiff) filed a lawsuit in Philadelphia County, Court of Common Pleas against Defendants Lightwave Logic, Inc., (formerly Third-Order Nanotechnologies, Inc.), PSI-TEC Holdings, Inc (which subsequently merged into Lightwave Logic, Inc.) and Universal Capital Management, Inc.

The lawsuit was dismissed in May 2008 against all defendants with Lightwave Logic, Inc. making a payment $47,500 to the plaintiff.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of Company stockholders.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock has been traded on the OTC Bulletin Board since June 15, 2006.  The Company’s Common Stock trades under the symbol “UCMT”.

Market Information

	High		Low
	Bid	Asked	Bid	Asked
Fiscal Year Ended April 30, 2007
First Quarter	$4.35	$4.45	$0.00	$0.00
Second Quarter	$4.03	$4.30	$1.05	$1.12
Third Quarter	$1.58	$1.65	$0.65	$1.00
Fourth Quarter	$1.85	$1.98	$1.03	$1.24

Fiscal Year Ended April 30, 2008
First Quarter	$1.65	$1.70	$0.63	$0.70
Second Quarter	$0.99	$1.01	$0.67	$0.74
Third Quarter	$0.94	$0.97	$0.46	$0.50
Fourth Quarter	$1.18	$1.24	$0.47	$0.55

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions

Holders

As of July 30, 2008, the Company had approximately 631 holders of record of its Common Stock.

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

Dividends

Our Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future.  Since our inception, we  have never declared or paid any cash dividends on its Common Stock.  Any determination to pay dividends in the future is at the discretion of our Company’s Board of Directors and will depend upon our financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. However, we may from time to time distribute shares or interests in portfolio companies.  On July 24, 2006, we declared a dividend payable in the shares of the common stock of one of our portfolio companies, Theater Xtreme Entertainment Group, Inc. (“Theater”).  The dividend was payable to our shareholders of record at the close of business on July 31, 2006, and was distributed on August 11, 2006.  The dividend consisted of 0.055 shares of the common stock of Theater for each share of Company common stock owned on the record date or 299,064 Theater shares in the aggregate.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2008.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	125,000	$ 2.00	1,875,000
Equity compensation plans not approved by security holders	--	--	---
Total	125,000	$ 2.00	1,875,000

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and we have reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.

Purchases and Sales of Company Common Stock

The following table sets forth for the calendar months indicated, information regarding sales of the Company’s common stock:

Securities Sold	Date Sold	Number of Shares Sold (a)	Purchasers	Consideration Paid Per Share (b)	Aggregate Offering Price	Securities Act Exemption Claimed

Common Stock Par Value at $0.001 per share	July 31, 2007 through July 29, 2008	564,446	7 Investors	$0.75	$423,337	Sections 4 (2)

		564,446

________________________________________________

(a)

No underwriter or broker-dealer participated in the sale

(b)

All cash proceeds were used to invest in portfolio companies or to pay routine operating expenses

 The Company did not repurchase any shares of common stock during the fiscal year covered by this report.

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total return during the period from April 30, 2005 to April 30, 2008, for the Company’s common stock, the Company’s Peer Group and the Russell Microcap Index. This graph assumes the investment of $100 in the Company’s common stock, the Company’s Peer Group and the stock in the companies comprising the [index] on April 30, 2005 and the reinvestment of all dividends.

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K.  The following selected information is taken from those financial statements:

Form 10-K. The following selected information is taken from those financial statements:

	Fiscal Year Ended April 30, 2008	Fiscal Year Ended April 30, 2007	Fiscal Year Ended April 30, 2006	Period from August 16, 2004(Inception Date) To April 30, 2005
Net Sales	$3,845,715	$3,294,637	$894,745	$211,250
Total Assets	$8,265,499	$6,736,345	$3,546,337	$3,010,892
Gross Profits (a)	$3,845,715	$3,294,637	$894,745	$211,250
Profit (Loss) (b)	$2,681,514	$1,047,883	$(96,057)	$(524,813)
Net Assets	$5,599,232	$4,097,464	$2,243,790	$2,296,038
Net Increase (Decrease) in Net Assets	$1,501,768	$1,853,674	$(52,248)	$2,296.038
Profit/(Loss) Per Share(b)	$0.47	$0.19	$(0.02)	$(0.11)
Net Increase (Decrease) in Net Assets Per Share	$0.26	$0.34	$0.46	$0.48

_______________________________________

(a)

Sales less costs and expenses associated directly with or allocated to products or services rendered.

(b)

Before extraordinary items and cumulative effect of a change in accounting

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion contains forward-looking statements.  The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our Company’s current views with respect to future events and financial performance and involve risks and uncertainties.  Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.  Readers should not place undue reliance on these forward-looking statements.

The following discussion is qualified by reference to, and should be read in conjunction with our Company’s financial statements and the notes thereto.

Our Company is a public venture capital company. Our primary business is to invest in emerging growth companies.  Our Company intends to assist these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth.  Management is devoting most of its efforts to general business planning, raising capital, and seeking appropriate investments.

Our Company’s primary investment objective is to increase its net assets by adding value to the portfolio companies and thus, increasing stockholder value. Management believes that our Company will be able to achieve these objectives by concentrating on investments in companies which are most likely to benefit from management's expertise in finance, strategic planning, operations, and technology.

The income that our Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the disposition proceeds of these portfolio securities will most likely make up most of our Company’s cash revenues.

Consequently, our Company’s success or failure will depend on investing in companies which appreciate in value more than other companies in which our Company invests depreciate in value. There is no assurance that we will be able to do so.

Pursuant to the requirements of the Investment Company Act of 1940, as amended, our Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by our Company for which market quotations are not readily available. In making its determination, our Board of Directors may consider valuation appraisals provided by independent financial experts.  We expect to pay a professional fee each time such a valuation is provided.  With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

Our Board of Directors bases its determination of value on, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, the type of securities, the nature of the business of the portfolio company, the marketability of the securities, the market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly traded companies in the same or similar industries, current financial conditions and operating results of the portfolio company, sales and earnings growth of the portfolio company, operating revenues of the portfolio company, competitive conditions, and current and prospective conditions in the overall economy and the equity markets.

Without a readily recognized market value, the estimated value of some portfolio securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for such equity securities.

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ended April 30, 2008	At and for the Year Ended April 30, 2007

Total Assets	$8,265,499	$6,736,345
Net Assets	$5,599,232	$4,097,464
Net Asset Value Per Share	$0.98	$0.75
Net Unrealized Appreciation/(Depreciation) On Investments	$1,498,262	($406,953)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2008 were primarily attributable to:

•

The net unrealized appreciation on investments of $1,498,262 mainly due to an increase in the value of the shares of Lightwave Logic, Inc., the addition of two new portfolio companies, Dominion Capital Management Corporation and Vystar, offset by a decrease in the value of the shares of Theater Xtreme Entertainment Group, Inc., SIVOO Holdings, Inc., Neptune Industries, Inc., and Gelstat Corporation and the sale of Extreme Visual Technologies, Inc. common stock.

•

Lightwave Logic, Inc. (“LWLG”), formerly Third-Order Nanotechnologies, Inc., average valuation on restricted and unrestricted shares increased from $0.68 to $2.55 per share during the year ended April 30, 2008.  During the year ended April 30, 2008, we sold 305,000 shares for a sales price of $357,016 with a cost of $644,900 for a realized loss of $287,884.  Our investment in LWLG common stock had a net unrealized appreciation $1,763,150 for the year ended April 30, 2008.  In exchange for management services, we received a warrant to purchase 400,000 shares of LWLG common stock for a value of $332,000 at February 28, 2008.  This warrant was valued at $1,024,000 at April 30, 2008 for a net unrealized appreciation of $692,000.  The warrant to purchase 500,000 shares of LWLG common stock had a value of $1,184,000 at April 30, 2008, compared to $415,000 at April 30, 2007 for a net unrealized appreciation of $769,000.

•

We entered into a management contract with a new portfolio company, Vystar Corporation on January 31, 2008.  A warrant was received in January 2008 and had a value of $1,661,000 at April 30, 2008 compared to $1,991,000 at the time of issuance for a net unrealized depreciation of $330,000.  A warrant was received on April 30, 2008 valued at $193,000.

•

We entered into a management contract with a new portfolio company, Dominion Capital Management Corporation on April 30, 2008.  A warrant was received on April 30, 2008 valued at $5,000.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.79 to $0.21 per share during the year ended April 30, 2008.  We sold 389,900 shares of SIVO for a sales price of $157,683 with a cost of $104,975 for a realized gain of $52,708.  Our investment in SIVOO common stock had a net unrealized depreciation of $212,630 for the year ended April 30, 2008.  We received a warrant to purchase 405,000 shares during March 2008, valued at $206,202.  This warrant was valued at $129,000 for the year ended April 30, 2008, for a net unrealized depreciation of $77,202. Our investment in SIVOO warrants were valued at $112,000 at April 30, 2008 compared to $308,000 at April 30, 2007 for a net unrealized depreciation of $196,000 for the year ended April 30, 2008.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.61 to $0.15 per share during the year ended April 30, 2008.  During the year ended April 30, 2008, we sold 500,000 shares a sales price of $324,000 with a cost of $344,290 resulting in a realized loss of $20,290.  A warrant was received in July 2007 and had a value of $75,000 at April 30, 2008 compared to $277,000 at the time of issuance for a net unrealized depreciation of $202,000.  During July 2007, 650,000 shares of common stock were acquired for a services valued at $396,500.  Our investment in TXEG common stock had a net unrealized depreciation of $339,911 for the year ended April 30, 2008.

•

Gelstat Corporation (“GSAC”) average valuation on restricted and unrestricted shares decreased from $0.07 to $0.03 per share during the year ended April 30, 2008.  Our investment in GSAC common stock has a net unrealized depreciation of $343,357 for the year ended April 30, 2008.

•

Neptune Industries (“NPDI”) average valuation on restricted and unrestricted shares decreased from $0.43 to $0.25 per share during the year ended April 30, 2008.  Our investment in NPDI common stock has a net unrealized depreciation of $8,095 for the year ended April 30, 2008.

•

Extreme Visual Technologies, Inc. (“EVT”) was determined during the April 2008 to be valued at $0 and the 2,000,0000 shares were sold to an investor for $200 on April 30, 2008.  This resulted in a long-term recognized loss of $1,813,687.

•

The decrease in accounts payable and accrued expenses of approximately $50,000.

•

The increase in accrued interest of approximately $61,000.

•

The decrease in current income taxes payable of $290,000.

•

The conversion of notes payable and accrued interest of $222,508 into shares of our Company’s common stock.

•

The advances from shareholder of $150,000.

•

The decrease in deferred revenue of approximately $384,000 which is due mainly to an increase of deferred revenue of $3,400,700 (Lightwave Logic, Inc. which we are to earn over a twelve month period beginning February 28, 2008 of $332,000, the increase in deferred revenue for Vystar Corporation which we are to earn over a three month period beginning January 31, 2008 of $1,991,000 and $193,000 over a twelve month period beginning April 30,  2008, the increase in deferred revenue for Theater Xtreme Entertainment Group, Inc. of $673,500 over a twelve month period beginning July 1, 2007, the increase in deferred revenue for SIVOO, Inc. of $206,200 to be earned over a two month period beginning February 28, 2008 and the increase in deferred revenue of

$5,000 for Dominion Capital to be earned over a three month period beginning April 30, 2008), offset by a decrease in deferred revenue of approximately $3,784,000 ($1,991,000 for Vystar Corporation, $829,000 for Lightwave Logic, Inc., $561,000 for Theater Xtreme Entertainment Group, Inc., $197,000 for Extreme Visual technologies, Inc., $206,000 for SIVOO Holdings, Inc.) which was earned.

•

The decrease in the deferred tax asset of approximately $383,000.

•

The increase in the deferred tax liability of approximately $741,000.

•

The addition to Net Capital of $281,744 which consists of the following:

o

The sale of 66,667 shares of our Company’s common stock for proceeds of $50,000

o

Option-based compensation expense of $9,336

o

The conversion of notes payable with accrued interest into 297,779 shares of our Company’s common stock at a value of $222,508

o

100,000 shares of our Company’s common stock that was originally issued in August 2004 (prior to our BDC election) for consulting services that were not performed were cancelled for a value of $100

Our unrealized appreciation (depreciation) varies significantly from year to year as a result of the wide fluctuation in the value of the Company’s portfolio securities. For example, we enjoyed a cumulative unrealized gain of $3,291,150 on its holdings of Lightwave Logic, Inc. for the year ended April 30, 2008 compared to a cumulative unrealized loss of $281,000 for the year ending April 30, 2007 as a result of an increase of $1.87 in the value of the portfolio shares during such time period, the sale of 305,000 shares of Lightwave Logic, Inc. and the addition of a warrant to purchase 400,000 shares of Lightwave Logic, Inc. to the portfolio. By contrast we suffered a cumulative unrealized loss of $541,911 on its holdings of Theater Xtreme Entertainment Group, Inc. for the year ended April 30, 2008 compared to an unrealized loss of $45,257 for the year ended April 30, 2006.

We had cumulative unrealized appreciation of $1,883,330 at April 30, 2008 compared to cumulative unrealized appreciation of $385,067 at April 30, 2007.

At April 30, 2008 and April 30, 2007, $8,002,795 or approximately 96.8% and $6,011,882 or approximately 89.2% of our assets, respectively, consisted of investments, of which net unrealized gains before the income tax effect were $1,883,330 and $385,067, respectively.  Deferred tax asset (liability) have been estimated at approximately ($741,000) and $383,000, respectively.

Results of Operations

Our financial statements have been prepared in conformity with the United States generally accepted accounting principles.  On this basis, the principal measure of a Company's financial performance is the net increase in net assets. Net assets comprise (i) income from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Our Company expenses include salaries and wages (but salaries did not accrue until November 15, 2004), professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

Year ended April 30, 2008 compared to the year ended April 30, 2007 and April 30, 2006

For the year ended April 30, 2008 we had revenue for services in the amount of $3,845,715 compared to $3,294,637 for the year ended April 30, 2007 and $894,795 for the year ended April 30, 2006.  Approximately 98% of our revenue for services was received in the form of equity securities for the year ended April 30, 2008 compared to approximately 97% for the year ended April 30, 2007 and approximately 99% for the year ended April 30, 2006.

 Total operating expenses for the year ended April 30, 2008 were $1,164,201, the principal components of which were professional fees of $854,132, of which $557,991 represents investor relations expense, approximately $213,754 of legal expense, and approximately $61,705 auditing and accounting expense.  Additionally, principal components of operating expenses include $105,104 for payroll which includes $9,336 of option based compensation expense, $76,821 of insurance expense and $26,146 of travel and entertainment expense.  By comparison, total operating expenses for the year ended April 30, 2007 were $2,246,754, the principal components of which were professional fees of $1,279,295, payroll expense of $706,934, insurance expense of $68,410, and travel and entertainment expenses of $48,337.  By comparison, total operating expenses for the year ended April 30, 2006 were $990,802, the principal components of which were payroll of $508,632, professional fees of $240,640, insurance of $73,124 and travel and entertainment of $60,437.

We realized a profit from operations of $2,681,514 for the year ended April 30, 2008 compared to $1,047,883 for the year ended April 30, 2007 and a loss from operations of ($96,057) for the year ended April 30, 2006.

Our Company had net cumulative unrealized appreciation of $1,883,330 at year end April 30, 2008, compared to a cumulative unrealized appreciation of $385,067 at year end April 30, 2007 and a cumulative unrealized appreciation of $792,020 at year end April 30, 2006.

Our company had a recognized loss of $2,069,152 for the year ended April 30, 2008.  This loss consists of $1,813,687 for the sale of 2,000,000 shares of Extreme Visual Technologies for $200 with a cost of $1,813,887, $287,884 for the sale of 305,000 shares of Lightwave Logic, Inc. for $357,016 with a cost of $644,900 and $20,290 for the sale of 500,000 shares of Theater Xtreme for $324,000 with a cost of $344,290, offset by a gain of $52,708 for the sale of 389,900 shares of SIVOO, Inc. for $157,683 with a cost of $104,975.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions to obtain liquidity.  Our Company only had about $20,779 of cash at April 30, 2008.  Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. We have borrowed $425,000, on a short term basis, from noteholders, of which $200,000 has been converted to equity as of April 30, 2008, and $300,000 in advances from  shareholders. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate. Under the Investment Company Act of

1940, as amended, our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

Our Company raised an additional $200,000 in capital through a private offering through July 2008.

At this time, our Company does not plan to dispose of any of its current portfolio securities to meet operational needs. However, despite our plans, the Company may be forced to dispose of a portion of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

Critical Accounting Policies

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

Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standard of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended), using the modified prospective method as permitted under SFAS 123(R).  Under this transition method, compensation cost recognized in the first quarter of fiscal 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of April 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the prior periods have not been restated.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Our Company’s business activities contain elements of risk.  Neither our investments nor an investment in us is intended to constitute a balanced investment program.

A substantial portion of our assets is comprised of private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Even when our private equity investments become publicly traded, the market for the unseasoned publicly traded securities may be relatively illiquid.

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by or under the direction of our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Item 8.

Financial Statements and Supplementary Data.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.

Controls and Procedures.

Item 9A (T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: As of April 30, 2008, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Michael D. Queen, the principal executive officer of the Company, and Joseph Drennan, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2008.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

Limitations on Controls:  Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to company internal controls:  In our opinion, there were no material changes in our Company's internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Assets and Liabilities as of April 30, 2008 and April 30, 2007

Schedule of Investments as of April 30, 2008

Statement of Operations for the years ended April 30, 2008, April 30, 2007 and April 30, 2006 5.

Statement of Changes in Net Assets for the years ended April 30, 2008, April 30, 2007 and April 30, 2006

Statement of Cash Flows for the years ended April 30, 2008, April 30, 2007 and April 30, 2006

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.
(Registrant)

August 1, 2008

	By:	/s/ MICHAEL D. QUEEN
Michael D. Queen, President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL D. QUEEN	President and Director	August 1, 2008
Michael D. Queen	(principal executive officer)

/s/ JOSEPH DRENNAN	Vice President and Director	August 1, 2008
Joseph Drennan	(principal financial officer)

/s/ CHARLES E. HOOVER	Vice President and Director	August 1, 2008
Charles E. Hoover

/s/ STEVEN P. PRUITT, JR.	Director	August 1, 2008
Steven P. Pruitt, Jr.

/s/ THOMAS M. PICKARD, SR.	Director	August 1, 2008
Thomas M. Pickard, Sr.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2008, 2007 AND 2006

UNIVERSAL CAPITAL MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Universal Capital Management, Inc.

Wilmington, DE

We have audited the accompanying statements of net assets of Universal Capital Management, Inc. as of April 30, 2008 and 2007, including the schedule of investments as of April 30, 2008, and the related statements of operations, changes in net assets and cash flows, and the financial highlights (contained in Note 12 to the financial statements) for each of the three years in the period ended April 30, 2008.  These financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. as of April 30, 2008 and 2007, and the results of its operations, its cash flows, changes in net assets and financial highlights for each of the three years in the period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

July 28, 2008

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	April 30, 2008	April 30, 2007
ASSETS
Investments in securities, at fair value
Non-affiliates (cost: $2,306,513 and $2,285,203)	$4,697,675	$1,618,296
Affiliates (cost: $3,812,952 and $3,341,612)	3,305,120	4,393,586
Total Investments in Securities	8,002,795	6,011,882

Cash and cash equivalents	20,779	110,739
Receivables
Notes receivable - non-affiliates	116,208	107,272
Note receivable - affiliates	27,005	-
Receivables - non-affiliates	27,416	18,773
Due from non-affiliates	2,200	13,895
Due from affiliates	51,459	40,239
Total Receivables	224,288	180,179

Prepaid expenses	10,157	41,166
Property and equipment, net	6,380	8,279
Deferred tax asset	-	383,000
Rent deposit	1,100	1,100
TOTAL ASSETS	$8,265,499	$6,736,345
LIABILITIES
LIABILITIES
Accounts payable	$276,800	$314,431
Accrued expenses	76,000	88,821
Current income taxes payable	375,000	665,000
Advances from shareholders	300,000	150,000
Notes payable	225,000	425,000
Accrued interest	85,551	25,041
	1,338,351	1,668,293
Deferred revenue
Non-affiliates	393,916	773,333
Affiliates	193,000	197,255
Total Deferred Revenue	586,916	970,588

Deferred income taxes	741,000	-

TOTAL LIABILITIES	2,666,267	2,638,881

NET ASSETS	$5,599,232	$4,097,464
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	4,199,246	3,943,802
Distributable earnings	1,399,986	153,662

NET ASSETS	$5,599,232	$4,097,464

Equivalent per share value based on 5,702,720 shares of capital stock outstanding as of April 30, 2008 and 5,438,274 shares of
capital stock outstanding as of April 30, 2007	$0.98	$0.75

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

APRIL 30, 2008

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at April 30, 2008		Cost	April 30, 2008	Gain / (Loss)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5) common stock expiring January 31, 2013	Natural rubber latex products	20.76%	1,000,000	(2)	$1,991,000	$1,661,000	$(330,000)
Warrant to purchase 500,000 shares of Vystar Corporation (5) common stock expiring April 30, 2013	Natural rubber latex Products	2.41%	500,000	(2)	193,000	193,000	-
Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	12.50%	2,000,000	(2)	1,000,000	1,000,000	-
SIVOO Holdings, Inc.	High speed internet media	0.78%	340,000	(2)	170,000	62,560	(107,440)
		1.82%	634,501	(4)	251,125	145,935	(105,190)
Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.86%	250,000	(2)	-	69,000	69,000
150,000 warrants expiring November 14, 2011		0.54%	150,000	(2)	-	43,000	43,000
405,000 warrants expiring February 28, 2013		1.61%	405,000	(2)	206,202	129,000	(77,202)
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		41.30%			3,812,952	3,305,120	(507,832)
Non-affiliated Securities
Lightwave Logic, Inc.(6)	Plastics engineering	28.52%	895,000	(4)	519,100	2,282,250	1,763,150
Warrant to purchase 500,000 shares of Lightwave Logic, Inc.(6) common stock expiring February 28, 2012	Plastics engineering	14.79%	500,000	(2)	348,000	1,184,000	836,000
Warrant to purchase 400,000 shares of Lightwave Logic, Inc.(6) common stock expiring February 28, 2013	Plastics engineering	12.80%	400,000	(2)	332,000	1,024,000	692,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales and installation	1.36%	725,844	(4)	448,788	108,877	(339,911)
Warrant to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc. common stock expiring July, 2012	Home theater sales and installation	0.94%	500,000	(2)	277,000	75,000	(202,000)
Neptune Industries, Inc.	Seafood production	0.15%	47,619	(4)	20,000	11,905	(8,095)
Gelstat Corporation	Consumer health care	0.08%	221,429	(4)	350,000	6,643	(343,357)
Dominion Capital Management Corporation (3)	SBA lending	0.06%	1,000,000	(2)	5,000	5,000	-
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	-	(6,625)
Total Non-Affiliated Securities		58.70%			2,306,513	4,697,675	2,391,162
Total Securities		100.00%			$6,119,465	$8,002,795	$1,883,330

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company”.

(2)

Restricted shares - illiquid securities; total illiquid securities of $5,321,185 make up 97.0% of total net assets as of April 30, 2008

(3)

Private company - valued by the Board of Directors

(4)

Unrestricted shares - liquid securities

(5)

Private company -valued by an independent third-party

(6)

Formerly Third-Order Nanotechnologies, Inc.

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2008	April 30, 2007	April 30, 2006
INCOME
Management services
Non-affililiates	$1,596,119	$560,767	$719,000
Affiliates	2,188,255	2,636,079	166,667
Total Management Services	3,784,374	3,196,846	885,667

Interest income	10,941	22,791	78
Accounting services
Non-affililiates	44,000	36,000	-
Affiliates	6,400	39,000	9,000
Total Accounting Services	50,400	75,000	9,000
	3,845,715	3,294,637	894,745
COST AND EXPENSE
Bad debt	6,000	39,589	19,350
Depreciation	1,899	1,899	1,899
Dues and subscriptions	2,220	949	627
Fees and commissions	4,854	4,028	47,475
Insurance	76,821	68,410	73,124
Interest expense	34,907	25,659	3,222
License and permits	-	75	75
Marketing	-	-	400
Miscellaneous general and administrative	7,967	23,818	-
Office expenses and supplies	8,618	6,561	7,521
Payroll and payroll taxes	105,104	706,934	508,632
Postage, delivery and shipping	3,886	4,441	3,447
Professional fees	854,132	1,279,295	240,640
Rent	16,800	16,800	16,600
Taxes - Other	6,384	8,841	-
Telephone	5,891	7,964	3,365
Travel and entertainment	26,146	48,337	60,437
Utilities	2,572	3,154	3,988
	1,164,201	2,246,754	990,802

INCOME (LOSS) FROM OPERATIONS	2,681,514	1,047,883	(96,057)
OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	-	343,924	-
Loss on sale of portfolio stock	(2,069,152)	(644,342)	-
Unrealized appreciation (depreciation) on investments	1,498,262	(406,953)	(1,376,456)
Interest expense	(26,300)	-	-
Penalties and interest	-	(76,000)	-
Income tax benefit (provision)	(838,000)	(214,000)	585,000
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$1,246,324	$50,512	$(887,513)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2008	April 30, 2007	April 30, 2006

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,246,324	$50,512	$(887,513)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	50,000	1,041,280	835,265
Common stock cancelled, services not performed	(100)	-	-
Conversion of notes payable to common stock	222,508	-	-
Share-based compensation expense	9,336	187,946	-
Stock options granted for operating expenses	-	447,000	-
Officers' deferred compensation contributed as capital	-	575,531	-
Dividend of portfolio stock	-	(448,595)	-
NET CAPITAL SHARE TRANSACTIONS	281,744	1,803,162	835,265

TOTAL INCREASE (DECREASE)	1,528,068	1,853,674	(52,248)

ADJUSTMENT FOR FIN 48	(26,300)	-	-

NET ASSETS, BEGINNING OF YEAR	4,097,464	2,243,790	2,296,038
NET ASSETS, END OF YEAR	$5,599,232	$4,097,464	$2,243,790

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2008	April 30, 2007	April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$1,246,324	$50,512	$(887,513)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	6,000	39,589	19,350
Purchase of investment securities	-	(170,000)	-
Gain on dividend of portfolio stock	-	(343,924)	-
Loss on sale of portfolio stock	2,069,152	644,438	-
Stock (received) granted for interest	22,508	(13,888)	-
Investment securities received in exchange for management services	(3,784,374)	(3,196,846)	(885,667)
Cancellation of shares for services	(100)	-	-
Depreciation expense	1,899	1,899	1,899
Stock based compensation expense	9,336	187,946	-
Stock options granted for operating expense	-	447,000	-
Officers' deferred compensation contributed as capital	-	575,531
Net unrealized (appreciation) depreciation on investments	(1,498,262)	406,953	1,376,456
Deferred income taxes	1,124,000	(451,000)	(539,000)
(Increase) decrease in assets
Due from portfolio companies	(14,643)	-	-
Miscellaneous receivables	11,695	(58,361)	7,745
Due from affiliates	(11,220)	(15,593)	(4,826)
Due from non-affiliates	-	(2,100)	(11,795)
Interest receivable	-	78	(78)
Prepaid expenses	31,008	(33,518)	1,723
Increase (decrease) in liabilities
Accounts payable	(37,630)	119,317	133,260
Accrued expenses	(12,821)	88,821	-
Accrued interest	34,210	25,041	-
Current income taxes payable	(290,000)	665,000	(46,000)
Net cash used in operating activities	(1,092,918)	(1,033,105)	(834,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	838,899	390,564	-
Interest receivable on notes - non-affiliates	(8,936)	(2,272)	-
Interest receivable on notes - affiliates	(2,005)	-	-
Loans for notes receivable	(25,000)	(45,000)	(75,000)
Net cash provided by (used) in investing activities	802,958	343,292	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	150,000	150,000	-
Proceeds from issuance of debt	-	425,000	-
Payment of subscription payable	-	(100,000)	-
Proceeds from issuance of common stock	50,000	241,280	835,265
Net cash provided by financing activities	200,000	716,280	835,265

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED APRIL 30, 2008, 2007 AND 2006

	For the Year Ending April 30, 2008	For the Year Ending April 30, 2007	For the Year Ending April 30, 2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,960)	26,467	(74,181)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	110,739	84,272	158,453

CASH AND CASH EQUIVALENTS - END OF YEAR	$20,779	$110,739	$84,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$5,000	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$3,400,702	$3,228,000	$1,825,100

Fin 48 for penalties and interest	$26,300	$-	$-

Conversion of notes payable to equity	$200,000	$-	$-

Exercise of stock options in exchange for investment services	$-	$800,000	$-

Exchange of interest on note receivable for securities	$-	$13,888	$-

Exchange of note receivable for shares of portfolio company	$-	$35,000	$-

Exchange of services for shares of portfolio company	$-	$36,000	$-

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

Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standard of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended), using the modified prospective method as permitted under SFAS 123(R).  Under this transition method, compensation cost recognized in the first quarter of fiscal 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of April 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the prior periods have not been restated.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and will become effective beginning with the first quarter of fiscal 2009.  The FASB has granted a one-year deferral for non-financial assets and liabilities to comply with this statement. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of fiscal 2009.  The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnotes disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R).  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement is effective for the Company beginning May 1, 2009 and will change the accounting for business combinations on a prospective basis.

Reclassifications

Certain reclassifications have been made to the April 30, 2007 statement of assets and liabilities to conform to the April 30, 2008 presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at April 30, 2008:

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at April 30, 2008		Cost	April 30, 2008	Gain / (Loss)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5) common stock expiring January 31, 2013	Natural rubber latex products	20.76%	1,000,000	(2)	$1,991,000	$1,661,000	$(330,000)
Warrant to purchase 500,000 shares of Vystar Corporation (5) common stock expiring April 30, 2013	Natural rubber latex Products	2.41%	500,000	(2)	193,000	193,000	-
Creative Energy Solutions, Inc. (3)	Develops alternative energy technologies	12.50%	2,000,000	(2)	1,000,000	1,000,000	-
SIVOO Holdings, Inc.	High speed internet media	0.78%	340,000	(2)	170,000	62,560	(107,440)
		1.82%	634,501	(4)	251,125	145,935	(105,190)
Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.86%	250,000	(2)	-	69,000	69,000
150,000 warrants expiring November 14, 2011		0.54%	150,000	(2)	-	43,000	43,000
405,000 warrants expiring February 28, 2013		1.61%	405,000	(2)	206,202	129,000	(77,202)
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		41.30%			3,812,952	3,305,120	(507,832)
Non-affiliated Securities
Lightwave Logic, Inc.(6)	Plastics engineering	28.52%	895,000	(4)	519,100	2,282,250	1,763,150
Warrant to purchase 500,000 shares of Lightwave Logic, Inc.(6) common stock expiring February 28, 2012	Plastics engineering	14.79%	500,000	(2)	348,000	1,184,000	836,000
Warrant to purchase 400,000 shares of Lightwave Logic, Inc.(6) common stock expiring February 28, 2013	Plastics engineering	12.80%	400,000	(2)	332,000	1,024,000	692,000
Theater Xtreme Entertainment Group, Inc.	Home theater sales and installation	1.36%	725,844	(4)	448,788	108,877	(339,911)
Warrant to purchase 500,000 shares of Theater Xtreme Entertainment Group, Inc. common stock expiring July, 2012	Home theater sales and installation	0.94%	500,000	(2)	277,000	75,000	(202,000)
Neptune Industries, Inc.	Seafood production	0.15%	47,619	(4)	20,000	11,905	(8,095)
Gelstat Corporation	Consumer health care	0.08%	221,429	(4)	350,000	6,643	(343,357)
Dominion Capital Management Corporation (3)	SBA lending	0.06%	1,000,000	(2)	5,000	5,000	-
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	-	(6,625)
Total Non-Affiliated Securities		58.70%			2,306,513	4,697,675	2,391,162
Total Securities		100.00%			$6,119,465	$8,002,795	$1,883,330

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company”.

(2)

Restricted shares - illiquid securities; total illiquid securities of $5,321,185 make up 97.0% of total net assets as of April 30, 2008

(3)

Private company - valued by the Board of Directors

(4)

Unrestricted shares - liquid securities

(5)

Private company -valued by an independent third-party

(6)

Formerly Third-Order Nanotechnologies, Inc.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS (CONTINUED)

Portfolio Companies consist of the following at April 30, 2007:

	Business	% of Portfolio	Number of Shares Held at April 30, 2007		Cost	Value at April 30, 2007	Unrealized Gain / (Loss)
Affiliated Securities (1)
Extreme Visual Technologies, Inc. (3)	Develops unique graphics	33.27%	2,000,000	(2)	$1,813,887	$2,000,000	$186,113
	imaging technologies
SIVOO, Inc.	High speed internet media	9.58%	800,000	(2)	385,000	576,000	191,000
		8.45%	564,401	(4)	141,100	507,961	366,861
Warrant to purchase 400,000 shares of SIVOO, Inc.	High speed internet media
250,000 shares expiring April 11, 2011		3.16%	250,000	(2)	-	190,000	190,000
150,000 shares expiring November 14, 2011		1.96%	150,000	(2)	-	118,000	118,000
Creative Energy Solutions, Inc. (3)	Develops alternative energy	16.63%	2,000,000	(2)	1,000,000	1,000,000	-
	technologies
BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		73.08%			3,341,612	4,393,586	1,051,974
Non-affiliated Securities
Lightwave Logic, Inc. (5)	Plastics engineering	11.31%	1,000,000	(2)	580,000	680,000	100,000
		2.26%	200,000	(4)	584,000	136,000	(448,000)
Warrant to purchase 500,000 shares of	Plastics engineering	6.90%	500,000	(2)	348,000	415,000	67,000
Lightwave. Logic, Inc. common stock expiring (5)
February 28, 2012
Theater Xtreme Entertainment Group, Inc.	Home theater sales and	5.84%	575,936	(4)	396,578	351,320	(45,258)
	installation
Neptune Industries, Inc.	Seafood production	0.34%	47,619	(4)	20,000	20,476	476
Gelstat Corporation	Consumer health care company	0.26%	221,429	(4)	350,000	15,500	(334,500)
IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(4)	6,625	-	(6,625)

Total Non-Affiliated Securities		26.92%			2,285,203	1,618,296	(666,907)
Total Securities		100.00%			$5,626,815	$6,011,882	$385,067

(1) Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2) Restricted shares - illiquid securities; total illiquid securities of $4,980,625 make up 121.55% of total net assets as of April 30, 2007

(3) Private company - valued by the Board of Directors

(4) Unrestricted shares - liquid securities

(5) Formerly Third-Order Nanotechnologies, Inc.

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

The Company adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on May 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $26,300 decrease to the May 1, 2007 balance of net assets.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES (CONTINUED)

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  The Company has accrued $52,600 at April 30, 2008 for the payment of any such interest and penalties.

Tax years from 2005 (initial tax year) through 2007 remain subject to examination by major tax jurisdictions.

The Income tax expense (benefit) for the years ended April 30, 2008, 2007 and 2006 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective rate differs from the U.S. Statuatory rate primarily due to the effect of state income taxes and for 2007 permanent tax difference due to expenses deducted for book purposes but not for tax purposes.

The income tax expense (benefit) consists of the following:

	April 30, 2008	April 30, 2007	April 30, 2006

Income taxes at U.S. Federal Income Tax rate	$717,000	$187,000	$(500,000)
State income taxes, net of federal benefit	121,000	27,000	(85,000)
	$838,000	$214,000	$(585,000)

The income tax expense (benefit) consists of the following:

	April 30, 2008	April 30, 2007	April 30, 2006

Current:
Federal	$(222,000)	$526,000	$(124,000)
State	(62,000)	139,000	(21,000)
Total Current	$(284,000)	$665,000	$(145,000)
Deferred:
Federal	$877,000	$(386,000)	$(376,000)
State	245,000	(65,000)	(64,000)
Total Deferred	$1,122,000	$(451,000)	$(440,000)
Total	$838,000	$214,000	$(585,000)

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2008	April 30, 2007	April 30, 2006

Deferred tax (asset) liability
Deferred charges	$(7,600)	$(7,600)	$(7,500)
Net operating loss	-	-	(145,000)
Deferred charges	(81,100)	(88,500)	(96,300)
Deferred revenue	(26,300)	(270,500)	-
Unrealized gain	752,700	156,600	314,800
Capital loss carryforward	(941,900)	(119,400)	-
Stock-based compensation	(78,400)	(74,700)	-
Amortization of deferred revenue from warrants	1,125,500	23,100	-
Other	(1,900)	(2,000)	2,000
Total	$741,000	$(383,000)	$68,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES (CONTINUED)

At April 30, 2008, the Company had a capital loss carryforward of approximately $2,370,000, expiring through 2013.

At April 30, 2008, the Company had a net operating loss carryforward of approximately $716,000 which if not used will expire in 2028.

At April 30, 2008, there is a $76,000 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	April 30
	2008	2007
Notes Receivable - non-affiliates
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778 These notes bear interest at 8% per year up through August 31, 2007 at which time the Company demanded payment. No payment was received and the notes then began to bear interest at 10%. The Company is currently in the process of pursuing legal action against SPS to force collection	$116,208	$107,272
Note Receivable - affiliates
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$27,005	$-

NOTE 5 – DUE FROM AFFILIATES

Due from affiliates consist of the following:

	April 30, 2008	April 30, 2007
Due from BF Acquisition Group V, Inc	$51,459	$40,239
Total	$51,459	$40,239

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE

The deferred revenue represents unearned management fee income.  Income is amortized and recognized evenly over the life of the contract.  In accordance with Emerging Issues Task Force (“EITF”) 96-18, since the equity instruments received by the Company are fully vested and non-refundable, the value of the contract is based on the fair value of the equity instruments using the stock prices and other measurement assumptions as of the date of the contract (performance commitment date).  Deferred revenue consists of the following:

	April 30, 2008	April 30, 2007
Non-Affiliates
Lightewave Logic, Inc. ("LWLG") (formerly Third-Order Nanotechnologies, Inc.)
Received 200,000 shares of LWLG common stock for payment.	$-	-
of services per one year contract dated June 2005, valued at
$584,000, fair value and amortized over the life of the contract.
Received 1,000,000 shares of LWLG common stock for payment	-	483,333
of services per one year contract dated February 28, 2007,
valued at $580,000, fair value and amortized over the life
of the contract.
Received a warrant to purchase 500,000 shares of LWLG	-	290,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and
amortized over the life of the contract.
Received a warrant to purchase 400,000 shares of LWLG	276,666	-
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.
SIVOO Holdings, Inc. ("SIVO") (formerly BroadRelay Holdings, Inc.)
Received 564,401 shares of SIVO common stock for payment	-	-
of services per one year contract dated October 2005. The
first 60% is earned immediately, 20% is earned at January 31,
2006 and 20% is earned at April 30, 2006. The contract is
valued at $241,100, fair value.
Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	66,084	-
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.
Received a warrant to purchase 500,000 shares of TXEG	46,166	-
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.
Dominion Capital Management Corporation ("DCMC")
Received a warrant to purchase 1,000,000 shares of	5,000	-
Dominion Capital Management Corporation common stock
for payment of services per a three month contract dated
April 30, 2008, valued at $5,000, fair value and amortized
over the life of the contract.
Total Non-Affiliates	393,916	773,333

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

	April 30, 2008	April 30, 2007
Affiliates
Accelapure Corporation ("ACP”)
Received 1,000,000 shares of ACP common stock for payment	-	-
of services per a two year contract dated December 2005,
valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in
business and the contract was voided.

Extreme Visual Technologies, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	-	197,255
of services per a one year contract dated July 2006, valued
at $1,000,000, fair value and amortized over the life of the contract.

Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	193,000	-
common stock for payment of services per one year contract
dated April 30, 2008, valued at $193,000, fair value.
Total Affiliates	193,000	197,255
Total Deferred Revenue	$586,916	$970,588

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

The management services revenue recognized consist of:

	April 30, 2008	April 30, 2007	April 30, 2006

Non-Affiliates
Lightwave Logic, Inc. ("LWLG")(formerly Third-Order Nanotechnologies, Inc.)
Received 200,000 shares of LWLG common stock for payment	$-	$-	$-
of services rendered dated October 2004, valued at $211,250, fair value.
Received 200,000 shares of LWLG common stock for payment	-	106,100	477,900
of services per one year contract dated June 2005, valued at $584,000, fair value and amortized over the life of the contract.
Received 1,000,000 shares of LWLG common stock for payment	483,333	96,667	-
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.
Received a warrant to purchase 500,000 shares of LWLG	290,000	58,000	-
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.
Received a warrant to purchase 400,000 shares of LWLG	55,334	-	-
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

SIVOO Holdings, Inc. ("SIVO") (formerly BroadRelay Holdings, Inc.)
Received 564,401 shares of SIVO common stock for payment	-	-	241,100
of services per one year contract dated October 2005. The
first 60% is earned immediately, 20% is earned at 1/31/06
and 20% is earned at 4/30/06. The contract is valued at $241,100, fair value.
Received a warrant to purchase 405,000 shares of SIVO	206,202	-	-
common stock for payment of services per a two month
contract dated February 2008. The contract is valued at
$206,202, fair value.
Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 300,000 shares of TXEG common stock for	-	300,000	-
payment of services rendered June 2006, valued at $300,000, Fair value.
Received 650,000 shares of TXEG common stock for payment of	330,416	-	-
services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.
Received a warrant to purchase 500,000 shares of TXEG	230,834	-	-
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.
Total Non-Affiliates	1,596,119	560,767	719,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

	April 30, 2008	April 30, 2007	April 30, 2006
Affiliates
Accelapure Corporation ("ACP”)
Received 1,000,000 shares of ACP common stock for payment	-	833,333	166,667

        of services per a two year contract dated December 2005,

        valued at $1,000,000 fair value, and amortized over the

        life of the contract.  During April 2007, ACP was no

        longer in business and the contract was voided.

Extreme Visual Technologis, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	197,255	802,746	-
of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.

Creative Energy Solutions, Inc. ("CES")
Received 1,000,000 shares of CES common stock for payment	-	1,000,000	-
of services per a six month contract dated August 2006, valued at $1,000,000, fair value and amortized over the life of the contract.

Vystar Corporation ("Vystar")
Received a warrant to purchase 1,000,000 shares of Vystar	1,991,000	-	-
Corporation common stock for payment of services per a three month contract dated January 31, 2008, valued at
$1,991,000, fair value.
Total Affiliates	2,188,255	2,636,079	166,667
Total Management Services Revenue	$3,784,374	$3,196,846	$885,667

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

	April 30, 2008	April 30, 2007
Notes payable. Interest accrued at the
prime rate of interest, 6.0% at April 30, 2008.
Principal and interest are payable on demand. (NOTE 11)	$225,000	$425,000

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

During the year ending April 30, 2008 and 2007, the Company’s net income was approximately $9,336 and $187,946 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of April 30, 2008, there was approximately $9,718 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2009.

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

The following tables summarize all stock option activity of the Company since April 30, 2006:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price
Outstanding, April 30, 2006	-	$-	$-

Granted	585,000	$2.00	$2.00
Exercised	(400,000)	$2.00	$2.00

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Expired	(60,000)	$2.00	$2.00

Outstanding, April 30, 2008	125,000	$2.00	$2.00

Exercisable, April 30, 2008	117,281	$2.00	$2.00

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at April 30, 2008	Contractual Life	Currently Exercisable

$2.00	117,281	1.00 years	$2.00

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

During the year ended April 30, 2007, the Company recognized $187,946 of share-based compensation expense.

During the year ended April 30, 2007, the officers and directors of the Company surrendered their rights to compensation that has been deferred in the current year as well as all previous years.  This deferred compensation amounted to $575,531, is reflected as contributed capital.

During the year ended April 30, 2007, 120,640 shares of the Company’s common stock were issued for proceeds of $241,280.

During the year ended April 30, 2008, the Company converted notes payable, including interest, of $222,508 into 297,779 shares of the Company’s common stock.

During the year ended April 30, 2008, the Company recognized $9,336 of share-based compensation expense.

During the year ended April 30, 2008, 66,667 shares of the Company’s common stock were issued for proceeds of $50,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

During the year ended April 30, 2008, the Company cancelled 100,000 shares of the Company’s common stock that were issued for services to consultants valued at $100.  These services were never performed by the consultants.

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

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova filed a lawsuit in Philadelphia County, Court of Common Pleas.  Ronald R. Genova is the Plaintiff. Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc. (“LWLG”), PSI-TEC Holdings, Inc (“PSI-TEC”) and UCM are each a Defendant.

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

Genova included UCM as a co-defendant because he believes that UCM is a venture partner of LWLG and PSI-TEC, provides management advisory services to LWLG and PSI-TEC and exercises control over financial decisions made by LWLG and PSI-TEC.  UCM does provide management advisory services to LWLG, but is neither a venture partner nor exercises control over financial decisions to either LWLG or PSI-TEC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – CONTINGENCY (CONTINUED)

The lawsuit was dismissed in May 2008 with LWLG paying a consideration of $47,500 to Genova.

Carlin and Wilson Lawsuit

During February 2008, Leo Carlin Jr. (“Carlin”) and Richard H. Wilson, III (“Wilson”) filed a lawsuit in New Castle County, Delaware, Superior Court.  Carlin and Wilson are the Plaintiffs and UCM is the Defendant.

On or around June 2006, Carlin and Wilson loaned UCM a total of $175,000 which was evidenced by two promissory notes payable (“Notes”), due with interest, on or before October 15, 2006.  These funds were for short-term financing for UCM.  Carlin and Wilson sued demanding payment, claiming that three weeks after the Notes were executed and delivered, UCM failed to send the plaintiffs a subscription agreement for shares of the Company’s common stock at $2.50 per share in exchange for the cancellation of the notes.

On or around March 2008, a judgement was placed on UCM for the amounts owed with interest.  UCM does not contest that these monies are owed.

As of April 30, 2008, the outstanding notes payable balance was $175,000 and the accrued interest payable on those notes was $25,649.

NOTE 12 – FINANCIAL HIGHLIGHTS

	April 30, 2008	April 30, 2007	April 30, 2006

Per Share Operating Performance
Net asset value, beginning of period	$0.75	$0.46	$0.48
Income from operatons, net of taxes	0.27	0.11	(0.01)
Unrealized depreciation on investment, net of taxes	0.15	(0.04)	(0.16)
Gain on property dividend, net of taxes	-	0.04	-
Loss on sale of stock	(0.22)	(0.07)	-
	0.95	0.50	0.31
Add capital share transactions	0.05	0.33	0.17
Net asset value, end of period	$0.98	$0.75	$0.46
Total Return	(29.66)%	(21.00)%	(4.17)%
Average Net Assets as a percentage of:
Expenses	24.01%	70.86%	43.65%
Management income	78.06%	100.83%	39.02%

NOTE 13 – SUBSEQUENT EVENTS

In May 2008, the Company issued 200,000 shares of common stock pursuant to a subscription agreement for proceeds of $150,000.

In May 2008, the Company paid $70,000 towards the outstanding notes payable and $7,564 of accrued interest on those notes.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On May 20, 2008, the Company awarded an officer an option to purchase 300,000 shares of its common stock at an exercise price of $0.96 pursuant to the 2006 Equity Incentive Plan, valued at $273,000, fair value.

In July 2008, the Company entered into a three month management contract providing strategic planning services, investment banking consultation and investor introduction services and investor relations services with Constellation Group for a warrant to purchase 1,000,000 shares at an exercise price of $0.01 per share.

In July 2008, the Company entered into a separate one year management contract providing managerial assistance, financial reporting services, tax reporting services and accounts payable services with Constellation Group for a warrant to purchase 500,000 shares at an exercise price of $0.01 per share.

In July 2008, the Company entered into a three month management contract providing strategic planning services, investment banking consultation and investor introduction services and investor relations services with iVolution Medical Systems, Inc. for a warrant to purchase 1,000,000 shares at an exercise price of $0.01 per share.

In July 2008, the Company entered into a separate one year management contract providing managerial assistance, financial reporting services, tax reporting services and accounts payable services with iVolution Medical Systems, Inc. for a warrant to purchase 500,000 shares at an exercise price of $0.01 per share.

In July 2008, the Company entered into a three month management contract providing strategic planning services, investment banking consultation and investor introduction services and investor relations services with Multi-View Technologies, Inc. for 2,000,000 shares of Multi-View’s common stock.

In July 2008, the Company entered into a separate one year management contract providing managerial assistance, financial reporting services, tax reporting services and accounts payable services with Multi-View Technologies, Inc. for a warrant to purchase 500,000 shares at an exercise price of $0.01 per share.

In July 2008, the Company entered into a one year management contract providing strategic planning, investor relations and other optional services with Theater Xtreme Entertainment Group, Inc.(“TXEG”) for 2,500,000 shares of TXEG’s common stock.