Form 10-Q
period 2008-07-31
Universal Capital Management, Inc.
filed 2008-09-22
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

The number of shares of the registrant’s Common Stock outstanding as of September 19, 2008 was 5,912,720

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Plan of Operation	20

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	25

Item 4(T).	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 6.	Exhibits	27

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2008 AND 2007

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2008	April 30, 2008
	(Unaudited)	(Audited)
ASSETS
Investments in securities at fair value
Non-affiliates (cost: $2,559,594 and $2,306,513)	$3,317,832	$4,697,675
Affiliates (cost: $3,735,052 and $3,812,952)	3,551,800	3,305,120
	6,869,632	8,002,795

Cash and cash equivalents	8,191	20,779
Receivables
Notes receivable - non-affiliates	120,856	116,208
Note receivable – affiliates	27,510	27,005
Receivables - non-affiliates	19,053	27,416
Receivables - affiliates	834	-
Due from non-affiliates	2,000	2,200
Due from affiliates	51,459	51,459
Total Receivables	221,712	224,288

Prepaid expenses	4,486	10,157
Property and equipment, net	5,905	6,380
Rent deposit	1,100	1,100
TOTAL ASSETS	$7,111,026	$8,265,499
LIABILITIES
LIABILITIES
Accounts payable	$286,053	$276,800
Accrued expenses	76,000	76,000
Current income taxes payable	346,000	375,000
Advances from shareholders	300,000	300,000
Notes payable	155,000	225,000
Accrued interest	88,461	85,551
	1,251,514	1,338,351
Deferred revenue
Non-affiliates	504,666	393,916
Affiliates	165,750	193,000
Total Deferred Revenue	670,416	586,916

Deferred income taxes	230,000	741,000

TOTAL LIABILITIES	2,151,930	2,666,267

NET ASSETS	$4,959,096	$5,599,232
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	4,444,394	4,199,246
Distributable earnings	514,702	1,399,986
NET ASSETS	$4,959,096	$5,599,232

Equivalent per share value based on 5,912,720 shares of capital stock
Outstanding as of July 31, 2008 and 5,702,720 shares of
capital stock outstanding as of April 30, 2008	$0.84	$0.98

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

JULY 31, 2008

(UNAUDITED)

		% of	Number of Shares Held			Value at	Unrealized
	Business	Portfolio	at July 31, 2008		Cost	July 31, 2008	Gain / (Loss)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	28.98%	1,000,000	(2)	$1,991,000	$1,991,000	$-
common stock expiring January 31, 2013	products
Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	4.53%	500,000	(2)	193,000	311,000	118,000
common stock expiring April 30, 2013	products
Creative Energy Solutions, Inc. (3)	Develops alternative	14.56%	2,000,000	(2)	1,000,000	1,000,000	-
	Energy Technologies
SIVOO Holdings, Inc.	High speed internet media	1.47%	674,501	(4)	322,225	101,175	(221,050)
Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.48%	250,000	(2)	-	33,000	33,000
150,000 warrants expiring November 14, 2011		0.31%	150,000	(2)	-	21,000	21,000
405,000 warrants expiring February 28, 2013		1.05%	405,000	(2)	206,202	72,000	(134,202)
Multi-View Technologies, Inc.	3D graphics imaging	0.29%	2,000,000	(2)	20,000	20,000	-
Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.01%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		51.70%			3,735,052	3,551,800	(183,252)

Lightwave Logic, Inc.	Plastics engineering	20.69%	841,045	(4)	487,806	1,421,366	933,560
Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	11.47%	500,000	(2)	348,000	788,000	440,000
common stock expiring February 28, 2012
Warrant to purchase 400,000 shares of Lightwave Logic, Inc.	Plastics engineering	10.19%	400,000	(2)	332,000	700,000	368,000
common stock expiring February 28, 2013
Theater Xtreme Entertainment Group, Inc.	Home theater sales and	3.29%	3,225,844	(4)	623,788	225,809	(397,979)
	Installation
Warrant to purchase 500,000 shares of Theater Xtreme	Home theater sales and	0.54%	500,000	(2)	277,000	37,000	(240,000)
Entertainment Group, Inc. common stock expiring July 2012	Installation
Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	1.63%	1,000,000	(2)	112,000	112,000	-
Systems, Inc. common stock expiring July 2013	records software
Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	0.25%	500,000	(2)	17,000	17,000	-
Systems, Inc. common stock expiring July 2013	records software
Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.10%	1,000,000	(2)	5,000	7,000	2,000
Capital Management, Inc. common stock expiring April 2013
Warrant to purchase 500,000 shares of Dominion	SBA lending	0.01%	500,000	(2)	1,000	1,000	-
Capital Management, Inc. common stock expiring July 2013
Warrant to purchase 1,000,000 shares of Constellation Group	Content and intellectual	0.09%	1,000,000	(2)	6,000	6,000	-
common stock expiring July 2013	property distributor
Warrant to purchase 500,000 shares of Constellation Group	Content and intellectual	0.00%	500,000	(2)	-	-	-
common stock expiring July 2013	property distributor
Gelstat Corporation	Consumer health care	0.04%	221,429	(4)	350,000	2,657	(347,343)
Total Non-Affiliated Securities		48.30%			2,559,594	3,317,832	758,238
Total Securities		100.00%			$6,294,646	$6,869,632	$574,986

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed and “affiliated company”

(2)

Restricted shares – illiquid securities; total illiquid securities of $5,118,625 make up 102.66% of the total net assets as of July 31, 2008

(3)

Private company – valued by Board of Directors

(4)

Unrestricted shares – illiquid securities

(5)

Private company – valued by an independent third party

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATION JULY 31, 2008 AND 2007

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2008	July 31, 2007
INCOME
Management services
Non-affiliates	$200,250	$288,125
Affiliates	48,250	197,255
Total Management Services	248,500	485,380

Interest income	5,153	2,154
Accounting services
Non-affiliates	9,000	15,000
Affiliates	-	6,400
Total Accounting Services	9,000	21,400

	262,653	508,934

COST AND EXPENSE
Bad debt	-	6,000
Depreciation	475	475
Dues and subscriptions	306	40
Fees and commissions	432	821
Insurance	24,359	23,255
Interest expense	5,009	10,826
Miscellaneous general and administrative	13,858	1,231
Office expenses and supplies	2,151	1,484
Payroll and payroll taxes	145,168	23,732
Postage, delivery and shipping	1,311	1,260
Professional fees	211,406	420,269
Rent	4,200	4,200
Taxes – Other	31	34
Telephone	1,121	1,296
Travel and entertainment	9,069	1,028
Utilities	667	554
	419,563	496,505

INCOME (LOSS) FROM OPERATIONS	(156,910)	12,429

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of portfolio stock	51,545	(20,290)
Unrealized depreciation on investments	(1,308,344)	(1,473,463)
Interest expense	(6,575)	(6,575)
Income tax benefit	535,000	82,000

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(885,284)	$(1,405,899)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDING JULY 31, 2008

 (UNAUDITED)

For the Three
Months Ending
July 31, 2008

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(885,284)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	157,500
Share-based compensation expense	87,648

NET CAPITAL SHARE TRANSACTIONS	245,148

TOTAL INCREASE (DECREASE)	(640,136)

NET ASSETS, BEGINNING OF PERIOD	5,599,232

NET ASSETS, END OF PERIOD	$4,959,096

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING JULY 31, 2008 AND 2007

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2008	July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(885,284)	$(1,405,899)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
(Gain) loss on sale of portfolio stock	(51,545)	20,290
Investment securities received in exchange for management services	(248,500)	(485,380)
Depreciation expense	475	475
Stock based compensation expense	87,648	2,334
Net unrealized depreciation on investments	1,308,344	1,473,463
Deferred income taxes	(511,000)	(51,000)
(Increase) decrease in assets
Notes receivable - non-affiliates	(4,648)	(2,155)
Notes receivable – affiliates	(505)	-
Receivables – non-affiliates	8,363	100
Receivables – affiliates	(834)	(4,780)
Due from non-affiliates	200
Accrued interest	-	6,575
Prepaid expenses	5,671	8,961
Increase (decrease) in liabilities
Accounts payable	9,253	(36,597)
Accrued expenses	-	9,423
Accrued interest	2,910	-
Current income taxes payable	(29,000)	(31,000)
Net cash used in operating activities	(308,452)	(495,190)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	208,364	324,000
Loans for notes receivable	-	(25,000)
Net cash provided by investing activities	208,364	299,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	-	88,000
Repayment of debt	(70,000)	-
Proceeds from issuance of common stock	157,500	-
Net cash provided by financing activities	87,500	88,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,588)	(108,190)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,779	110,739
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,191	$2,549
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$10,000	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Securities received in exchange for deferred revenue	$332,000	$673,500
Fin 48 for penalties and interest	$-	$26,300
Conversion of subscription payable to securities	$-	$150,000

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission.  The interim operating results for the three months ended July 31, 2008 are not necessarily indicative of operating results expected for the full year.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on May 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on May 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning May 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning May 1, 2009. This statement is not currently applicable since there are no subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective May 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at July 31, 2008:

		% of	Number of Shares Held			Value at	Unrealized
	Business	Portfolio	at July 31, 2008		Cost	July 31, 2008	Gain / (Loss)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	28.98%	1,000,000	(2)	$1,991,000	$1,991,000	$-
common stock expiring January 31, 2013	products
Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	4.53%	500,000	(2)	193,000	311,000	118,000
common stock expiring April 30, 2013	products
Creative Energy Solutions, Inc. (3)	Develops alternative	14.56%	2,000,000	(2)	1,000,000	1,000,000	-
	Energy Technologies
SIVOO Holdings, Inc.	High speed internet media	1.47%	674,501	(4)	322,225	101,175	(221,050)
Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.48%	250,000	(2)	-	33,000	33,000
150,000 warrants expiring November 14, 2011		0.31%	150,000	(2)	-	21,000	21,000
405,000 warrants expiring February 28, 2013		1.05%	405,000	(2)	206,202	72,000	(134,202)
Multi-View Technologies, Inc.	3D graphics imaging	0.29%	2,000,000	(2)	20,000	20,000	-
Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.01%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013
BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities		51.70%			3,735,052	3,551,800	(183,252)

Lightwave Logic, Inc.	Plastics engineering	20.69%	841,045	(4)	487,806	1,421,366	933,560
Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	11.47%	500,000	(2)	348,000	788,000	440,000
common stock expiring February 28, 2012
Warrant to purchase 400,000 shares of Lightwave Logic, Inc.	Plastics engineering	10.19%	400,000	(2)	332,000	700,000	368,000
common stock expiring February 28, 2013
Theater Xtreme Entertainment Group, Inc.	Home theater sales and	3.29%	3,225,844	(4)	623,788	225,809	(397,979)
	Installation
Warrant to purchase 500,000 shares of Theater Xtreme	Home theater sales and	0.54%	500,000	(2)	277,000	37,000	(240,000)
Entertainment Group, Inc. common stock expiring July 2012	Installation
Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	1.63%	1,000,000	(2)	112,000	112,000	-
Systems, Inc. common stock expiring July 2013	records software
Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	0.25%	500,000	(2)	17,000	17,000	-
Systems, Inc. common stock expiring July 2013	records software
Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.10%	1,000,000	(2)	5,000	7,000	2,000
Capital Management, Inc. common stock expiring April 2013
Warrant to purchase 500,000 shares of Dominion	SBA lending	0.01%	500,000	(2)	1,000	1,000	-
Capital Management, Inc. common stock expiring July 2013
Warrant to purchase 1,000,000 shares of Constellation Group	Content and intellectual	0.09%	1,000,000	(2)	6,000	6,000	-
common stock expiring July 2013	property distributor
Warrant to purchase 500,000 shares of Constellation Group	Content and intellectual	0.00%	500,000	(2)	-	-	-
common stock expiring July 2013	property distributor
Gelstat Corporation	Consumer health care	0.04%	221,429	(4)	350,000	2,657	(347,343)
Total Non-Affiliated Securities		48.30%			2,559,594	3,317,832	758,238
Total Securities		100.00%			$6,294,646	$6,869,632	$574,986

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed and “affiliated company”

(2)

Restricted shares – illiquid securities; total illiquid securities of $5,118,625 make up 102.66% of the total net assets as of July31, 2008

(3)

Private company – valued by Board of Directors

(4)

Unrestricted shares – illiquid securities

(5)

Private company – valued by an independent third party

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS (CONTINUED)

As described in Note 1, the Company partially adopted SFAS No. 157 on May 1, 2008.  SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1

Observable inputs such as quoted prices in active markets;

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2008	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliates	$3,551,800	$101,175	-	3,450,625
Non-Affiliates	3,317,832	1,649,832	-	1,668,000

Total Investments in securities	$6,869,632	$1,751,007	$-	$5,118,625

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)
Beginning Balance, April 30, 2008	$5,384,625

Total gains or losses (realized/unrealized)
Included in changes in net assets	(423,000)
Purchases, issuance and settlements	157,000

Ending Balance, July 31, 2008	$5,118,625

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(423,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

Under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the unrecognized tax benefits consisting of interest and penalties at April 30, 2008 was $52,600.  The change in unrecognized tax benefits during the three months ended July 31, 2008 amounted to $6,575 and the accrual at July 31, 2008 amounted to $59,175.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

The income tax benefit for the three months ended July 31, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 38% and 6%.  The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the changes in the valuation allowance for unrealized losses.

The components of deferred tax (assets) liabilities are as follows:

July 31, 2008
Deferred tax (asset) liability
Deferred charges	$(89,000)
Deferred revenue	(77,000)
Unrealized gain	229,000
Capital loss carryforward	(921,000)
Stock-based compensation	(110,000)
Amortization of deferred revenue from warrants	1,198,000
Other	-

Total	$230,000

At April 30, 2008, the Company had a capital loss carryforward of approximately $2,370,000 which if not used will expire in 2013.

At July 31, 2008, there is a $76,000 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	July 31, 2008	April 30, 2008

Notes Receivable - non-affiliates
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778. These notes bear interest at 8% per year up through August 31, 2007 at which time the
Company demanded payment. No payment was received and the notes then began began to bear interest at 10%. The Company is currently in the process of pursuing
legal action against SPS to force collection.	$120,856	$116,208

Note Receivable - affiliates
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8%
per year beginning on May 1, 2007. This note is payable upon demand.	$27,510	$27,005

NOTE 5 – DUE FROM AFFILIATES

Due from affiliates consist of the following:
July 31, 2008

Due from BF Acquisition Group V, Inc	$51,459

Total	$51,459

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

	July 31, 2008	April 30, 2008
Non-Affiliates
Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	$193,666	$276,666
common stock for payment of services per one year contract
dated February 2008, valued at $332,000, fair value and
amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 2,500,000 shares of TXEG common stock for payment	175,000	-
of services per a one year contract dated July 2008, valued
at $175,000, fair value and amortized over the life of the contract.

Dominion Capital Management Corporation ("DCMC")
Received a warrant to purchase 1,000,000 shares of	-	5,000
DCMC common stock for a payment of services per a three
month contract dated April 2008, valued at $5,000, fair
value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of	1,000	-
DCMC common stock for payment of services per a three
month contract dated July 2008, valued at $1,000, fair
value and amortized over the life of the contract.

Constellation Group ("CG")
Received a warrant to purchase 1,000,000 shares of	6,000	-
CG common stock for a payment of services per a three
month contract dated July 2008, valued at $6,000, fair
value and amortized over the life of the contract.

iVolution Medical Systems ("IMS")
Received a warrant to purchase 1,000,000 shares of	112,000	-
IMS common stock for a payment of services per a three
month contract dated July 2008, valued at $112,000, fair
value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of	17,000	-
IMS common stock for payment of services per a one year
contract dated July 2008, valued at $17,000, fair value and
amortized over the life of the contract.

Total Non-Affiliates	504,666	393,916

Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	144,750	193,000
common stock for payment of services per one year contract
dated April 2008, valued at $193,000, fair value.

Multi-View Technologies, Inc. ("MVT")
Received 2,000,000 shares of MVT common stock for payment	20,000	-
of services per a three month contract dated July 2008,
valued at $20,000, fair value and amortized over the life of the contract

Received a warrant to purchase 500,000 shares of MVT common	1,000	-
stock for payment of services per a one year contract dated
July 2008, valued at $1,000, fair value and amortized over
the life of the contract.
Total Affiliates	165,750	193,000
Total Deferred Revenue	$670,416	$586,916

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consist of:

	July 31, 2008	July 31, 2007
Non-Affiliates
Lightwave Logic, Inc. ("LWLG")
Received 1,000,000 shares of LWLG common stock for payment	$-	$145,000
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of LWLG	-	87,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 400,000 shares of LWLG	83,000	-
common stock for payment of services per one year contract
dated February 2008, valued at $332,000, fair value and
amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	66,084	33,042
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	46,166	23,083
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCM")
Received a warrant to purchase 1,000,000 shares of Dominion Capital	5,000	-
Management common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value.

Total Non-Affiliates	200,250	288,125

Affiliates
Extreme Visual Technologis, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	$-	$197,255
of services per a one year contract dated July 2006, valued
at $1,000,000, fair value and amortized over the life of the contract.

Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	48,250	-
Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.

Total Affiliates	48,250	197,255

Total Management Services Revenue	$248,500	$485,380

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

July 31, 2008
Note payable. Interest accrued at the
prime rate of interest, 6.00% at July 31, 2008
Principal and interest are payable on demand	$155,000

NOTE 8 – ADVANCES FROM SHAREHOLDERS

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

During the three months ended July 31, 2008, the Company granted an option to purchase 300,000 shares of its common stock at a fair value of $273,000.

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the three months ended July 31, 2008, with the following assumptions: no dividend yield, expected volatility of 118%, risk-free interest rate of 3.8% and expected option life of ten years.

During the three months ending July 31, 2008, the Company’s net income was approximately $87,648 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of July 31, 2008, there was approximately $195,250 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2008:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2008	125,000	$ 2.00	$ 2.00

Granted	300,000	$ 0.96	$ 0.96

Outstanding, July 31, 2008	425,000	$0.96 - $2.00	$ 1.27

Exercisable, July 31, 2008	144,364	$0.96 - $2.00	$ 1.82

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at July 31, 2008	Contractual Life	Currently Exercisable

$0.96 - 2.00	144,364	2.85 years	$1.82

NOTE 10 – CAPITAL STOCK TRANSACTIONS

During the three months ended July 31, 2008, 210,000 shares of common stock were issued for proceeds of $157,500.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – CONTINGENCY (CONTINUED)

McCrae Associates, LLC Lawsuit (Continued)

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

On or around March 2008, a judgment was placed on UCM for the amounts owed with interest.  UCM does not contest that these monies are owed.

As of July 31, 2008, the outstanding notes payable balance was $155,000 and the accrued interest payable on those notes was $29,286.

NOTE 11 – FINANCIAL HIGHLIGHTS

July 31, 2008
Per Share Operating Performance
Net asset value, beginning of period	$0.98

Loss from operations, net of taxes	(0.02)
Unrealized depreciation on investment, net of taxes	(0.13)
Gain on property dividend, net of taxes	-
Gain on sale of stock	0.01
0.84
Add capital share transactions	0.04

Net asset value, end of period	$0.84

Total Return	(5.88)%

Average Net Assets as a percentage of:
Expenses	31.70%
Management income	18.78%

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

On August 11, 2008, three board members were issued stock options to purchase 600,000 shares of the Company’s common stock pursuant to the 2005 Employee Stock Option Plan valued at $502,000, fair value.  These options vest immediately and expire on August 11, 2018.

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

Consequently, our Company’s success or failure will depend on investing in companies which appreciate in value more than other companies in which our Company invests depreciate in value. There is no assurance that our Company will be able to do so.

Pursuant to the requirements of the Investment Company Act of 1940, as amended (“1940 Act”), the Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by our Company for which market quotations are not readily available. In making its determination, the Board of Directors may consider valuation appraisals provided by independent financial experts.  Our Company expects to pay a professional fee each time such a valuation is provided.  With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended July 31, 2008	At the Year Ended April 30, 2008
TOTAL ASSETS	$7,111,026	$8,265,499
NET ASSETS	$4,959,096	$5,599,232
NET ASSET VALUE PER SHARE	$0.84	$0.98
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(1,308,344)	$1,498,262

The changes in total assets, net assets and net asset value per share for the three months ended July 31, 2008 were primarily attributable to:

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares decreased from $2.55 to $1.69 per share during the three months ended July 31, 2008.  During the three months ended July 31, 2008, our Company sold 53,955 shares for a sales price of $103,430 with a cost of $31,294 for a realized gain of $72,136.  Our Company’s investment in LWLG common stock had a net unrealized appreciation of $860,884 for the three months ended July 31, 2008.  Our Company’s investment in LWLG warrants were valued at $1,488,000 at July 31, 2008 compared to $2,208,000 at April 30, 2008, for a net unrealized depreciation of $720,000 for the three months ended July 31, 2008.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.15 to $0.07 per share during the three months ended July 31, 2008.  During July 2008, our Company received 2,500,000 shares pursuant to one year management services contract with a cost of $175,000. Our Company’s investment in TXEG common stock had a net unrealized appreciation of $116,932 for the three months ended July 31, 2008.  Our Company’s investment in TXEG warrants were valued at $37,000 at July 31, 2008 compared to $75,000 at April 30, 2008, for a net unrealized depreciation of $38,000 for the three months ended July 31, 2008.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.21 to $0.15 per share during the three months ended July 31, 2008.  During the three months ended July 31, 2008, our Company sold 300,000 shares of SIVOO for a sales price of $96,000 with a cost of $98,900 for a realized loss of $2,900.  Our Company’s investment in SIVOO common stock had a net unrealized depreciation of $107,320 for the three months ended January 31, 2008.  Our Company’s investment in SIVOO warrants were valued at $126,000 at July 31, 2008 compared to $241,000 at April 30, 2008 for a net unrealized depreciation of $115,000 for the three months ended July 31, 2008.

•

Our Company’s investment in Vystar warrants were valued at $2,302,000 at July 31, 2008 compared to $1,854,000 at April 30, 2008 for a net unrealized appreciation of $448,000 for the three months ended July 31, 2008.

•

During the three months ended July 31, 2008, our Company signed a management services agreement with a new portfolio company, Multi-View Technologies (“MVT”).  Our Company received 2,000,000 shares of MVT common stock valued at $20,000.  Our Company also received a warrant to purchase 500,000 shares of MVT common stock, valued at $1,000.

•

During the three months ended July 31, 2008, our Company signed a management services agreement with Dominion Capital Management Corporation (“DCMC”) for a warrant to purchase 500,000 shares of DCMC common stock valued at $1,000.

•

During the three months ended July 31, 2008, our Company signed a management services agreement with a new portfolio company, Constellation Group (“CG”).  Our Company received a warrant to purchase 1,000,000 shares of CG common stock valued at $6,000 and a warrant to purchase 500,000 shares of CG common stock, valued at $0.

•

During the three months ended July 31, 2008, our Company signed a management services agreement with a new portfolio company, iVolution Medical Systems (“IMS”).  Our Company received a warrant to purchase 1,000,000 shares of IMS common stock valued at $112,000 and a warrant to purchase 500,000 shares of IMS common stock, valued at $17,000.

•

During the three months ended July 31, 2008, our Company sold 47,619 shares of Neptune Industries for a sales price of $9,493 with a cost of $20,000 for a realized loss of $10,507.

•

Gelstat Corporation (“GSAC”) average valuation on restricted and unrestricted shares decreased from $0.03 to $0.012 per share during the three months ended July 31, 2008.  Our Company’s investment in GSAC common stock has a net unrealized depreciation of $3,986 for the three months ended July 31, 2008.

•

During the three months ended July 31, 2008, our Company wrote off its investment in IPI Fundraising, Inc. for a realized loss of $6,625.  IPI has been out of business since December 2005 and is no longer a valid portfolio company.

•

The decrease in cash of $12,588.

•

The increase in accounts payable and accrued expenses of $9,253.

•

The decrease in deferred tax liability of $511,000.

•

The increase in deferred revenue of approximately $83,500, which is due mainly to an increase in deferred revenue of $332,000 ($175,000 for TXEG, which our Company is to earn over a twelve month period beginning July 2008, $1,000 for DCMC, which our Company is to earn over a twelve month period beginning July 2008, $6,000 for CG, which is to be earned over a twelve month period beginning July 2008, $112,000 for IMS, which is to be earned over a three month period beginning July 2008 and $17,000 for IMS, which is to be earned over a twelve month period beginning July 2008, and $20,000 for MVT, which is to be earned over a three month period beginning July 2008 and $1,000 for MVT, which is to be earned over a twelve month period beginning July 2008) offset by $248,500 ($83,000 for LWLG, $112,250 for TXEG, $5,000 for DCMC. and $48,250 for Vystar) which was earned during the three months ended July 31, 2008.

•

The decrease in current income taxes payable of approximately $29,000.

•

The addition to Net Capital of $245,148 which consists of the issuance of 210,000 shares of common stock per a private placement memorandum of $157,500 and share-based compensation expense of $87,648.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during the period.

Our Company had unrealized depreciation of $1,308,344 at July 31, 2008 compared to unrealized depreciation of $1,473,463 at July 31, 2007 and unrealized appreciation of $1,498,262 at April 30, 2008.

Our Company’s financial condition is dependent on a number of factors including the ability of each portfolio company to effectuate its respective strategies with our Company’s help.  Our Company has invested a substantial portion of its assets in development stage or start-up companies.  These businesses are frequently thinly capitalized, unproven, small companies that may lack management depth, and may be dependent on new or commercially unproven technologies, and may have no operating history.

At July 31, 2008, $6,869,632 or 97% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $574,986. A deferred tax liability on account of unrealized gains has been estimated at approximately $229,000.  At July 31, 2008, our Company’s holdings of Lightwave Logic, Inc., Vystar Corporation and Creative Energy Solutions, Inc. were valued at $2,909,366, $2,302,000 and $1,000,000, respectively, which represented in the aggregate approximately 90% of the total Company portfolio at that date. Both Vystar Corporation and Creative Energy Solutions, Inc. are privately held companies. Vystar Corporation’s valuation was determined by an independent valuation firm. Creative Energy Solutions, Inc.’s valuation was determined in good faith by our Company’s Board of directors.

Because the portfolio companies tend to be at early stages of their business development, and because there are no markets for the securities of some portfolio companies, our Company may find it difficult to liquidate any of its investments in the near future. See “Liquidity and Capital Resources” below.

Results of Operations

Our Company’s financial statements have been prepared in conformity with the United States generally accepted accounting principles.  On this basis, the principal measure of an investment company's financial performance during a time period is the net change in net assets during such period. Such change results from (i) income from operations, net of operating expenses, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation or depreciation on investments.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include depreciation, investor relations and other overhead costs.

Three months ended July 31, 2008 compared to the three months ended July 31, 2007

For the three months ended July 31, 2008 our Company had revenue for services in the amount of $262,653 compared to $508,934 for the three months ended July 31, 2007. During the three months ended July 31, 2008, 95% of our Company’s revenue for services was received in the form of equity securities compared to 96% for the three months ended July 31, 2007.

Total operating expenses for the three months ended July 31, 2008 were $419,563, the principal components of which were professional fees of $211,406, consisting primarily of $147,722 investor relations expense, approximately $52,735 legal expense and approximately $5,500 of audit fees, payroll of $145,168 (which includes $87,648 of share based compensation expense), $24,359 of insurance expense and $5,009 of interest expense. By comparison, total operating expenses for the three months ended July 31, 2007 were $496,505, the principal components of which were professional fees of $420,269, payroll of $23,732, insurance of $23,255 and interest of $10,826.

Our Company realized a loss from operations of $156,910 for the three months ended July 31, 2008 compared to a gain from operations of $12,429 three months ended July 31, 2007.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity.  Our Company had approximately $8,100 of cash at July 31, 2008.  Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. During the three months ended July 31, 2008 our Company issued 210,000 shares of its common stock for proceeds of $157,500.  There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

Our Company may be forced to dispose of a portion of its current portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on the proceeds received from such dispositions.

Critical Accounting Estimates

Valuation

The 1940 Act requires periodic valuation of each investment in our Company’s portfolio to determine our Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at “fair value” as determined in good faith by or under the direction of the Board of Directors.

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

Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by our Company and the shares held by our Company bear no legal or contractual restrictions. Securities for which market quotations are readily available are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

Public Market/Restricted Securities: When our Company holds securities which are publicly traded but under significant legal or contractual restrictions, the Board of Directors starts with the public market value of the shares as set forth in the paragraph above and applies an appropriate discount based on the nature and remaining duration of the restrictions.

Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in our Company’s securities or when the factual information available to our Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and, ultimately, the result of reconciling the judgments of our directors based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of our Company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by our Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Our Company’s business activities contain elements of risk.  Neither our Company’s investments nor an investment in our Company is intended to constitute a balanced investment program.

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

Item 4.T

Controls and Procedures.

As of the end on the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

No change in our Company’s internal control over financial reporting occurred during our Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Universal Capital Management, Inc.

September 22, 2008

By:  /s/ Michael D. Queen

Michael D. Queen, President

September 22, 2008

By:  /s/ Joseph T. Drennan

Joseph T. Drennan,

Principal Financial Officer