Form 10-Q
period 2008-10-31
Universal Capital Management, Inc.
filed 2008-12-19
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	20-1568059 (I.R.S. Employer Identification No.) ___19808___ (Zip Code)
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

The number of shares of the registrant’s Common Stock outstanding as of December 18, 2008 was 6,037,426

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

	PART II - OTHER INFORMATION

Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

See F-1 to F-19

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended October 31, 2008	At the Year Ended April 30, 2008
TOTAL ASSETS	$5,101,285	$8,265,499
NET ASSETS	$3,506,309	$5,599,232
NET ASSET VALUE PER SHARE	$0.59	$0.98
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(2,885,179)	$1,498,262

The changes in total assets, net assets and net asset value per share for the six months ended October 31, 2008 were primarily attributable to:

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares decreased from $2.55 to $0.65 per share during the six months ended October 31, 2008.  During the six months ended October 31, 2008, our Company sold 220,305 shares for a sales price of $261,637 with a cost of $127,707 for a realized gain of $133,930.  Our Company’s investment in LWLG common stock had a net unrealized depreciation of $1,843,698 for the six months ended October 31, 2008.  Our Company’s investment in LWLG warrants were valued at $536,700 at October 31, 2008 compared to $2,208,000 at April 30, 2008, for a net unrealized depreciation of $1,671,300 for the six months ended October 31, 2008.

•

Our Company’s investment in Vystar warrants were valued at $2,617,000 at October 31, 2008 compared to $1,854,000 at April 30, 2008 for a net unrealized appreciation of $763,000 for the six months ended October 31, 2008.

•

During the six months ended October 31, 2008, our Company signed a management services agreement with a new portfolio company, iVolution Medical Systems (“IMS”).  Our Company received a warrant to purchase 1,000,000 shares of IMS common stock valued at $112,000 and a warrant to purchase 500,000 shares of IMS common stock, valued at $17,000.  At October 31, 2008, the warrants were valued at $159,000 for an unrealized appreciation of $30,000 for the six months ended October 31, 2008.

•

During the six months ended October 31, 2008, our Company signed a management services agreement with a new portfolio company, Micco Group (“MG”).  Our Company received a warrant to purchase 1,000,000 shares of MG common stock valued at $6,000 and a warrant to purchase 500,000 shares of MG common stock, valued at $0 upon issuance.  At October 31, 2008, these warrants are valued at $10,000 for an unrealized appreciation of $4,000 for the six months ended October 31, 2008.

•

During the six months ended October 31, 2008, our Company signed a management services agreement with Dominion Capital Management Corporation (“DCMC”) for a warrant to purchase 500,000 shares of DCMC common stock valued at $1,000.  In addition to this warrant, the Company has a warrant to purchase 1,000,000 shares of DCMC common stock that was valued at $5,000 at April 30, 2008.  At October 31, 2008, the warrants were valued at $10,000 for an unrealized appreciation of $4,000 for the six months ended October 31, 2008.

•

During the six months ended October 31, 2008, our Company signed a management services agreement with a new portfolio company, Multi-View Technologies (“MVT”).  Our Company received 2,000,000 shares of MVT common stock valued at $20,000.  Our Company also received a warrant to purchase 500,000 shares of MVT common stock, valued at $1,000.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.21 to $0.035 per share during the six months ended October 31, 2008.  During the six months ended October 31, 2008, our Company sold 300,000 shares of SIVOO for a sales price of $96,000 with a cost of $98,900 for a realized loss of $2,900.  Our Company’s investment in SIVOO common stock had a net unrealized depreciation of $184,888 for the six months ended October 31, 2008.  Our Company’s investment in SIVOO warrants were valued at $28,900 at October 31, 2008 compared to $241,000 at April 30, 2008, for a net unrealized depreciation for the six months ended October 31, 2008 of $212,100.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.15 to $0.00 per share during the six months ended October 31, 2008.  During July 2008, our Company received 2,500,000 shares pursuant to one year management services contract with a cost of $175,000. Our Company’s investment in TXEG common stock had a net unrealized depreciation of $108,877 for the six months ended October 31, 2008.  Our Company’s investment in TXEG warrants were valued at $-0- at October 31, 2008 compared to $75,000 at April 30, 2008, for a net unrealized depreciation for the six months ended October 31, 2008 of $75,000.

•

The Company sold 221,429 shares of Gelstat Corp. for a sales price of $10 with a cost of $350,000 for a realized loss of $349,990 for the six months ended October 31, 2008.

•

During the six months ended October 31, 2008, our Company sold 47,619 shares of Neptune Industries for a sales price of $9,493 with a cost of $20,000 for a realized loss of $10,507.

•

During the six months ended October 31, 2008, our Company wrote off its investment in IPI Fundraising, Inc. for a realized loss of $6,625.  IPI has been out of business since December 2005 and is no longer a valid portfolio company.

•

The decrease in cash of $20,779.

•

The increase in accounts payable and accrued expenses of $85,541.

•

The decrease in deferred tax liability of $741,000.

•

The decrease in deferred revenue of approximately $235,000, which is due mainly to an increase in deferred revenue of $332,000 ($175,000 for TXEG, which our Company is to earn over a twelve month period beginning July 2008, $1,000 for DCMC, which our Company is to earn over a twelve month period beginning July 2008, $6,000 for CG, which is to be earned over a twelve month period beginning July 2008, $112,000 for IMS, which is to be earned over a three month period beginning July 2008 and $17,000 for IMS, which is to be earned over a twelve month period beginning July 2008, and $20,000 for MVT, which is to be earned over a three month period beginning July 2008 and $1,000 for MVT, which is to be earned over a twelve month period beginning July 2008) offset by $567,000 ($166,000 for LWLG, $156,000 for TXEG, $117,000 for iVolution, $96,500 for Vystar, $20,250 for Multi-View, $6,000 for Micco Group and $5,250 for DCMC) which was earned during the six months ended October 31, 2008.

•

The decrease in current income taxes payable of approximately $124,000.

•

The addition to Net Capital of $749,020 which consists of the issuance of 210,000 shares of common stock per a private placement memorandum of $157,500 and share-based compensation expense of $591,520.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during the period.

Our Company had unrealized depreciation of ($2,885,179) at October 31, 2008 compared to unrealized depreciation of ($808,574) at October 31, 2007 and unrealized appreciation of $1,498,262 at April 30, 2008.

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

At October 31, 2008, $4,846,385 or 95% of our Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $1,001,848.  A deferred tax asset on account of unrealized losses has been estimated at approximately $398,000.  At October 31, 2008, our Company’s holdings of Lightwave Logic, Inc., Vystar Corporation and Creative Energy Solutions, Inc. were valued at $975,252, $2,617,000 and $1,000,000, respectively, which represented in the aggregate approximately 95% of the total Company portfolio at that date. Both Vystar Corporation and Creative Energy Solutions, Inc. are privately held companies. Vystar Corporation’s valuation was determined by an independent valuation firm. Creative Energy Solutions, Inc.’s valuation was determined in good faith by our Company’s Board of directors.

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

Three months ended October 31, 2008 compared to the three months ended October 31, 2007

For the three months ended October 31, 2008 our Company had revenue for services in the amount of $330,859 compared to $414,470 for the three months ended October 31, 2007. During the three months ended October 31, 2008, 96% of our Company’s revenue for services was received in the form of equity securities compared to 97% for the three months ended October 31, 2007.

Total operating expenses for the three months ended October 31, 2008 were $735,920, the principal components of which were professional fees of $121,436, consisting primarily of $35,537 investor relations expense, approximately $54,633 legal expense and approximately $7,000 of audit fees, payroll of $556,505 (which includes $503,872 of share based compensation expense), $24,130 of insurance expense and $4,432 of interest expense. By comparison, total operating expenses for the three months ended October 31, 2007 were $250,864, the principal components of which were professional fees of $173,725, payroll of $28,302, insurance of $17,120 and interest of $9,525.

Our Company realized a loss from operations of $405,061 for the three months ended October 31, 2008 compared to a gain from operations of $163,606 for the three months ended October 31, 2007.

Six months ended October 31, 2008 compared to the six months ended October 31, 2007

For the six months ended October 31, 2008 our Company had revenue for services in the amount of $593,512 compared to $885,755 for the three months ended October 31, 2007. During the six months ended October 31, 2008, 96% of our Company’s revenue for services was received in the form of equity securities compared to 97% for the six months ended October 31, 2007.

Total operating expenses for the six months ended October 31, 2008 were $1,156,035, the principal components of which were professional fees of $334,070, consisting primarily of $183,259 investor relations expense, approximately $107,368 legal expense and approximately $12,500 of audit fees, payroll of $701,673 (which includes $591,520 of share based compensation expense), $48,488 of insurance expense and $9,441 of interest expense. By comparison, total operating expenses for the six months ended October 31, 2007 were $747,368, the principal components of which were professional fees of $593,993, payroll of $52,034, insurance of $40,376 and interest of $20,352.

Our Company realized a loss from operations of $562,523 for the six months ended October 31, 2008 compared to a gain from operations of $176,036 for the six months ended October 31, 2007.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity.  Our Company had approximately $-0- of cash at October 31, 2008.  Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. During the six months ended October 31, 2008 our Company issued 210,000 shares of its common stock for proceeds of $157,500.  There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

Our Company may be forced to dispose of a portion of its current portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on the process received from such dispositions

On October 31, 2008, the Company entered into a Letter of Intent with Dominion Capital Management Corporation and they are currently seeking funding.

.Critical Accounting Estimates

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

Item 4

Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officer and financial officer that the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that the design and operation of the Company's disclosure controls and procedures are ineffective is primarily due to our Company’s limited cash on hand and its resulting inability to pay its independent auditing firm to review our quarterly financial statements as is required pursuant to Securities Exchange Act of 1934 reporting obligations. Our management is actively working to obtain additional capital to pay our auditors to review our quarterly financial statements as required pursuant to its Exchange Act reporting obligations and make effective the design and operation of the Company's disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Company's principal executive officer and financial officer, evaluated whether there were any changes in the effectiveness of our internal control over financial reporting as of the end of our last fiscal quarter. In making this assessment, our management considered our Company’s limited cash on hand and its resulting inability to pay its independent auditing firm.  Based on this evaluation, our management, with the participation of the Company's principal executive officers and financial officers, concluded that the Company's internal controls have changed and that there is an inherent weakness which may increase the risks of errors in financial reporting under current operations.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2008	April 30, 2008
	(Unaudited)	(Audited)
ASSETS
Investments in securities, at fair value
Non-affiliates (cost: $2,107,181 and $2,306,513)	$1,144,252	$4,697,675
Affiliates (cost: $3,741,052 and $3,812,952)	3,702,133	3,305,120
	4,846,385	8,002,795

Cash and cash equivalents	-	20,779
Receivables
Notes receivable - non-affiliates	123,755	116,208
Note receivable - affiliates	28,014	27,005
Receivables - non-affiliates	24,659	27,416
Receivables - affiliates	834	-
Due from non-affiliates	2,000	2,200
Due from affiliates	64,959	51,459
Total Receivables	244,221	224,288

Prepaid expenses	4,149	10,157
Property and equipment, net	5,430	6,380
Rent deposit	1,100	1,100

TOTAL ASSETS	$5,101,285	$8,265,499

LIABILITIES
LIABILITIES
Accounts payable	$362,341	$276,800
Accrued expenses	76,000	76,000
Current income taxes payable	251,000	375,000
Advances from shareholders	300,000	300,000
Notes payable	155,000	225,000
Accrued interest	98,675	85,551
	1,243,016	1,338,351
Deferred revenue
Non-affiliates	253,960	388,916
Affiliates	98,000	198,000
Total Deferred Revenue	351,960	586,916

Deferred income taxes	-	741,000

TOTAL LIABILITIES	1,594,976	2,666,267

NET ASSETS	$3,506,309	$5,599,232

ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	4,948,266	4,199,246
Distributable earnings	(1,441,957)	1,399,986

NET ASSETS	$3,506,309	$5,599,232

Equivalent per share value based on 5,912,720 shares of capital stock outstanding as of October 31, 2008 and 5,702,720 shares of
capital stock outstanding as of April 30, 2008	$0.59	$0.98

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

OCTOBER 31, 2008

(UNAUDITED)

			Number of
		% of	Shares Held at			Value at	Unrealized
	Business	Portfolio	October 31, 2008		Cost	October 31, 2008	Gain / (Loss)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	41.08%	1,000,000	(2)	$1,991,000	$1,991,000	$-
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	12.92%	500,000	(2)	193,000	626,000	433,000
common stock expiring April 30, 2013	products

Creative Energy Solutions, Inc. (3)	Develops alternative energy	20.63%	2,000,000	(2)	1,000,000	1,000,000	-
	technologies

SIVOO Holdings, Inc.	High speed internet media	0.49%	674,501	(4)	322,225	23,608	(298,617)

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.16%	250,000	(2)	-	7,700	7,700
150,000 warrants expiring November 14, 2011		0.11%	150,000	(2)	-	5,100	5,100
405,000 warrants expiring February 28, 2013		0.33%	405,000	(2)	206,202	16,100	(190,102)

Multi-View Technologies, Inc.	3D graphics imaging	0.41%	2,000,000	(2)	20,000	20,000	-

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.02%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.17%	1,000,000	(2)	5,000	8,000	3,000
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.04%	500,000	(2)	1,000	2,000	1,000
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-

Total Affiliated Securities		76.39%			3,741,052	3,702,133	(38,919)

Non-affiliated Securities
Lightwave Logic, Inc.	Plastics engineering	9.05%	674,695	(4)	391,393	438,552	47,159

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.72%	500,000	(2)	348,000	277,000	(71,000)
common stock expiring February 28, 2012

Warrant to purchase 400,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.36%	400,000	(2)	332,000	259,700	(72,300)
common stock expiring February 28, 2013

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	0.00%	3,225,844	(4)	623,788	-	(623,788)
	installation

Warrant to purchase 500,000 shares of Theater Xtreme	Home theater sales and	0.00%	500,000	(2)	277,000	-	(277,000)
Entertainment Group, Inc. common stock expiring July 2012	installation

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	2.37%	1,000,000	(2)	112,000	115,000	3,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	0.91%	500,000	(2)	17,000	44,000	27,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Content and intellectual	0.17%	1,000,000	(2)	6,000	8,000	2,000
common stock expiring July 2013	property distributor

Warrant to purchase 500,000 shares of MICCO Group	Content and intellectual	0.04%	500,000	(2)	-	2,000	2,000
common stock expiring July 2013	property distributor

Total Non-Affiliated Securities		23.61%			2,107,181	1,144,252	(962,929)

Total Securities		100.00%			$5,848,233	$4,846,385	$(1,001,848)

(1)	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".
(2)	Restricted shares - illiquid securities; total illiquid securities of $4,384,225 make up 116% of total net assets as of October 31, 2008
(3)	Private company - valued by the Board of Directors
(4)	Unrestricted shares - liquid securities
(5)	Private company -valued by an independent third-party

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS

 ENDING OCTOBER 31, 2008 AND 2007

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
INCOME
Management services
Non-affililiates	$249,706	$400,375	$444,956	$688,500
Affiliates	68,750	-	122,000	197,255
Total Management Services	318,456	400,375	566,956	885,755

Interest income	3,403	3,095	8,556	5,249
Accounting services
Non-affililiates	9,000	11,000	18,000	26,000
Affiliates	-	-	-	6,400
Total Accounting Services	9,000	11,000	18,000	32,400

	330,859	414,470	593,512	923,404

COST AND EXPENSE
Bad debt	-	-	-	6,000
Depreciation	475	475	950	950
Dues and subscriptions	185	1,337	490	1,377
Fees and commissions	1,108	2,399	1,539	3,220
Insurance	24,130	17,120	48,488	40,376
Interest expense	4,432	9,525	9,441	20,352
Miscellaneous general and administrative	5,703	1,630	19,450	2,813
Office expenses and supplies	833	1,164	2,984	2,648
Payroll and payroll taxes	556,505	28,302	701,673	52,034
Postage, delivery and shipping	1,852	917	3,163	2,177
Professional fees	121,436	173,725	334,070	593,993
Rent	4,300	4,200	8,500	8,400
Taxes - Other	-	-	31	34
Telephone	1,259	1,336	1,829	2,632
Travel and entertainment	13,235	8,121	22,293	9,149
Utilities	467	613	1,134	1,213
	735,920	250,864	1,156,035	747,368

INCOME (LOSS) FROM OPERATIONS	(405,061)	163,606	(562,523)	176,036

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of portfolio stock	(287,637)	(170,349)	(236,091)	(190,639)
Unrealized appreciation (depreciation) on investments	(1,576,835)	664,888	(2,885,179)	(808,574)
Interest expense	(6,575)	(6,575)	(13,150)	(13,150)
Income tax benefit (provision)	320,000	2,000	855,000	84,000

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(1,956,108)	$653,570	$(2,841,943)	$(752,327)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2008

 (UNAUDITED)

For the Six
Months Ending
October 31, 2008

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,841,943)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	157,500
Share-based compensation expense	591,520

NET CAPITAL SHARE TRANSACTIONS	749,020

TOTAL INCREASE (DECREASE)	(2,092,923)

NET ASSETS, BEGINNING OF PERIOD	5,599,232

NET ASSETS, END OF PERIOD	$3,506,309

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2008 AND 2007

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2008	October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(2,841,943)	$(752,327)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
(Gain) loss on sale of portfolio stock	236,091	190,639
Investment securities received in exchange for management services	(566,956)	(885,755)
Depreciation expense	950	950
Stock based compensation expense	591,520	4,668
Net unrealized depreciation on investments	2,885,179	808,574
Deferred income taxes	(741,000)	43,000
Income taxes	(124,000)	(126,000)
(Increase) decrease in assets
Notes receivable - non-affiliates	(7,547)	2,250
Notes receivable - affiliates	(1,009)	(359)
Receivables - non-affiliates	2,757	3,920
Receivables - affiliates	(834)	(8,020)
Due from non-affiliates	200	-
Due from affiliates	(13,500)	-
Prepaid expenses	6,008	18,314
Increase (decrease) in liabilities
Accounts payable	85,541	12,711
Accrued expenses	-	4,854
Accrued interest	13,124	13,150

Net cash used in operating activities	(475,419)	(669,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	367,140	446,118
Loans for notes receivable	-	(25,000)

Net cash provided by investing activities	367,140	421,118

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	-	140,000
Repayment of debt	(70,000)	-
Proceeds from issuance of common stock	157,500	-

Net cash provided by financing activities	87,500	140,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,779)	(108,313)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,779	110,739

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$2,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$15,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$332,000	$673,500

Fin 48 for penalties and interest	$-	$26,300

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission.  The interim operating results for the three and six months ended October 31, 2008 are not necessarily indicative of operating results expected for the full year.

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

In October 2008, the FASB issued FAS Staff Position (FSP) 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This is effective upon issuance, including prior periods for which financial statements have not been issued. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157–3 did not have an impact on the company’s financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at October 31, 2008:

			Number of
		% of	Shares Held at			Value at	Unrealized
	Business	Portfolio	October 31, 2008		Cost	October 31, 2008	Gain / (Loss)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	41.08%	1,000,000	(2)	$1,991,000	$1,991,000	$-
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	12.92%	500,000	(2)	193,000	626,000	433,000
common stock expiring April 30, 2013	products

Creative Energy Solutions, Inc. (3)	Develops alternative energy	20.63%	2,000,000	(2)	1,000,000	1,000,000	-
	technologies

SIVOO Holdings, Inc.	High speed internet media	0.49%	674,501	(4)	322,225	23,608	(298,617)

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.16%	250,000	(2)	-	7,700	7,700
150,000 warrants expiring November 14, 2011		0.11%	150,000	(2)	-	5,100	5,100
405,000 warrants expiring February 28, 2013		0.33%	405,000	(2)	206,202	16,100	(190,102)

Multi-View Technologies, Inc.	3D graphics imaging	0.41%	2,000,000	(2)	20,000	20,000	-

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.02%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.17%	1,000,000	(2)	5,000	8,000	3,000
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.04%	500,000	(2)	1,000	2,000	1,000
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-

Total Affiliated Securities		76.39%			3,741,052	3,702,133	(38,919)

Non-affiliated Securities
Lightwave Logic, Inc.	Plastics engineering	9.05%	674,695	(4)	391,393	438,552	47,159

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.72%	500,000	(2)	348,000	277,000	(71,000)
common stock expiring February 28, 2012

Warrant to purchase 400,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.36%	400,000	(2)	332,000	259,700	(72,300)
common stock expiring February 28, 2013

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	0.00%	3,225,844	(4)	623,788	-	(623,788)
	installation

Warrant to purchase 500,000 shares of Theater Xtreme	Home theater sales and	0.00%	500,000	(2)	277,000	-	(277,000)
Entertainment Group, Inc. common stock expiring July 2012	installation

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	2.37%	1,000,000	(2)	112,000	115,000	3,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	0.91%	500,000	(2)	17,000	44,000	27,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Content and intellectual	0.17%	1,000,000	(2)	6,000	8,000	2,000
common stock expiring July 2013	property distributor

Warrant to purchase 500,000 shares of MICCO Group	Content and intellectual	0.04%	500,000	(2)	-	2,000	2,000
common stock expiring July 2013	property distributor

Total Non-Affiliated Securities		23.61%			2,107,181	1,144,252	(962,929)

Total Securities		100.00%			$5,848,233	$4,846,385	$(1,001,848)

(1)	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".
(2)	Restricted shares - illiquid securities; total illiquid securities of $4,384,225 make up 116% of total net assets as of October 31, 2008
(3)	Private company - valued by the Board of Directors
(4)	Unrestricted shares - liquid securities
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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2008	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliates	$3,702,133	$23,608	$-	$3,678,525
Non-Affiliates	1,144,252	438,552	-	705,700

Total Investments in securities	$4,846,385	$462,160	$-	$4,384,225

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2008	$5,384,625

Total gains or losses (realized/unrealized)
included in changes in net assets	(1,000,400)
Purchases, issuance and settlements	-

Ending Balance, October 31, 2008	$4,384,225

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(1,000,400)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

Under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the unrecognized tax benefits consisting of interest and penalties at April 30, 2008 was $52,600.  The change in unrecognized tax benefits during the six months ended October 31, 2008 amounted to $13,150 and the accrual at October 31, 2008 amounted to $65,750.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

The income tax benefit for the six months ended October 31, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 38% and 6%.  The estimated annual effective rate differs from the U.S. Statuatory rate primarily due to the changes in the valuation allowance for unrealized losses.

The components of deferred tax (assets) liabilities are as follows:

October 31, 2008

Deferred tax (asset) liability
Deferred charges	$(84,000)
Deferred revenue	(52,000)
Unrealized gain	(398,000)
Capital loss carryforward	(1,036,000)
Stock-based compensation	(314,000)
Amortization of deferred revenue from warrants	1,299,000
Other	2,000

Total	(583,000)

Provision for deferred taxes	583,000

Total deferred tax (asset) liability	$-

At April 30, 2008, the Company had a capital loss carryforward of approximately $2,370,000 which if not used will expire in 2013.

At October 31, 2008, there is a $76,000 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	October 31, 2008	April 30, 2008
Notes Receivable - non-affiliates
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778. These notes bear interest at 8% per year up through August 31, 2007 at which time the
Company demanded payment. No payment was received and the notes then began began to bear interest at 10%. The Company filed a lawsuit in August 2008 against
SP&S demanding payment. SP&S responded in September 2008 to the lawsuit and in October 2008, the Company requested for production of documents, which it has
not received.	$123,755	$116,208

Note Receivable - affiliates
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8%
per year beginning on May 1, 2007. This note is payable upon demand.	$28,014	$27,005

NOTE 5 – DUE FROM AFFILIATES

October 31, 2008

BF Acquisition Group V, Inc.	$52,959
Dominion Capital Management Corporation	12,000

Total Due from Affiliates	$64,959

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

	October 31, 2008	April 30, 2008
Non-Affiliates
Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	$110,668	$276,666
common stock for payment of services per one year contract
dated February 2008, valued at $332,000, fair value and
amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	66,084
of services per a one year contract dated July 2007 valued
at $396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of	-	46,166
TXEG common stock for payment of services per a one
year contract dated July 2007, valued at $277,000, fair
value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for payment	131,250	-
of services per a one year contract dated July 2008 valued
at $175,000, fair value and amortized over the life of the contract.

MICCO Group (“MICCO”)
Received a warrant to purchase 1,000,000 shares of	-	-
MICCO common stock for a payment of services per a three
month contract dated July 2008, valued at $6,000, fair
value and amortized over the life of the contract.

iVolution Medical Systems ("IMS")
Received a warrant to purchase 1,000,000 shares of	-	-
IMS common stock for a payment of services per a three
month contract dated July 2008, valued at $112,000, fair
value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of	12,042	-
IMS common stock for payment of services per a one year
contract dated July 2008, valued at $17,000, fair value and
amortized over the life of the contract.
Total Non-Affiliates	253,960	388,916

Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	96,500	193,000
common stock for payment of services per one year contract
dated April 2008, valued at $193,000, fair value.

Multi-View Technologies, Inc. ("MVT")
Received a warrant to purchase 500,000 shares of MVT common	750	-
stock for payment of services per a one year contract dated
July 2008, valued at $1,000, fair value and amortized over
the life of the contract.

Dominion Capital Management Corporation ("DCMC")
Received a warrant to purchase 1,000,000 shares of	-	5,000
DCMC common stock for a payment of services per a three
month contract dated April 2008, valued at $5,000, fair
value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of	750	-
DCMC common stock for payment of services per a three
month contract dated July 2008, valued at $1,000, fair
value and amortized over the life of the contract.
Total Affiliates	98,000	198,000
Total Deferred Revenue	$351,960	$586,916

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consist of:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
Non-Affiliates
Lightwave Logic, Inc. ("LWLG")
Received 1,000,000 shares of LWLG common stock for payment	$-	$145,000	$-	$290,000
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of LWLG	-	87,000	-	174,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 400,000 shares of LWLG	82,998	-	165,998	-
common stock for payment of services per one year contract
dated February 2008, valued at $332,000, fair value and
amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of	-	99,126	66,084	132,168
services per one year contract dated July 2008, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	69,249	46,166	92,332
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for payment of	43,750	-	43,750	-
services per a one year contract dated July 2008, valued at
$175,000, fair value and amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common	112,000	-	112,000	-
stock for payment of services per a three month contract dated July 2008, valued at $112,000, fair value and amortized over the life of the contract

Received a warrant to purchase 500,000 shares of iVolution common	4,958	-	4,958	-
stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life of the contract

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common	6,000	-	6,000	-
stock for payment of services per a three month contract dated July 2008, valued at $6,000, fair value and amortized over the life of the contract
Total Non-Affiliates	249,706	400,375	444,956	688,500

Affiliates
Extreme Visual Technologis, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	$-	$-	$-	$197,255
of services per a one year contract dated July 2006, valued
at $1,000,000, fair value and amortized over the life of the contract

Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	48,250	-	96,500	-
Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	20,000	-	20,000	-
services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	250	-	250	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	-	5,000	-
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	250	-	250	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract

Total Affiliates	68,750	-	122,000	197,255

Total Management Services Revenue	$318,456	$400,375	$566,956	$885,755

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

October 31, 2008

Notes payable. Interest accrued at the
prime rate of interest, 6.0% at October 31, 2008.
Principal and interest are payable on demand. (NOTE 11)	$155,000

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

During the six months ended October 31, 2008, the Company granted options to purchase 900,000 shares of its common stock at a fair value of $774,718.

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the six months ended October 31, 2008, with the following assumptions: no dividend yield, expected volatility of 126%, risk-free interest rate of 3.27% and expected option life of ten years.

During the six months ending October 31, 2008, the Company’s net income was approximately $591,520 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of October 31, 2008, there was approximately $192,916 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2008:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2008	125,000	$2.00	$2.00

Granted	900,000	$0.87 - $0.96	$0.90

Outstanding, October 31, 2008	1,025,000	$0.87 - $2.00	$1.03

Exercisable, October 31, 2008	744,364	$0.87 - $2.00	$1.05

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at October 31, 2008	Contractual Life	Currently Exercisable

$0.87 - $2.00	744,364	2.85 years	$1.05

NOTE 10 – CAPITAL STOCK TRANSACTIONS

During the six months ended October 31, 2008, 210,000 shares of common stock were issued for proceeds of $157,500.

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

On or around March 2008, a judgment was placed on UCM for the amounts owed.

As of October 31, 2008, the outstanding notes payable balance was $155,000 and the accrued interest payable on those notes was $32,925.

In December 2008, the Company was served a notice to attend an additional discovery hearing on January 12, 2009.

NOTE 11 – FINANCIAL HIGHLIGHTS

October 31, 2008

Per Share Operating Performance
Net asset value, beginning of period	$0.98

Loss from operations, net of taxes	(0.05)
Unrealized depreciation on investment, net of taxes	(0.28)
Gain on property dividend, net of taxes	-
Loss on sale of stock	(0.02)
0.63
Add capital share transactions	0.13

Net asset value, end of period	$0.59

Total Return	-39.80%

Average Net Assets as a percentage of:
Expenses	50.78%
Management income	24.91%

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

In November 2008, the Company issued 124,706 shares of the Company’s common stock at a purchase price of $106,000.

In December 2008, Theater Xtreme Entertainment Group, Inc. (“TXEG”), filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code.

In December 2008, Micco Group opened a Private Placement Memorandum where they converted their note holders to equity.

In December 2008, iVolution Medical opened a Private Placement Memorandum where they converted their note holders to equity.

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

27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

December 18, 2008

By:  /s/ Michael D. Queen

Michael D. Queen, President

December 18, 2008

By:  /s/ Joseph T. Drennan

Joseph T. Drennan,

Principal Financial Officer

28