Form 10-Q
period 2009-01-31
Universal Capital Management, Inc.
filed 2009-03-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2009 was 6,412,426.

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ending January 31, 2009 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

	PART II - OTHER INFORMATION

Item 6.	Exhibits	9

F-1

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

See F-1 to F-19

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion contains forward-looking statements.  The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intending to identify forward-looking statements.  Such statements reflect our Company’s current views with respect to future events and financial performance and involve risks and uncertainties.  Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intending, estimated, projected or otherwise indicated.  Readers should not place undue reliance on these forward-looking statements.

The following discussion is qualified by reference to, and should be read in conjunction with our Company’s financial statements and the notes thereto.

Our Company is a public venture capital company whose primary business is to invest in emerging growth companies.  Our Company assists these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth.

Our Company’s primary investment objective is to increase its net assets by adding value to our portfolio companies and thus, increasing our stock value. In order to achieve this objective, we focus on investments in companies that are most likely to benefit from our management's expertise in finance, strategic planning, operations, and technology.

The income that our Company derives from investments in portfolio companies consists of management fees, interest income, and appreciation (net of depreciation) in the values of portfolio companies. At the time of disposition, the disposition proceeds of these portfolio securities will most likely make up most of our Company’s cash revenues.

Consequently, our Company’s success depends on us investing in more companies that appreciate in value rather than companies that depreciate in value. We cannot assure you that our Company will be successful in doing so.

Pursuant to the requirements of the Investment Company Act of 1940, as amended (“1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by our Company for which market quotations are not readily available. In making its determination, our Board of Directors may consider valuation appraisals provided by independent financial experts.  Our Company expects to pay a professional fee each time such a valuation is provided.  With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended January 31, 2009	At the Year Ended April 30, 2008
TOTAL ASSETS	$5,156,896	$8,265,499
NET ASSETS	$3,586,943	$5,599,232
NET ASSET VALUE PER SHARE	$0.59	$0.98
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($2,846,091)	$1,498,262

The changes in total assets, net assets and net asset value per share for the nine months ended January 31, 2009 were primarily attributable to:

•

Our Company’s investment in Vystar warrants were valued at $2,597,000 at January 31, 2009 compared to $1,854,000 at April 30, 2008 for a net unrealized appreciation of $743,000 for the nine months ended January 31, 2009.

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with a new portfolio company, iVolution Medical Systems (“IMS”).  Our Company received a warrant to purchase 1,000,000 shares of IMS common stock valued at $112,000 and a warrant to purchase 500,000 shares of IMS common stock, valued at $17,000.  At January 31, 2009, the combined value of these warrants was $707,000 for an unrealized appreciation of $578,000 for the nine months ended January 31, 2009.

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with a new portfolio company, Micco Group (“MG”).  Our Company received a warrant to purchase 1,000,000 shares of MG common stock valued at $6,000 and a warrant to purchase 500,000 shares of MG common stock, valued at $0 upon issuance.  At January 31, 2009, the combined value of these warrants was $695,000 for an unrealized appreciation of $689,000 for the nine months ended January 31, 2009.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares decreased from $2.55 to $0.52 per share during the nine months ended January 31, 2009.  During the nine months ended January 31, 2009, our Company sold 365,552 shares for a sales price of $342,696 with a cost of $212,020 for a realized gain of $130,676.  Our Company’s investment in LWLG common stock had a net unrealized depreciation of $1,797,377 for the nine months ended January 31, 2009.  Our Company’s investment in LWLG warrants were valued at $240,000 at January 31, 2009 compared to $2,208,000 at April 30, 2008, for a net unrealized depreciation of $1,968,000 for the nine months ended January 31, 2009.  Our Company exercised a warrant to purchase 400,000 shares of LWLG stock in January 2009 at $0.001 per share or $400.

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with a new portfolio company, Multi-View Technologies (“MVT”).  Our Company received 2,000,000 shares of MVT common stock valued at $20,000.  Our Company also received a warrant to purchase 500,000 shares of MVT common stock, valued at $1,000.  At January 31, 2009, the warrants were valued at $1,000 and the common stock was valued at $20,000.

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with Dominion Capital Management Corporation (“DCMC”) for a warrant to purchase 500,000 shares of DCMC common stock valued at $1,000.  In addition to this warrant, the Company has a warrant to purchase 1,000,000 shares of DCMC common stock that was valued at $5,000 at April 30, 2008.  At January 31, 2009, the combined value of these warrants was $500 for an unrealized depreciation of $5,500 for the nine months ended January 31, 2009.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.21 to $0.039 per share during the nine months ended January 31, 2009.  During the nine months ending January 31, 2009, our Company sold 310,000 shares of SIVOO for a sales price of $96,329 with a cost of $101,400 for a realized loss of $5,071.  Our Company’s investment in SIVOO common stock had a net unrealized depreciation of $290,202 for the nine months ended January 31, 2009.  Our Company’s investment in SIVOO warrants were valued at $28,000 at January 31, 2009 compared to $241,000 at April 30, 2008, for a net unrealized depreciation of $213,000 for the nine months ending January 31, 2009.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) average valuation on restricted and unrestricted shares decreased from $0.15 to $0.00 per share during the nine months ended January 31, 2009.  During July 2008, our Company received 2,500,000 shares pursuant to one year management services contract with a cost of $175,000. Our Company’s investment in TXEG common stock had a net unrealized depreciation of $108,877 for the nine months ended January 31, 2009.  Our Company’s investment in TXEG warrants were valued at $-0- at January 31, 2009 compared to $75,000 at April 30, 2008, for a net unrealized depreciation of $75,000 for the nine months ended January 31, 2009.

•

During the nine months ended January 31, 2009, Creative Energy Solutions, Inc. (“CES”) average valuation on restricted and unrestricted shares decreased from $0.50 to $0.00 per share.  Our Company’s investment in CES common stock had a net unrealized depreciation of $1,000,000 for the nine months ended January 31, 2009.

•

During the nine months ended January 31, 2009, our Company sold 221,429 shares of Gelstat Corp. for a sales price of $10, with a cost of $350,000, for a realized loss of $349,990.

•

During the nine months ended January 31, 2009, our Company sold 47,619 shares of Neptune Industries for a sales price of $9,493 with a cost of $20,000 for a realized loss of $10,507.

•

During the nine months ended January 31, 2009, our Company wrote off its investment in IPI Fundraising, Inc. for a realized loss of $6,625.  IPI has been out of business since December 2005 and is no longer a valid portfolio company.

•

The decrease in cash of $13,714.

•

The increase in accounts payable and accrued expenses of $30,131.

•

The decrease in deferred tax liability of $186,000.

•

The decrease in deferred revenue of approximately $502,000, which is due mainly to an increase in deferred revenue of $332,000 ($175,000 for TXEG, which our Company is to earn over a twelve month period beginning July 2008, $1,000 for DCMC, which our Company is to earn over a twelve month period beginning July 2008, $6,000 for CG, which is to be earned over a twelve month period beginning July 2008, $112,000 for IMS, which is to be earned over a three month period beginning July 2008, $17,000 for IMS, which is to be earned over a twelve month period beginning July 2008, $20,000 for MVT, which is to be earned over a three month period beginning July 2008 and $1,000 for MVT, which is to be earned over a twelve month period beginning July 2008) offset by $834,000 ($249,000 for LWLG, $287,250 for TXEG, $121,000 for iVolution, $144,750 for Vystar, $20,500 for Multi-View, $6,000 for Micco Group and $5,500 for DCMC) which was earned during the nine months ended January 31, 2009.

•

The decrease in current income taxes payable of approximately $422,000.

•

The addition to Net Capital of $855,509 which consists of the issuance of 334,706 shares of common stock per a private placement memorandum of $263,500 and share-based compensation expense of $592,009.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during the period.

Our Company had unrealized depreciation on investments of $2,846,091 at January 31, 2009 compared to unrealized depreciation on investments of $1,073,305 at January 31, 2008 and unrealized appreciation on investments of $1,498,262 at April 30, 2008.

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

At January 31, 2009, $4,802,045 or 93% of our Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $962,761.  A deferred tax asset on account of unrealized losses has been estimated at approximately $449,000.  At January 31, 2009, our Company’s holdings of Vystar Corporation, iVolution Medical Systems, MICCO Group and Lightwave Logic, Inc. were valued at $2,597,000, $707,000, $695,000 and $724,873, respectively, which represented in the aggregate approximately 98% of the total Company portfolio at that date.  Vystar Corporation is a privately held company that is currently going through the registration process with the Securities and Exchange Commission.  Vystar, iVolution and MICCO’s valuations were based on their ability to raise capital funds through recent private placement memorandums.

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

Three months ended January 31, 2009 compared to the three months ended January 31, 2008

For the three months ended January 31, 2009 the Company had revenue for services in the amount of $279,652 compared to $412,305 for the three months ending January 31, 2008. During the three months ended January 31, 2009, 96% of our Company’s revenue for services was received in the form of equity securities compared to 97% for the three months ended January 31, 2009.

Total operating expenses for the three months ended January 31, 2009 were $151,594, the principal components of which were professional fees of $38,200, consisting primarily of $19,922 of legal expense and $12,500 of audit fees, payroll of $62,054 (which includes $489 of share based compensation expense), $23,141 of insurance expense and $9,207 of interest expense. By comparison, total operating expenses for the three months ended January 31, 2008 were $210,539, the principal components of which were professional fees of $132,625, payroll of $28,416, insurance of $16,104 and interest of $8,059.

Our Company realized a gain from operations of $128,058 for the three months ended January 31, 2009 compared to a gain from operations of $201,766 for the three months ended January 31, 2008.

Nine months ended January 31, 2009 compared to the nine months ended January 31, 2008

For the nine months ended January 31, 2009 our Company had revenue for services in the amount of $873,162 compared to $1,355,709 for the nine months ended January 31, 2008. During the nine months ended January 31, 2009, 96% of our Company’s revenue for services was received in the form of equity securities compared to 96% for the nine months ended January 31, 2008.

Total operating expenses for the nine months ended January 31, 2009 were $1,307,628, the principal components of which were professional fees of $372,270, consisting primarily of $184,071 of investor relations expense, approximately $127,290 of legal expense and approximately $44,000 of audit fees, payroll of $763,758 (which includes $592,009 of share based compensation expense), $71,629 of insurance expense and $18,648 of interest expense. By comparison, total operating expenses for the nine months ended January 31, 2008 were $957,910, the principal components of which were professional fees of $726,618, payroll of $80,450, insurance of $56,480 and interest of $28,411.

Our Company realized a loss from operations of $434,466 for the nine months ended January 31, 2009 compared to a gain from operations of $377,799 for the nine months ended January 31, 2008.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity.  Our Company had approximately $7,065 of cash at January 31, 2009.  Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. During the nine months ended January 31, 2009, our Company issued 334,706 shares of its common stock for proceeds of $263,500.  There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At January 31, 2009, $4,612,647 or 96% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

Our Company may be forced to dispose of a portion of its current portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on our overall revenue.

On October 31, 2008, the Company entered into a Letter of Intent to acquire Dominion Capital Management Corporation, who is currently seeking funding.

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

Our Board of Directors is responsible for (1) determining overall valuation guidelines and (2) ensuring the valuation of investments within the prescribed guidelines.

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

Public Market/Restricted Securities: When our Company holds securities which are publicly traded but under significant legal or contractual restrictions, our Board of Directors starts with the public market value of the shares as set forth in the paragraph above and applies an appropriate discount based on the nature and remaining duration of the restrictions.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Our Company’s business activities contain elements of risk.  Neither our Company’s investments nor an investment in our Company is intending to constitute a balanced investment program.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	January 31, 2009	April 30, 2008
	(Unaudited)	(Audited)
ASSETS
Investments in securities, at fair value
Non-affiliated companies (cost: $4,210,254 and $2,306,513)	$4,725,004	$4,697,675
Affiliated companies (cost: $1,554,552 and $3,812,952)	77,041	3,305,120
	4,802,045	8,002,795

Cash and cash equivalents	7,065	20,779
Receivables
Notes receivable - non-affiliated companies	126,654	116,208
Note receivable - affiliated companies	28,518	27,005
Receivables - non-affiliated companies	27,562	27,416
Receivables - affiliated companies	-	-
Due from non-affiliated companies	2,000	2,200
Due from affiliated companies	108,341	51,459
Total Receivables	293,075	224,288

Prepaid expenses	1,656	10,157
Property and equipment, net	4,955	6,380
Current income tax asset	47,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$5,156,896	$8,265,499

LIABILITIES
LIABILITIES
Accounts payable	$358,125	$276,800
Accrued expenses	-	76,000
Current income taxes payable	-	375,000
Advances from shareholders	6,000	300,000
Notes payable	452,372	225,000
Accrued interest	113,743	85,551
	930,240	1,338,351
Deferred revenue
Non-affiliated companies	83,713	581,916
Affiliated companies	1,000	5,000
Total Deferred Revenue	84,713	586,916

Deferred income taxes	555,000	741,000

TOTAL LIABILITIES	1,569,953	2,666,267

NET ASSETS	$3,586,943	$5,599,232
ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	5,054,755	4,199,246
Distributable earnings	(1,467,812)	1,399,986

NET ASSETS	$3,586,943	$5,599,232

Equivalent per share value based on 6,037,426 shares of capital stock Outstanding as of January 31, 2009 and 5,702,720 shares of capital stock outstanding as of April 30, 2008	$0.59	$0.98

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

JANUARY 31, 2009

(UNAUDITED)

			Number of
		% of	Shares Held at			Value at	Unrealized
	Business	Portfolio	January 31, 2009		Cost	January 31, 2009	Gain / (Loss)
Affiliated Company Securities (1)
Creative Energy Solutions, Inc. (3)	Develops alternative energy	0.0%	2,000,000	(2)	$1,000,000	$-	$(1,000,000)
	Technologies

SIVOO Holdings, Inc.	High speed internet media	0.54%	664,501	(4)	319,725	25,916	(293,809)

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.15%	250,000	(2)	-	7,000	7,000
150,000 warrants expiring November 14, 2011		0.10%	150,000	(2)	-	5,000	5,000
405,000 warrants expiring February 28, 2013		0.33%	405,000	(2)	206,202	16,000	(190,202)

Multi-View Technologies, Inc.	3D graphics imaging	0.42%	2,000,000	(2)	20,000	20,000	-

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.02%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.01%	1,000,000	(2)	5,000	500	(4,500)
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.00%	500,000	(2)	1,000	-	(1,000)
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-

Total Affiliated Company Securities		1.60%			1,554,552	77,041	(1,477,511)

Non-affiliated Company Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex products	41.46%	1,000,000	(2)	1,991,000	1,991,000	-
common stock expiring January 31, 2013

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex product	12.62%	500,000	(2)	193,000	606,000	413,000
common stock expiring April 30, 2013

Lightwave Logic, Inc.	Plastics engineering	3.35%	532,448	(4)	309,090	160,726	(148,364)
		6.75%	400,000	(2)	332,400	324,147	(8,253)

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.00%	500,000	(2)	348,000	240,000	(108,000)
common stock expiring February 28, 2012

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	0.00%	3,225,844	(4)	623,788	-	(623,788)
	Installation

Warrant to purchase 500,000 shares of Theater Xtreme	Home theater sales and	0.00%	500,000	(2)	277,000	-	(277,000)
Entertainment Group, Inc. common stock expiring July 2012	installation

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	10.27%	1,000,000	(2)	112,000	493,000	381,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	4.46%	500,000	(2)	17,000	214,000	197,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Content and intellectual	10.27%	1,000,000	(2)	6,000	493,000	487,000
common stock expiring July 2013	property distributor

Warrant to purchase 500,000 shares of MICCO Group	Content and intellectual	4.21%	500,000	(2)	-	202,000	202,000
common stock expiring July 2013	property distributor
Other investments		0.02%			976	1,131	155

Total Non-Affiliated Company Securities		98.40%			4,210,254	4,725,004	514,750

Total Securities		100.00%			$5,764,806	$4,802,045	$(962,761)

(1)	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".
(2)	Restricted shares - illiquid securities; total illiquid securities of $4,612,647 make up 128.59% of total net assets as of January 31, 2009
(3)	Private company - valued by the Board of Directors
(4)	Unrestricted shares - liquid securities
(5)	Private company -valued by an independent third-party

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS

 ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
INCOME
Management services
Non-affililiated companies	$266,749	$400,375	$808,203	$1,088,875
Affiliated companies	500	-	26,000	197,255
Total Management Services	267,249	400,375	834,203	1,286,130

Interest income	3,403	2,930	11,959	8,179
Accounting services
Non-affililiated companies	9,000	9,000	27,000	35,000
Affiliated companies	-	-	-	6,400
Total Accounting Services	9,000	9,000	27,000	41,400

	279,652	412,305	873,162	1,335,709

COST AND EXPENSE
Bad debt	-	-	-	6,000
Depreciation	475	475	1,424	1,425
Dues and subscriptions	749	640	1,239	2,017
Fees and commissions	841	-	2,381	3,220
Insurance	23,141	16,104	71,629	56,480
Interest expense	9,207	8,059	18,648	28,411
Miscellaneous general and administrative	3,521	1,090	22,971	3,906
Office expenses and supplies	1,352	2,685	4,336	5,333
Payroll and payroll taxes	62,054	28,416	763,758	80,450
Postage, delivery and shipping	375	1,321	3,538	3,498
Professional fees	38,200	132,625	372,270	726,618
Rent	4,500	4,200	13,000	12,600
Taxes - Other	-	6,000	-	6,034
Telephone	1,115	1,243	2,943	3,875
Travel and entertainment	5,249	6,760	27,542	15,909
Utilities	815	921	1,949	2,134
	151,594	210,539	1,307,628	957,910

INCOME (LOSS) FROM OPERATIONS	128,058	201,766	(434,466)	377,799

OTHER INCOME (EXPENSE)
Gain (Loss) on sale of portfolio stock	(5,425)	(205,038)	(241,516)	(395,677)
Unrelated appreciation (depreciation) on investments	39,087	(264,731)	(2,846,091)	(1,073,305)
Interest and penalties	76,000	-	76,000	-
Interest expense	(6,575)	(6,575)	(19,725)	(19,725)
Income tax benefit (provision)	(257,000)	1,000	598,000	85,000

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(25,855)	$(273,578)	$(2,867,798)	$(1,025,908)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED JANUARY 31, 2009

 (UNAUDITED)

For the Nine
Months Ended
January 31, 2009

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,867,798)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	263,500
Share-based compensation expense	592,009

NET CAPITAL SHARE TRANSACTIONS	855,509

TOTAL INCREASE (DECREASE)	(2,012,289)

NET ASSETS, BEGINNING OF PERIOD	5,599,232

NET ASSETS, END OF PERIOD	$3,586,943

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(2,867,798)	$(1,025,908)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
Stock granted for interest	-	15,144
Loss on sale of portfolio stock	241,516	395,677
Investment securities received in exchange for management services	(834,203)	(1,286,130)
Depreciation expense	1,425	1,425
Stock based compensation expense	592,009	7,002
Net unrealized depreciation on investments	2,846,091	1,073,305
Deferred income taxes	(186,000)	122,000
Income taxes	(422,000)	(206,000)
(Increase) decrease in assets
Notes receivable - non-affiliated companies	(10,446)	(8,179)
Notes receivable - affiliated companies	(1,513)	3,773
Receivables - non-affiliated companies	(146)	11,895
Receivables - affiliated companies	-	(8,220)
Due from non-affiliated companies	200	-
Due from affiliated companies	(56,882)	-
Prepaid expenses	8,501	29,989
Increase (decrease) in liabilities
Accounts payable	77,939	64,438
Accrued expenses	(67,533)	(3,115)
Accrued interest	19,725	19,725

Net cash used in operating activities	(659,115)	(793,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	448,529	567,409
Loans for notes receivable	-	(25,000)

Net cash provided by investing activities	448,529	542,409

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	3,372	146,000
Repayment of debt	(70,000)	-
Proceeds from issuance of common stock	263,500	-

Net cash provided by financing activities	196,872	146,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,714)	(104,770)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,779	110,739

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,065	$5,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$15,000	$-
Securities received in exchange for deferred revenue	$332,000	$2,958,500
Fin 48 for penalties and interest	$-	$26,300

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as filed with the Securities and Exchange Commission.  The interim operating results for the three and nine months ended January 31, 2009 are not necessarily indicative of operating results expected for the full year.

History and Nature of Business

Universal Capital Management, Inc. (the “Company”) is a business development company.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940.  The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels.  The Company refers to companies in which it invests as “portfolio companies.”

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

Reclassifications

Certain reclassifications were made to the April 30, 2008 financial statements in order to conform to the January 31, 2009 financial statement presentation.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVESTMENTS

Portfolio companies consist of the following at January 31, 2009:

			Number of
		% of	Shares Held at			Value at	Unrealized
	Business	Portfolio	January 31, 2009		Cost	January 31, 2009	Gain / (Loss)
Affiliated Company Securities (1)
Creative Energy Solutions, Inc. (3)	Develops alternative energy	0.0%	2,000,000	(2)	$1,000,000	$-	$(1,000,000)
	Technologies

SIVOO Holdings, Inc.	High speed internet media	0.54%	664,501	(4)	319,725	25,916	(293,809)

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.15%	250,000	(2)	-	7,000	7,000
150,000 warrants expiring November 14, 2011		0.10%	150,000	(2)	-	5,000	5,000
405,000 warrants expiring February 28, 2013		0.33%	405,000	(2)	206,202	16,000	(190,202)

Multi-View Technologies, Inc.	3D graphics imaging	0.42%	2,000,000	(2)	20,000	20,000	-

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.02%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.01%	1,000,000	(2)	5,000	500	(4,500)
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.00%	500,000	(2)	1,000	-	(1,000)
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-

Total Affiliated Company Securities		1.60%			1,554,552	77,041	(1,477,511)

Non-affiliated Company Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex products	41.46%	1,000,000	(2)	1,991,000	1,991,000	-
common stock expiring January 31, 2013

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex product	12.62%	500,000	(2)	193,000	606,000	413,000
common stock expiring April 30, 2013

Lightwave Logic, Inc.	Plastics engineering	3.35%	532,448	(4)	309,090	160,726	(148,364)
		6.75%	400,000	(2)	332,400	324,147	(8,253)

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.00%	500,000	(2)	348,000	240,000	(108,000)
common stock expiring February 28, 2012

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	0.00%	3,225,844	(4)	623,788	-	(623,788)
	Installation

Warrant to purchase 500,000 shares of Theater Xtreme	Home theater sales and	0.00%	500,000	(2)	277,000	-	(277,000)
Entertainment Group, Inc. common stock expiring July 2012	installation

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	10.27%	1,000,000	(2)	112,000	493,000	381,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	4.46%	500,000	(2)	17,000	214,000	197,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Content and intellectual	10.27%	1,000,000	(2)	6,000	493,000	487,000
common stock expiring July 2013	property distributor

Warrant to purchase 500,000 shares of MICCO Group	Content and intellectual	4.21%	500,000	(2)	-	202,000	202,000
common stock expiring July 2013	property distributor
Other investments		0.02%			976	1,131	155

Total Non-Affiliated Company Securities		98.40%			4,210,254	4,725,004	514,750

Total Securities		100.00%			$5,764,806	$4,802,045	$(962,761)

(1)	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".
(2)	Restricted shares - illiquid securities; total illiquid securities of $4,612,647 make up 128.59% of total net assets as of January 31, 2009
(3)	Private company - valued by the Board of Directors
(4)	Unrestricted shares - liquid securities
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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2009	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliated companies	$77,041	$47,541	$-	$29,500
Non-affiliated companies	4,725,004	486,004	-	4,239,000

Total investments in securities	$4,802,045	$533,545	$-	$4,268,500

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2008	$5,384,625

Total gains or losses (realized/unrealized)
included in changes in net assets	(1,116,125)
Purchases, issuance and settlements	-

Ending Balance, January 31, 2009	$4,268,500

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(1,116,125)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

Under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the unrecognized tax benefits consisting of interest and penalties at April 30, 2008 was $52,600.  The change in unrecognized tax benefits during the nine months ended January 31, 2009 amounted to $19,725 and the accrual at January 31, 2009 amounted to $72,325.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

The income tax benefit for the nine months ended January 31, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 38% and 6%.  The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the changes in the valuation allowance for unrealized losses.

The components of deferred tax (assets) liabilities are as follows:

January 31, 2009

Deferred tax liability
Deferred charges	$(77,000)
Unrealized gain	449,000
Capital loss carryforward	(826,000)
Stock-based compensation	(314,000)
Amortization of deferred revenue from warrants	1,353,000
Other	(30,000)

Total deferred tax liability	$555,000

At April 30, 2008, the Company had a capital loss carry forward of approximately $250,000 which if not used will expire in 2018.

The Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment for the tax year ending April 30, 2008.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2009	April 30, 2008

Notes Receivable - non-affiliated companies
Scientific Products and Systems, Inc. ("SP&S") - Total principal of $110,778. These notes bear interest at 8% per year up
through August 31, 2007 at which time the Company demanded
payment. No payment was received and the notes then
began to bear interest at 10%. The Company filed a
lawsuit in August 2008 against SP&S demanding payment.
SP&S responded in September 2008 to the lawsuit and
in October 2008, the Company requested for production
of documents, which it has not received.	$126,654	$116,208

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8% per year beginning on May 1, 2007.
This note is payable upon demand.	$28,518	$27,005

NOTE 5 – DUE FROM AFFILIATED COMPANIES

January 31, 2009

BF Acquisition Group V, Inc.	$52,987
Dominion Capital Management Corporation	53,813
Multi-View Technologies	1,541

Total Due from Affiliated Companies	$108,341

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

	January 31, 2009	April 30, 2008
Non-Affiliated Companies
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	$48,250	$193,000
common stock for payment of services per one year contract
dated April 2008, valued at $193,000, fair value.

Lightewave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	27,672	276,666
common stock for payment of services per one year contract
dated February 2008, valued at $332,000, fair value and
amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	66,084
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	46,166
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

iVolution Medical Systems ("IMS")
Received a warrant to purchase 500,000 shares of	7,791	-
IMS common stock for payment of services per a one year
contract dated July 2008, valued at $17,000, fair value and
amortized over the life of the contract.

Total Non-Affiliated Companies	83,713	581,916

Affiliated Companies
Multi-View Technologies, Inc. ("MVT")
Received a warrant to purchase 500,000 shares of MVT common	500	-
stock for payment of services per a one year contract dated
July 2008, valued at $1,000, fair value and amortized over
the life of the contract.

Dominion Capital Management Corporation ("DCMC")
Received a warrant to purchase 1,000,000 shares of	-	5,000
DCMC common stock for a payment of services per a three
month contract dated April 2008, valued at $5,000, fair
value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of	500	-
DCMC common stock for payment of services per a three
month contract dated July 2008, valued at $1,000, fair
value and amortized over the life of the contract.

Total Affiliated Companies	1,000	5,000

Total Deferred Revenue	$84,713	$586,916

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Non-Affiliated Companies
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	$48,250	$-	$144,750	$-
Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.

Lightwave Logic, Inc. ("LWLG")
Received 1,000,000 shares of LWLG common stock for payment	-	145,000	-	435,000
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of LWLG	-	87,000	-	261,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 400,000 shares of LWLG	82,998	-	248,994	-
common stock for payment of services per one year contract
dated February 2008, valued at $332,000, fair value and
amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of	-	99,126	66,084	231,294
services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	69,249	46,166	161,581
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for payment of	131,250	-	175,000	-
services per a one year contract dated July 2008, valued at
$175,000, fair valule and amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common	-	-	112,000	-
stock for payment of services per a three month contract dated
July 2008, valued at $112,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of iVolution common	4,251	-	9,209	-
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common	-	-	6,000	-
stock for payment of services per a three month contract dated
July 2008, valued at $6,000, fair value and amortized over the life of the contract

Total Non-Affiliated Companies	266,749	400,375	808,203	1,088,875

Affiliated Companies
Extreme Visual Technologis, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	-	-	-	197,255
of services per a one year contract dated July 2006, valued
at $1,000,000, fair value and amortized over the life of the contract.

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	-	-	20,000	-
services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	250	-	500	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	-	5,000	-
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	250	-	500	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Total Affiliated Companies	500	-	26,000	197,255

Total Management Services Revenue	$267,249	$400,375	$834,203	$1,286,130

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

January 31, 2009

Notes payable. Interest accrued at the
prime rate of interest, 8.25% at January 31, 2009.
Principal and interest are payable on demand. (NOTE 11)	$155,000

Notes payable. Interest accrued at 8% beginning on
November 1, 2008. Principal and interest are payable
on demand	297,372

$452,372

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

During the nine months ended January 31, 2009, the Company granted options to purchase 900,000 shares of its common stock at a fair value of $774,718 to it’s certain executive officers and members of the board of directors.

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the nine months ended January 31, 2009, with the following assumptions: no dividend yield, expected volatility of 126%, risk-free interest rate of 3.27% and expected option life of ten years.

During the nine months ending January 31, 2009, the Company’s net income was approximately $592,009 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of January 31, 2009, there was approximately $192,427 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2008:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2008	125,000	$2.00	$2.00

Granted	900,000	$0.87 - $0.96	$0.90

Outstanding, January 31, 2009	1,025,000	$0.87 - $2.00	$1.03

Exercisable, January 31, 2009	744,364	$0.87 - $2.00	$1.05

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at January 31, 2009	Contractual Life	Currently Exercisable

$0.87 - $2.00	744,364	2.85 years	$1.05

NOTE 10 – CAPITAL STOCK TRANSACTIONS

During the nine months ended January 31, 2009, 334,706 shares of common stock were issued for proceeds of $263,500.

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

In January 2009 the Company attended an additional discovery hearing where they provided additional information requested by the court.

As of January 31, 2009 the outstanding notes payable balance was $155,000 and the accrued interest payable on those notes was $35,388.

In February 2009, the Company entered into an Agreed Order (“Order”) with the Plaintiffs.  Pursuant to the Order, the Company will pay the Plaintiffs $192,471 (principal and interest) in four installments as follows:  $100,000 on March 2, 2009, $30,823 on or before April 10, 2009, $30,823 on or before May 11, 2009, and $30,823 on or before June 10, 2009.

NOTE 12 – FINANCIAL HIGHLIGHTS

January 31, 2009

Per Share Operating Performance
Net asset value, beginning of period	$0.98

Loss from operations, net of taxes	(0.04)
Unrealized depreciation on investment, net of taxes	(0.28)
Gain on property dividend, net of taxes	-
Loss on sale of stock	(0.02)
0.64
Add capital share transactions	0.14

Net asset value, end of period	$0.59

Total Return	-39.80%

Average Net Assets as a percentage of:
Expenses	37.96%
Management income	25.35%

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

In February 2009, executive officers resigned options to purchase 925,000 shares of the Company’s common stock, in order to bring on a new executive officer.

In February 2009, Robert G. Oberosler was appointed President and Chief Operating Officer and was awarded an option to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share.  This option was exercised in February 2009 for $75,000.

In February 2009, the Company awarded several non-executive employees and advisory board members with options to purchase 650,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

In March 2009, the Company paid the first installment of the Order for the Carlin and Wilson lawsuit of $100,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

March 13, 2009

By:  /s/ Michael D. Queen

Michael D. Queen, Principal Executive Officer

March 13, 2009

By:  /s/ Theresa Q. Hoffmann

Theresa Q. Hoffmann, Principal Financial Officer