Form 10-K
period 2009-04-30
Universal Capital Management, Inc.
filed 2009-08-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Cover Page (continued)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒.    No ☐.

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

Large Accelerated Filer  ¨    Accelerated Filer  ¨    Non-Accelerated filer  x    Smaller reporting company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ¨    No  x

As of August 12, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $879,462.  Such aggregate market value was computed by reference to the closing price of $0.25 per share for the registrant’s common stock on the OTC Bulletin Board on that date.  For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of August 12, 2009 was 6,412,246.

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

Introduction

Universal Capital Management, Inc. (the “Company,” “we,” or “our”) is a publicly traded business development company.  We are primarily engaged in the business of furnishing capital and making available managerial assistance to emerging companies with high growth potential that do not have ready access to capital through conventional financial channels. We refer to the companies that we invest in and provide management services for as “portfolio companies.”  We have two types of portfolio companies, portfolio holding company and active portfolio company.  A portfolio holding company is a company that we have invested in or provided management services to in the past, no longer have a valid management contract and therefore no longer provide any management services.  An active portfolio company is one that we have a current management contract and continue to provide management services along with any additional services needed.

In exchange for our cash investment in a portfolio company, we receive securities issued by the portfolio company, typically common stock or warrants to purchase common stock.  Upon providing management services to our portfolio company, we receive securities issued by the portfolio company, typically common stock or warrants to purchase common stock.

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

Our Company’s fiscal year ends April 30.  At April 30, 2009, we had investments of approximately $5,310,972 at fair value in eight portfolio companies

Investments

We currently hold the securities of eight portfolio companies and we intend to make additional investments in companies that require capital for technology development or growth, and that will probably require managerial assistance.  Our primary focus is on making non-control investments in small, privately-held companies or public companies with what management believes are valuable products, processes or franchises. Generally, our Company limits total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to 10% of our Company’s net assets at the time of investment. Because of our Company’s small size, our investments may not always satisfy this criterion.   To date, our initial investment in each of our portfolio companies has been significantly less than $500,000. By limiting the size of total investment in any one portfolio company, we hope to reduce and diversify our risk.

As a business development company, we make it possible for our stockholders to participate at an early stage in emerging fields.  We offer our stockholders an in-house team of professionals who operate under the general supervision of our board of directors.  They include three full-time members of management who vote on all purchases and sales of portfolio company securities and prospective investments and who collectively have expertise in venture capital investing to evaluate and monitor investments.  We believe our stockholders benefit when our officers and employees, rather than outside investment advisors, manage our operations.

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

We also invest in development stage or start-up businesses.  Substantially all of our portfolio investments are in thinly capitalized, unproven, small companies, many of which are in their development stage.  These businesses also tend to lack management depth, to have limited or no history of operations, and not to have attained profitability, and in some cases, not to have any revenue.  Because of the speculative nature of these investments, the securities we hold in these portfolio companies have a significantly greater risk of loss than traditional investment securities.  Some of such venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.

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

Portfolio Securities

The Company’s investments at April 30, 2009, were as follows:

		Approximate
		% of Class	% of	Number of
Common Stock and Warrants - United States	Business	Owned	Portfolio	Shares Held	Fair Value

Affiliated Securities
Multi-View Technologies, Inc. common stock	3D graphics imaging	10.00%	18.83%	2,000,000	$1,000,000

Warrant to purchase 500,000 shares of Multi-View	3D graphics imaging	2.50%	4.61%	500,000	245,000
Technologies, Inc. common stock, expiring July 2013

SIVOO Holdings, Inc. common stock	High speed internet media	2.30%	0.19%	664,501	9,968

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.90%	0.05%	250,000	2,700
150,000 warrants expiring November 14, 2011		0.50%	0.03%	150,000	1,700
405,000 warrants expiring February 28, 2013		1.40%	0.12%	405,000	6,400

Warrant to purchase 500,000 shares of Dominion Capital	SBA lendinig	8.30%	0.10%	1,000,000	5,500
Management common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lendinig	4.20%	0.00%	500,000	-
Management common stock, expiring July 2013

BF Acquisition Group V, Inc. common stock	Inactive company	5.26%	0.03%	100,000	1,625

Total Affiliated Securities			23.97%		1,272,893

Non-affiliated Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation	Natural rubber latex products	2.44%	37.49%	1,000,000	1,991,000
common stock, expiring January 2013

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex products	1.22%	5.22%	500,000	277,000
common stock, expiring January 2013

Lightwave Logic, Inc. common stock	Plastics engineering	1.60%	5.82%	738,005	309,262

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	1.10%	3.94%	500,000	209,000
common stock, expiring February 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	5.30%	9.25%	1,000,000	491,000
Group common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	2.60%	2.92%	500,000	155,000
Group common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	4.20%	9.25%	1,000,000	491,000
common stock, expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group	Software solutions provider	2.10%	2.15%	500,000	114,000
common stock, expiring July 2013

Other common stock	Other various investments	0.00%	0.02%		817
Total Non-Affiliated Securities			76.03%		4,038,079

Total Securities			100.00%		$5,310,972

Vystar Corporation (“Vystar”), a Georgia corporation, was founded in March 2000 and is headquartered in Duluth, Georgia.  It is the creator and exclusive owner of the innovative technology to produce Vytex® Natural Rubber Latex (“NRL”).  This technology reduces antigenic protein in natural rubber latex products to virtually undetectable levels in both liquid NRL and finished latex products.  Vystar intends to introduce Vytex® NRL throughout the worldwide marketplace that uses NRL or latex substitutes as a component of manufactured products.  Vystar intends for Vytex® NRL to become the standard source of latex and latex substitutes, not unlike a standard computer operating system on which many other applications can run.  Vystar intends to introduce Vytex® NRL into the supply channels with aggressive, targeted marketing campaigns directed to end users.

On April 11, 2008, Vystar signed a definitive agreement with Revertex (Malaysia), Sdn. Bhd., a division of Yule Catto Far East and the world’s largest producer of pre-vulcanized natural rubber lattices for the production of Vytex® NRL.  Revertex will be a non-exclusive, toll manufacturer for Vystar and has started full production mode to manufacture Vytex® NRL commercially.  Vystar ran its first production February 2, 2008 and has successfully completed several subsequent production runs.  To date, the production runs have entered the market as samples only of varying sizes to interested manufacturers.

On May 1, 2009, the Company and Alatech Healthcare, LLC, a major United States condom manufacturer, received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy™ condom manufactured with Vytex® NRL. The Envy condom will be the first medical product available in the United States made from Vystar’s patented Vytex® NRL, which has less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that can cause an allergic response, while retaining and improving upon all the desirable qualities of latex. The Envy condom will carry labeling that will reflect the lowest antigenic protein content currently available in a natural rubber latex medical device in the United States.

Vystar’s S-1 registration statement was declared effective by the Securities and Exchange Commission on August 7, 2009.  It expects to publicly trade under the symbol “VNRL” on the OTC.BB market.

Lightwave Logic, Inc. (“Lightwave”) is headquartered in Wilmington, Delaware and is a publicly traded company trading under the symbol “LWLG” on the OTC.BB market.  Lightwave Logic is a development stage research and development company that has developed and is continuing to develop high-activity, high-stability electro-optic polymers which they believe could have a broad range of applications in the electro-optic device market.

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

iVolution Medical Systems, Inc. (“IMS”), a Nevada corporation, was founded in May 2005 and is headquartered in Islandia, New York.  IMS is a full service healthcare provider that offers a unique combination of advanced, user-friendly, highly-secure and affordable healthcare services and technology solutions to physicians.  From technology solutions such as Electronic Medical Record (“EMR”) and a HIPAA-compliant “CHATiV” system to services such as medical billing and medical collection, iVolution is a healthcare supermarket that offers physicians a “One-Stop-Shop” to fulfill all their needs.

IMS has begun to expand the use of their software by acquiring small medical billing companies to acquire access to their physician patient databases and convert those to their automated system.  IMS hopes to cross-sell their software to doctors' offices and market to significant consumer "gatekeepers." For doctors, they believe their suite of clinical and practice management software tools and customized consulting support will dramatically improve a practice's financial and administrative performance. They believe these can minimize the stress and distractions of business management and enable physicians to focus exclusively on their patients, secure in the knowledge that the practice's growth and profitability are performing at optimal levels.

MICCO Group, Inc. (“MICCO”), a Georgia corporation, was founded in 2008 and is headquartered in Alpharetta, Georgia.  MICCO is a software solutions provider for the music and entertainment industries that supports advanced business and media management.  MICCO has created a platform for media and entertainment companies to help management generate more revenue reduce costs and interact with their customers and employees more efficiently.

MICCO strives to be the foundation of a new generation of media and entertainment services by enabling professionals to focus on their core business, creating innovative new revenue models in a dynamic, changing market, while they solve the various digital, mobile, technical collaboration and data analysis issues faced by management.

MICCO simplifies the world for its clients by reducing the wide and growing world of tools, services, applications and logins into a single dashboard with a single login.  Through this dashboard, they unify all of the activities that their client are engaged in on a daily basis so they can have a more comprehensive view of their business in a cost-effective and time-efficient way without having to build and support anything new internally.  MICCO amplifies the power of its client’s message by providing real-time connections to distribution and rich business intelligence around any of its activities so that no decision would need to be made in a vacuum or without fully understanding the demands of the consumer audience.

Multi-View Technologies, Inc. (“MVT”), is a development stage corporation formed under the laws of the state of Delaware in July of 2008. They are a digital media company that uses a unique, proprietary hardware and software technology to create and distribute dynamic 3D-content, which is displayed on a Liquid Crystal Display (“LCD”) screen that can be viewed without special eyewear.  The 3D content appears to magically float in front of the screen. Eyewear-free 3D technology, considered the  “holy grail” of media messaging, is poised for explosive growth and will revolutionize several industries in the coming years - including digital signage, gaming, entertainment, medical, as well as commercial and consumer display markets.

MVT’s mission is to provide the end user with improved communication impact by designing, developing, and enhancing electronic entertainment viewing experiences through the utilization of 3D stereoscopic sciences and content. In order to achieve and sustain this mission, the company will stay on the leading edge of development and strive to set industry standards.

SIVOO Holdings, Inc. (“SIVOO”), a Nevada corporation, is publicly traded under the symbol SIVO.PK on the OTC.PK market. SIVOO provides technology for streaming video that (i) allows video to be captured from any format or location like satellite, Internet stream, or electronic/hard media, (ii) programmatically transcodes video to any other format for TV, Internet VOD or streaming, and mobile delivery, and (iii) transports video wherever/however it needs to be distributed via embeddable HTML tags, RSS feeds, FTP, or push technology.

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

SIVOO’s Management has elected to market the company’s technology for sale rather than fund operations at this time.

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

The net asset value and net asset value per share of common stock of our Company at the end of each fiscal quarter is as follows:

		Net Asset Value
Date	Net Asset Value	Per Share

April 30, 2009	$4,268,861	$0.67

January 31, 2009	$3,341,565	$0.55

October 31, 2008	$2,218,331	$0.38

July 31, 2008	$4,959,096	$0.84

April 30, 2008	$5,599,232	$0.98

January 31, 2008	$3,217,402	$0.57

October 31, 2007	$3,323,505	$0.61

July 31, 2007	$2,667,599	$0.49

April 30, 2007	$4,097,464	$0.75

January 31, 2007	$3,873,969	$0.71

October 31, 2006	$4,052,654	$0.75

July 31, 2006	$2,426,652	$0.45

April 30, 2006	$2,243,790	$0.46

January 31, 2006	$2,304,214	$0.48

October 31, 2005	$2,164,418	$0.43

July 31, 2005	$1,921,122	$0.39

At April 30, 2009, approximately all of our Company’s investments were recorded at fair value.

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

At April 30, 2009, our Company had a current year taxable loss of $287,000.

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

Employees and Management Fees

Our Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees.  At such time, if ever, as our Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.  As of April 30, 2009, our Company employed six full-time employees.

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

Our Company has designated a chief compliance officer, Theresa Q. Hoffmann, and established a compliance program pursuant to the requirements of the 1940 Act.

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

As of April 30, 2009, we had cash resources of $15,431.  In the year ended April 30, 2009 we had revenues of $960,424, virtually all of which were received in the form of shares or warrants of portfolio companies. Consequently, we have been required either to sell new shares of our common stock or securities of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments. This practice is likely to continue in the fiscal year ending April 30, 2010 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you that we will be able to find investors willing to purchase new Company shares or securities of portfolio companies at a price and on terms acceptable to our Company, in which case, we could deplete our cash resources.

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

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2009, approximately 40% of the Company's asset value resulted from a single portfolio holding and over 79%, from two portfolio holdings.

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

Under the provisions of the 1940 Act, we are permitted to issue senior securities only in amounts such that asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our portfolio assets declines, we may be unable to satisfy this test. In the event that happens, we may be required to sell a portion of our investments and, depending on the nature of our Company's leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous and result in unfavorable prices. Also, we may invest 70% of our assets only in privately held U.S. companies, small, publicly traded U.S. companies, certain high-quality debt, and cash.

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

When the securities of our portfolio companies become publicly traded, those securities are considered unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time. The market price of securities that we hold may decline substantially before we are able to sell these securities. The market for unseasoned stocks less liquid than they might be otherwise, especially those traded in the over-the-counter markets.

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

Item 1B.

Unresolved Staff Comments.

Not Applicable.

Item 1.

Properties.

Our Company leases on a month-to-month basis approximately 1,200 square feet of office space at 2601 Annand Drive, Suite 16, Wilmington, Delaware where we conduct our operations.  Monthly rent for the space is $1,500.

Legal Proceedings

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

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova (plaintiff) filed a lawsuit in Philadelphia County, Court of Common Pleas against Defendants Lightwave Logic, Inc., (formerly Third-Order Nanotechnologies, Inc.), PSI-TEC Holdings, Inc. (which subsequently merged into Lightwave Logic, Inc.) and Universal Capital Management, Inc.  The lawsuit was dismissed in May 2008 against all defendants with Lightwave Logic, Inc. making a payment $47,500 to the plaintiff.

Carlin and Wilson Lawsuit

During February 2008, Leo Carlin Jr. (“Carlin”) and Richard H. Wilson, III (“Wilson”) filed a lawsuit in New Castle County, Delaware, Superior Court.  Carlin and Wilson are the Plaintiffs and UCM is the Defendant.

On or around June 2006, Carlin and Wilson loaned the Company a total of $175,000 which was evidenced by two promissory notes payable (“Notes”), due with interest, on or before October 15, 2006.  These funds were for short-term financing for the Company.  Carlin and Wilson sued demanding payment, claiming that three weeks after the Notes were executed and delivered, the Company failed to send the plaintiffs a subscription agreement for shares of the Company’s common stock at $2.50 per share in exchange for the cancellation of the notes.

On or around March 2008, a judgment was placed on the Company for the amounts owed.  As of October 31, 2008, the outstanding notes payable balance was $155,000 and the accrued interest payable on those notes was $32,925.  In December 2008, the Company was served a notice to attend an additional discovery hearing on January 12, 2009.  At this discovery hearing additional documents were provided by the Company as requested.  In February 2009, the judgment was ordered into effect and the Company’s investment accounts were seized.    In March 2009, the Plaintiffs and the Company agreed to settle the Notes over a four month payment.  The Company made a $100,000 payment in March 2009 and two additional payments of $30,823 in each April and May 2009.  The final payment of $30,823 was made in June 2009, which was a complete settlement of all interest and principle.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of Company stockholders.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTC Bulletin Board since June 15, 2006.  The Company’s common stock trades under the symbol “UCMT”.

Market Information

		High		Low
		Bid	Asked	Bid	Asked
2008	1st Quarter	$1.65	$1.70	$0.63	$0.70
	2nd Quarter	$0.99	$1.01	$0.67	$0.74
	3rd Quarter	$0.94	$0.97	$0.46	$0.50
	4th Quarter	$1.18	$1.24	$0.47	$0.55

2009	1st Quarter	$1.07	$1.20	$0.51	$0.65
	2nd Quarter	$1.05	$1.16	$0.30	$0.50
	3rd Quarter	$0.75	$0.85	$0.20	$0.30
	4th Quarter	$0.72	$0.99	$0.10	$0.22

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of August 13, 2009, the Company had approximately 602 holders of record of its Common Stock.

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

Dividends

Our Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future.  Since our inception, we have never declared or paid any cash dividends on its Common Stock.  Any determination to pay dividends in the future is at the discretion of our Company’s Board of Directors and will depend upon the Company’s financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant. However, we may from time to time distribute shares or interests in portfolio companies.  On July 24, 2006, we declared a dividend payable in the shares of the common stock of one of our portfolio companies, Theater Xtreme Entertainment Group, Inc. (“Theater”).  The dividend was payable to our shareholders of record at the close of business on July 31, 2006, and was distributed on August 11, 2006.  The dividend consisted of 0.055 shares of the common stock of Theater for each share of Company common stock owned on the record date or 299,064 Theater shares in the aggregate.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2009.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	710,000	$ 0.29	515,000
Equity compensation plans not approved by security holders	--	--	---
Total	710,000	$ 0.29	515,000

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and we have reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.

Purchases and Sales of Company Common Stock

The following table sets forth for the calendar months indicated, information regarding sales of the Company’s common stock:

					Aggregate
		Number of		Consideration	Offering	Securities Act
Securities Sold	Date Sold	Shares Sold (a)	Purchasers (b)	Paid Per Share (c)	Price	Exemption Claimed

Common Stock Par Value	November 10, 2008	124,706	1 Investors	$ 0.85	$106,000	Section 4 (2)
at $0.001 per share

Common Stock Par Value	May 2008 through	210,000	2 Investors	$ 0.75	$157,500	Section 4 (2)
at $0.001 per share	June 2008
		334,706

(a) No underwriter or broker-dealer participated in the sale
(b) Accredited investors (c) All cash proceeds were used to invest in portfolio companies or to pay routine operating expenses

 The Company did not repurchase any shares of common stock during the fiscal year covered by this report.

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total return during the period from April 30, 2005 to April 30, 2009, for the Company’s common stock, the Company’s Peer Group and the Russell Microcap Index. This graph assumes the investment of $100 in the Company’s common stock, the Company’s Peer Group and the stock in the companies comprising the [index] on April 30, 2005 and the reinvestment of all dividends.

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K.  The following selected information is taken from those financial statements:

					Period from
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	August 16, 2004
	Ended	Ended	Ended	Ended	(Inception Date)
	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006	April 30, 2005

Net Sales	$960,424	$3,845,715	$3,294,637	$894,745	$211,250
Total Assets	$5,497,085	$8,265,499	$6,736,345	$3,546,337	$3,010,892
Gross Profits(a)	960,424	$3,845,715	$3,294,637	$894,745	$211,250
Profit/(Loss)(b)	$(1,077,988)	$2,681,514	$1,047,883	$(96,057)	$(524,813)
Net Assets	$4,268,861	$5,599,232	$4,097,464	$2,243,790	$2,296,038
Net Increase (Decrease) in Net Assets	$(1,330,371)	$1,501,768	$1,853,674	$(52,248)	$2,296
Profit/(Loss) Per Share(b)	$(0.17)	$0.47	$0.19	$(0.02)	$(0.11)
Net Increase (Decrease) in Net Assets Per Share	$(0.21)	$0.26	$0.34	$0.46	$0.48

(a)	Sales less costs and expenses associated directly with or allocated to products or services rendered.
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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ending April 30, 2009	At and for the Year Ending April 30, 2008
TOTAL ASSETS	$5,497,085	$8,265,499
NET ASSETS	$4,268,861	$5,599,232
NET ASSET VALUE PER SHARE	$0.67	$0.98
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($323,709)	$1,498,262

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2009 were primarily attributable to:

•

Our Company’s investment in Vystar warrants were valued at $2,268,000 at April 30, 2009 compared to $1,854,000 at April 30, 2008 for a net unrealized appreciation of $414,000 for the year ending April 30, 2009.

•

During July 2008, our Company signed a management services agreement with a new portfolio company, iVolution Medical Systems (“IMS”).  Our Company received a warrant to purchase 1,000,000 shares of IMS common stock valued at $112,000 and a warrant to purchase 500,000 shares of IMS common stock, valued at $17,000.  At April 30, 2009, the combined value of these warrants was $646,000 for an unrealized appreciation of $517,000 for the year ending April 30, 2009.

•

During July 2008, our Company signed a management services agreement with a new portfolio company, MICCO Group (“MG”).  Our Company received a warrant to purchase 1,000,000 shares of MG common stock valued at $6,000 and a warrant to purchase 500,000 shares of MG common stock, valued at $0 upon issuance.  At April 30, 2009, the combined value of these warrants was $605,000 for an unrealized appreciation of $599,000 for the year ending April 30, 2009.

•

During July 2008, our Company signed a management services agreement with a new portfolio company, Multi-View Technologies (“MVT”).  Our Company received 2,000,000 shares of MVT common stock valued at $20,000.  Our Company also received a warrant to purchase 500,000 shares of MVT common stock, valued at $1,000.  At April 30, 2009, the warrants were valued at $245,000 and the common stock was valued at $1,000,000 for an unrealized appreciation of $1,224,000 for the year ending April 30, 2009.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares decreased from $2.55 to $0.42 per share during the year ending April 30, 2009.  During the year ending April 30, 2009, our Company sold 499,995 shares (which equates to approximately 9,615 shares sold per week) for a sales price of $367,192 with a cost of $289,997 for a realized gain of $77,195.  The Company also exchanged 60,000 shares of LWLG common stock for investor relations services for LWLG in the amount of $75,600.  The Company purchased 3,000 shares of LWLG on the open market at a cost of $2,010.  Our Company’s investment in LWLG common stock had a net unrealized depreciation of $1,972,988 for the year ending April 30, 2009.  Our Company’s investment in LWLG warrants were valued at $209,000 at April 30, 2009 compared to $2,208,000 at April 30, 2008, for a net unrealized depreciation of $975,000 for the year ending April 30, 2009.  Our Company exercised a warrant to purchase 400,000 shares of LWLG stock in January 2009 at $0.001 per share or $400.

•

During the year ending April 30, 2009, our Company signed a management services agreement with Dominion Capital Management Corporation (“DCMC”) for a warrant to purchase 500,000 shares of DCMC common stock valued at $1,000.  In addition to this warrant, the Company has a warrant to purchase 1,000,000 shares of DCMC common stock that was valued at $5,000 at April 30, 2008.  At April 30, 2009, the combined value of these warrants was $5,500 for an unrealized depreciation of $500 for the year ending April 30, 2009.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.21 to $0.015 per share during the year ending April 30, 2009.  During the year ending April 30, 2009, our Company sold 10,000 shares of SIVOO for a sales price of $329 with a cost of $2,500 for a realized loss of $2,171.  The Company exchanged 300,000 shares of SIVOO common stock for investor relations services for SIVOO in the amount of $96,000.  Our Company’s investment in SIVOO common stock had a net unrealized depreciation of $198,527 for the year ending April 30, 2009.  Our Company’s investment in SIVOO warrants were valued at $10,800 at April 30, 2009 compared to $241,000 at April 30, 2008, for a net unrealized depreciation of $230,200 for the year ending April 30, 2009.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) declared bankruptcy in December 2008.  During July 2008, our Company received 2,500,000 shares pursuant to one year management services contract with a cost of $175,000. Due to TXEG declaring bankruptcy, our Company’s investment in TXEG common stock and warrants was written off and there was a net realized loss of $900,788 for the year ending April 30, 2009.

•

During the year ending April 30, 2009, the Company learned that Creative Energy Solutions, Inc. (“CES”) was no longer interested in becoming a public entity and they were not following the original business plan.  CES bought back the company’s holdings of their 2,000,000 shares of common stock for $200 for a net realized loss of $999,800 for the year ending April 30, 2009.

•

During the year ending April 30, 2009, our Company sold 221,429 shares of Gelstat Corp. for a sales price of $10, with a cost of $350,000, for a realized loss of $349,990.

•

During the year ending April 30, 2009, our Company sold 47,619 shares of Neptune Industries for a sales price of $9,493 with a cost of $20,000 for a realized loss of $10,507.

•

During the year ending April 30, 2009, our Company wrote off its investment in IPI Fundraising, Inc. for a realized loss of $6,625.  IPI has been out of business since December 2005 and is no longer a valid portfolio company.

•

The decrease in cash of $5,348.

•

The increase in accounts payable and accrued expenses of $169,896.

•

The decrease in deferred tax liability of $708,000.

•

The decrease in deferred revenue of approximately $583,000, which is due mainly to an increase in deferred revenue of $332,000 ($175,000 for TXEG, $1,000 for DCMC, which our Company is to earn over a twelve month period beginning July 2008, $6,000 for MG, which is to be earned over a twelve month period beginning July 2008, $112,000 for IMS, which is to be earned over a three month period beginning July 2008, $17,000 for IMS, which is to be earned over a twelve month period beginning July 2008, $20,000 for MVT, which is to be earned over a three month period beginning July 2008 and $1,000 for MVT, which is to be earned over a twelve month period beginning July 2008) offset by $914,828 ($276,666 for LWLG, $287,250 for TXEG, $125,412 for iVolution, $193,000 for Vystar, $20,750 for Multi-View, $6,000 for Micco Group and $5,750 for DCMC) which was earned during the year ending April 30, 2009.

•

The decrease in current income taxes payable of approximately $241,000.

•

The addition to Net Capital of $1,389,636 which consists of the issuance of 334,706 shares of common stock pursuant to a private offering of $263,500, exercise of employee options of $75,000 and share-based compensation expense of $1,051,136.

Our unrealized appreciation (depreciation) varies significantly from year to year as a result of the wide fluctuation in the value of the Company’s portfolio securities. For example, we suffered a cumulative unrealized depreciation of $358,451 on our holdings of Lightwave Logic, Inc. for the year ended April 30, 2009 compared to a cumulative unrealized appreciation of $3,291,150 for the year ending April 30, 2008 as a result of an decrease of $2.13 in the average value of the portfolio shares during such time period, the sale of 499,995 shares of Lightwave Logic, Inc., exchange of 60,000 shares of Lightwave Logic, Inc. for investor relations services for LWLG and an exercise of a warrant to purchase 400,000 shares of Lightwave Logic, Inc. to the portfolio.

We had cumulative unrealized appreciation of $1,559,621 at April 30, 2009 compared to cumulative unrealized appreciation of $1,883,330 at April 30, 2008.

At April 30, 2009 and April 30, 2008, $5,310,972 or approximately 95% and $8,002,795 or approximately 96.8% of our assets, respectively, consisted of investments, of which net unrealized appreciation (depreciation) before the income tax effect were ($323,709) and $1,498,262, respectively.  Deferred tax liability has been estimated at approximately $33,000 and $741,000, at the years ending April 30, 2009 and 2008, respectively.

Results of Operations

Our financial statements have been prepared in conformity with the United States generally accepted accounting principles.  On this basis, the principal measure of a Company’s financial performance is the net increase in net assets. Net assets comprise (i) income from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Our Company expenses include salaries and wages (but officer salaries did not accrue until November 15, 2004 and then were contributed as capital during the year ended April 30, 2007), professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include rent, depreciation, office, investor relations and other overhead costs.

Year ended April 30, 2009 compared to the year ended April 30, 2008 and April 30, 2007

For the year ended April 30, 2009 we had revenue for services in the amount of $960,424 compared to $3,845,715 for the year ended April 30, 2008 and $3,294,637 for the year ended April 30, 2007.  Approximately 96% of our revenue for services was received in the form of equity securities for the year ended April 30, 2009 compared to approximately 98% for the year ended April 30, 2008 and approximately 97% for the year ended April 30, 2007.

 Total operating expenses for the year ended April 30, 2009 were $2,038,412, the principal components of which were professional fees of $458,263, of which $187,668 represents investor relations expense (for our portfolio companies that we paid with our shares of those companies), approximately $130,614 of legal expense, and approximately $50,100 in auditing and accounting expense.  Additionally, principal components of operating expenses include $1,208,229 for payroll which includes $1,051,136 of share based compensation expense, $140,765 in bad debt expense, $97,172 of insurance expense and $33,794 of travel and entertainment expense.  By comparison, total operating expenses for the year ended April 30, 2008 were $1,164,201, the principal components of which were professional fees of $854,132, payroll expense of $105,104, insurance expense of $76,821, and travel and entertainment expenses of $26,146.  By comparison, total operating expenses for the year ended April 30, 2007 were $2,246,754, the principal components of which were payroll of $706,934, professional fees of $1,279,295, insurance of $68,410 and travel and entertainment of $48,337.

We realized a loss from operations of ($1,077,988) for the year ended April 30, 2009 compared to income of $2,681,514 for the year ended April 30, 2008 and a profit from operations of $1,047,883 for the year ended April 30, 2007.

Our Company had net unrealized depreciation of ($323,709) at year end April 30, 2009, compared to a net unrealized appreciation of $1,498,262 at year end April 30, 2008 and a cumulative net unrealized depreciation of ($406,953) at year end April 30, 2007.

Our company had a recognized loss of $2,154,786 for the year ended April 30, 2009.  This consists of a loss of $999,800 for the buyback of 2,000,000 shares of Creative Energy Solutions, Inc. for $200 with a cost of $1,000,000, a loss of $900,788 for the disposal of 3,225,844 shares of Theater Xtreme Entertainment Group and a warrant to purchase 500,000 shares of TXEG at a total cost of $900,788, a loss of $349,990 for the sale of 221,429 shares of Geltat Corporation for $10 with a cost of $350,000, a loss of $10,507 for the disposal of 47,619 shares of Neptune Industries for $9,493 with a cost of $20,000, a loss of $6,625 for the disposal of 575,000 shares of IPI with a cost of $6,625, a loss of $5,070 for the sale/investor relations of 310,000 shares of SIVOO for $96,329 with a cost of $101,399, offset by a gain of $77,196 for the sale of 499,995 shares of Lightwave Logic, Inc. for $367,192 with a cost of $289,996 and the gain of $40,800 on the exchange of shares for investor relations services for Lightwave Logic, Inc. of 60,000 shares for $75,600 with a cost of $34,800.

For the year ending April 30, 2008, our company had a recognized loss of $2,069,152.  This loss consists of $1,813,687 for the sale of 2,000,000 shares of Extreme Visual Technologies for $200 with a cost of $1,813,887, $287,883 for the sale of 305,000 shares of Lightwave Logic, Inc. for $357,016 with a cost of $644,899 and $20,290 for the sale of 500,000 shares of Theater Xtreme for $324,000 with a cost of $344,290, offset by a gain of $52,708 for the sale of 389,900 shares of SIVOO, Inc. for $157,683 with a cost of $104,975.

For the year ending April 30, 2007, our company had a recognized loss of $644,342.  This loss consists of $ $999,900 for the sale of 1,000,000 shares of Accelapure Corporation for $100 with a cost of $1,000,000, offset by the gain of $61,644 for the sale of 92,500 shares of Lightwave Logic, Inc. for $63,911 with a cost of $2,267 and a gain of $293,914 for the exchange of shares for investor relations services for Lightwave Logic, Inc. of 495,000 shares for $326,550 with a cost of $32,636.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions to obtain liquidity.  We had $15,431 of cash at April 30, 2009.   Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. For the year ending April 30, 2009, we have had an officer exercise an option to purchase 375,000 shares of the Company’s common stock for a total of $75,000 and received $81,372 in advances from shareholders. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, our Company may not sell shares of common stock at less than our net asset value except in certain limited circumstances.

Our Company raised an additional $116,000 in funds through note holders through July 2009.

Recently, it was necessary for us to dispose of some of our current portfolio securities to meet our operational needs. In the future, we may be forced to continue to dispose of portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by or under the direction of our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as “Net increase (decrease) in unrealized appreciation on investments.” Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Item 8.

Financial Statements and Supplementary Data.

See attached Appendix

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A (T).

 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: As of April 30, 2009, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Michael D. Queen, the principal executive officer of the Company, and Theresa Q. Hoffmann, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were not effective due to its inability to allocate a sufficient amount of its capital resources to adequately review its financial statements, which occurred as a result of the Company’s limited cash position during its 2009 fiscal year.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Michael D. Queen, the principal executive officer of the Company, and Theresa Q. Hoffmann, the principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In making this assessment, our management considered the limited cash on hand, and the resultant inability to allocate a sufficient amount of capital resources to adequately review our financial statements.  Based on this evaluation, our management, with the participation of Michael D. Queen, the principal executive officer of the Company, and Theresa Q. Hoffmann, the principal financial officer, concluded that, as of as of April 30, 2009, the Company’s internal control over financial reporting is not effective, which may increase the risks of errors in our financial reporting.

We are currently in the process of acquiring a sufficient amount of funds to commit the cash resources to adequately review our financial statements, which should provide our Company with an effective design and operation of disclosure controls and procedures. While funded with sufficient capital resources, our Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Limitations on Controls: Our management, including Michael D. Queen, the principal executive officer of the Company, and Theresa Q. Hoffmann, the principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to company internal controls: In our opinion, there were no material changes in our Company's internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance.

(a)  Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Michael D. Queen	53	Director, Chief Executive Officer	1 yr/Since 2004
Robert G. Oberosler	52	President, Chief Operating Officer	1 yr/Since February 2009
Theresa Q. Hoffmann	36	Vice President of Finance Secretary, Treasurer	1 yr/Since May 2009
Charles E. Hoover	53	Vice President	1 yr/Since May 2008
Joseph Drennan	65	Director, Vice President	1 yr/Since 2004
Steven P. Pruitt, Jr.	33	Director	1 yr/Since 2004
Jeffrey P. Muchow	62	Director	1 yr/Since 2004

Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified.  The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

(b) Business experience of directors, executive officers, and significant employees.

Michael D. Queen, Chief Executive Officer and Director.  Mr. Queen has been the Chief Executive Officer and a director of the Company since 2004 and was the President of the Company from 2004 through February 2009.  Since founding UCM, Mr. Queen has worked with eighteen startup companies.  He assisted these companies with their funding and was responsible for helping seven of those companies enter the public marketplace.  Mr. Queen is considered an expert in the microcap arena with extensive knowledge of how these markets operate and has been extensively involved in the start-up businesses and initial capitalization plans.

Prior to UCM, Mr. Queen was the President, CEO and a director at Pennexx Foods, Inc., a publicly traded company.  From 1994 to 1998, Mr. Queen was the President of Ocean King Enterprises, a start-up specialty food manufacturer.  From 1978 to 1999, Mr. Queen was an executive in the supermarket industry serving the greater New York, New Jersey and Delaware region.

Robert G. Oberosler, President and Chief Operating Officer.  Mr. Oberosler has been President and Chief Operating Officer of the Company since February 2009. From March 2008 to December 2008, Mr. Oberosler served as a turnaround professional for Theater Xtreme Entertainment Group, Inc., a distressed retailer of home theater packages and a franchise marketing company. During that period, Mr. Oberosler served as President and subsequently Chief Executive Officer of that company.  On December 15, 2008, Theater Xtreme Entertainment Group, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 7 of Title 11 of the United States Code.  From 1998 to 2008, Mr. Oberosler held various officer positions with Pathmark Stores, Inc.  Specifically, from 1998 to 2001, he served as Senior Vice President - Asset Management; from 2001 to 2005, he served as Senior Vice President - Store Operations; from 2005 to 2006, he served as Senior Vice President - Asset Management & Special Projects, from 2006 - February 2008, he served as Senior Vice President - Distribution, Logistics & Asset Management.

Theresa Q. Hoffmann, Vice President of Finance, Secretary and Treasurer.  Mrs. Hoffmann has been Vice President of Finance, Secretary and Treasurer since March 2009.  Previously, since March 2008, Mrs. Hoffmann, served as the registrant’s senior corporate controller where she was accountable for all of the registrant’s financial accounting and heading the staff of portfolio accountants and financial planners. Also, from July 2008 to December 2008, Mrs. Hoffmann served as the part-time interim chief financial officer and chief information officer of Theater Xtreme Entertainment Group, Inc., a previous registrant portfolio company.  On December 15, 2008, Theater Xtreme Entertainment Group, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 7 of Title 11 of the United States Code.  From January 2007 to March 2008 she served as the registrant’s manager of portfolio accounting and financial planning, and from January 2006 to January 2007 she served as the registrant’s controller. From August 2005 to December 2005, Mrs. Hoffmann served as a controller at IPI Fundraising, Inc., and from July 2003 to August 2005, she worked as a Senior Accountant at Cetrulo & Morgan Group, PA.  Mrs. Hoffmann holds a BS in Accounting from Virginia Tech.

Charles E. Hoover, Vice President.  Mr. Hoover has been Vice President since May 2008.  Mr. Hoover has over 20 years experience working with financial services and technology companies, focusing on marketing, business development and public relations.  He spent more than 10 years in capital markets and real estate with firms including Nations Bank, Hall Financial Group, Days Inns of America and Interstate/Johnson Lane. He was also a key member of the core team that founded NetBank.  Mr. Hoover holds a BBA from the University of Georgia and an MBA from Georgia State University.

Joseph T. Drennan, Vice President and Director.  Mr. Drennan has been Vice President and a director of the Company since 2004 and was the Treasurer from 2004 through March 2009.  Mr. Drennan has more than 30 years of experience in management, marketing and finance in the financial services and information technology industries.  He has directed and implemented business turnarounds, crisis management and strategic planning for customers and clients ranging in size from $5 million in revenue to Fortune 100 companies in a variety of industries.  From 2001 to 2004 Mr. Drennan was a partner in a management consulting firm serving small and mid-market companies in a variety of industries with emphasis on operational analysis, strategic and operational planning and implementation solutions and processes.  From 1996 to 2000 Mr. Drennan served as Vice President and Secretary for CoreTech Consulting Group, Inc., a leading information technology consulting firm.  His responsibilities included planning, marketing, finance, legal and facilities management.  Mr. Drennan currently serves on the Board of Directors of United Bank of Philadelphia and serves on its Audit and Capital and Planning Committees.  He is a past Chairman of the Board of St. Joseph’s Prep, the Jesuit high school in Philadelphia.

Steven P. Pruitt, Jr., Director.  Mr. Pruitt is DuPont’s Internal Control Coordinator and is responsible to implementing Sarbanes-Oxley compliance procedures on a global basis.  Mr. Pruitt also assists in the development and implementation of critical internal controls and business processes throughout the company.  Prior to business school, Mr. Pruitt worked for five years with the DuPont company in their Internal Audit Group.  As a Senior Auditor, he helped to lead and train business teams on assessing and improving their business models.  He also spent a year overseas focusing on educating DuPont’s join ventures and subsidiaries on better business practices.  Mr. Pruitt graduated with an MBA degree from the University of North Carolina-Flagler Business School.  In addition to his Master’s Degree, he holds a BS in Accounting from the University of Delaware and passed the CPA exam in 1999.

Jeffrey P. Muchow, Director.  Mr. Muchow is a veteran of the food and agricultural processing industries.  Since 2001 he has served as an independent consultant in business startups, mergers and turnaround situations for food processing enterprises.  From 2000 to 2001, he served as President of Vertia, Inc., a supply chain company engaged in supply chain services for perisable food companies, and from 1999 to 2000 he served as Vice President – Business Development of Working Machines, Inc.  Mr. Muchow received his Master’s Degree in Agricultural Economics from the University of Missouri and an MBA from the University of Northern Colorado.

 Independence of the Board of Directors

After review of all relevant information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its senior management and independent auditors, the Board of Directors has determined affirmatively that Steven P. Pruitt Jr. and Jeffrey Muchow are independent directors (and not “interested persons” within the meaning of the Investment Company Act of 1940).  Independent directors are those directors that are determined not to be interested persons within the meaning of the Investment Company Act of 1940.    On June 4, 2009, Thomas Pickard, an independent member of the Board of Directors, resigned for health reasons.  We are currently seeking a replacement independent director so that we can properly conform to the Investment Company Act of 1940 that requires our board of directors to be comprised of a majority of independent directors.

Meetings of the Board of Directors and Committees

Directors do not receive compensation for their services as directors.

The Board of Directors held two meetings during fiscal year 2009.  All Company directors are expected regularly to attend Board and committee meetings and stockholder meetings and to spend the time needed, and meet as frequently as necessary, to discharge their responsibilities properly.  During fiscal year 2009, each member of the Board of Directors attended 100% of meetings of the Board of Directors and Committees of the Board of Directors on which he served, held during the period for which he was a director or committee member, respectively.

The sole standing committee of the Board is the Audit and Compliance Committee.  The members of this committee are appointed by the Board.

The Board does not feel it is necessary to have a Nominating Committee because the Company does not anticipate the need to locate new board members on any repeated basis.  The entire Board of Directors participates in the consideration of nominees.  Accordingly, at the present time, the Board also will not accept director nominations from stockholders.  Nominees for director are selected on the basis of their integrity, experience, achievements, judgment, intelligence, person character, ability to make independent analytical inquiries, willingness to devote adequate time to Board duties and likelihood that he or she will be able to serve on the Board for a sustained period, and significantly, whether the nominee has industry specific experience in various industries that is relevant in light of the Company’s business.

The Board does not feel it is necessary to have a Compensation Committee because the Company has a small number of employees and has only five executive officers.  Presently, the independent directors review and approve the compensation provided to the executive officers.

Audit and Compliance Committee

The Audit and Compliance Committee (the “Audit Committee”) is currently comprised of Steven P. Pruitt, Jr. (Chair) and Jeffrey Muchow.  Each of the members of the Audit Committee is independent as currently defined under Rule 10A-13(b)(1)(ii) of the Securities Exchange Act of 1934, as amended, and no such member is an “interested person” of the Company within the meaning of Section 2(a)(19) of the Investment Company Act of 1940, as amended.

The Audit Committee is responsible for overseeing the adequacy of corporate accounting, financial and operating controls, and the engagement of the Company’s independent auditors.

The Board has determined that the Company has at least one Audit Committee Financial Expert (as defined by SEC rules) serving on its Audit Committee, and the name of such Audit Committee Financial Expert is Steven P. Pruitt, Jr.

During the 2009 fiscal year, the Audit Committee held 2 meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Code of Ethics

The Company has adopted a Code of Ethics that also applies to its principle executive officer and principal financial officer.  The text of the Code of Ethics is available on the Company’s website at http;//www.unicapman.com.  Upon the written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our code of ethics.

Item 11.

Executive Compensation.

Compensation Discussion and Analysis

The Company does not have a compensation committee.  The independent directors are responsible for reviewing and establishing compensation for senior executive.

The Company’s executive compensation program is designed to achieve the following objectives: (i) provide direct compensation and rewards program that are externally competitive to attract and retain the talent needed, (ii) motivate and reward executive officers whose knowledge, skills, performance and business relationships are critical to the Company’s success, (iii) motivate executive officers to increase stockholder value and reward executive officers when stockholder value increases, (iv) compensate the Company’s executive officers to manage the Company’s business to meet its long-range goals and (v) provide compensation that aligns with business objectives and shareholders’ interests.

For the fiscal year ended April 30, 2009, the principal components of compensation for the Company’s executive officers were annual base salary and long-term equity compensation.  The independent directors subjectively apportion total compensation among these elements in such proportions as they determine are appropriate in the circumstances and, therefore, such apportionment may vary from time to time and among executives.  The independent directors retain the flexibility to consider various factors when making compensation decisions, including external market forces, individual circumstances and performance.

Base salaries for executives, including the Chief Executive Officer, are set according to the responsibilities of the position, the specific skills and experience of the individual, the individual’s performance and the competitive market for executive talent.  The independent directors review salaries annually and adjust them as appropriate to reflect changes in market conditions and individual performance and responsibilities.  The Chief Executive Officer of the Company participates in the determination of salaries of other executive officers.

The Company may award long-term equity incentive awards to executive officers, including the named executive officers, as part of its total compensation package.  The independent directors review and approve the amount of each award to be granted to each named executive officer.  Long-term equity incentive awards are made pursuant to the 2006 Equity Incentive Plan originally adopted in 2006 (the “2006 Plan”).

The Company’s long-term equity incentive is currently in the form of options to acquire its common stock.  Stock option awards provide the Company’s executive officers with the right to purchase shares of its common stock at a fixed exercise price for a period of up to ten years under the 2006 Plan.  Stock options are granted under the 2006 Plan at a price not less than the prevailing market price at the time of the grant and will have realizable value only if the Company’s stock price increases.

The independent directors will determine the amount and features of the stock options, if any, to be awarded to executive officers.  They will evaluate a number of criteria, including the past service of such executive officer to the Company, the present and potential contributions of such executive officer to the Company’s success and such other factors as they shall deem relevant in connection with accomplishing the purposes of the 2006 Plan, including the executive officer’s current stockholdings, years of service, position with the Company and other factors.  However, they will not apply a formula assigning specific weights to any of these factors when making such determination.

The executive officers are also eligible to participate in a health insurance program offered by the Company to its employees.

None of the Company’s executive officers have employment, severance or change-of-control agreements.  The Company’s executive officers serve at the will of the Board, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement.

The base salaries paid to the Company’s named executive officers during the Company’s prior three fiscal years are set forth below in the “Summary Compensation Table”.

The independent directors from time to time determine whether to award options to purchase shares of the Company’s common stock to the Company’s executive officers, including its names executive officers.  The stock option awards made to the Company’s named executive officers during the fiscal year ended April 30, 2009, are set forth below in “Grants of Plan-Based Awards”.

       The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for the fiscal years ended April 30, 2009, 2008 and 2007.

Summary Compensation Table
Name and principal position	Year Ending		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Queen(1)	4/30/09 4/30/08 4/30/07	(2)	0 0 175,000	0 0 0	0 0 0	250,769 0 0	0 0 0	0 0 0	0 0 0	250,769 0 175,000
Robert G. Oberosler(3)	4/30/09		0	0	0	67,248	0	0	0	67,248
Theresa Q. Hoffmann(4)	4/30/09		11,540	0	0	0	0	0	0	11,540
Charles E. Hoover(5)	4/30/09		75,010	0	0	273,180	0	0	0	348,190
Joseph Drennan(6)	4/30/09 4/30/08 4/30/07	(2)	0 0 125,000	0 0 0	0 0 0	167,179 0 0	0 0 0	0 0 0	0 0 0	167,179 0 125,000

(1)

From inception to February 2009, Mr. Queen served as President.  From inception to current, Mr. Queen served as Chief Executive Officer and as a director of the Company.  On August 11, 2008, Mr. Queen received an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.87 per share, exercisable immediately and expiring on August 11, 2018.  In February 2009, Mr. Queen rescinded all rights to his options.

(2)

During the fiscal year ending April 30, 2007, the officers and directors of the Company surrendered their rights to compensation that has been deferred in that current year as well as all previous years.  Such deferred compensation is reflected as contributed capital in the Company’s financial statements.

(3)

Mr. Oberosler was appointed president and Chief Operating Officer on February 23, 2009.  He received an option to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share, exercisable immediately and expiring on February 23, 2019.  Mr. Oberosler exercised the options on February 24, 2009 for $75,000.

(4)

Mrs. Hoffmann was appointed Vice President of Finance on March 11, 2009.

(5)

Mr. Hoover was appointed Vice President in May 2008.  He received an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.96 per share, with 25,000 shares vesting immediately and the remaining 275,000 shares vest in increments of 25,000 shares at the end of every three month period beginning June 1, 2008.  Mr. Hoover rescinded all rights to his options in February 2009.

(6)

From inception to March 2009, Mr. Drennan served as Chief Financial Officer, Secretary and Treasurer.  From inception to current, Mr. Drennan served as Vice President and as a director of the Company.  On August 11, 2008, Mr. Drennan received an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.87 per share, exercisable immediately and expiring on August 11, 2018.  In February 2009, Mr. Drennan rescinded all rights to his options.

Grants of Plan Based Awards

The following table sets forth information concerning each grant of an award made to a named executive officer in the fiscal year ending April 30, 2009 under any plan:

		All Other Option
		Awards: Number of		Exercise or Base	Grant Date
		Securities Underlying		Price of Option	Fair Value of
Name	Grant Date	Options(1)		Awards ($/sh)	Option Awards(2)

Charles E. Hoover	May 20, 2008	300,000	(3)	$0.96	$273,180

Michael D. Queen	August 11, 2008	300,000	(3)	$0.87	$250,769

Joseph T. Drennan	August 11, 2008	200,000	(3)	$0.87	$167,179

Robert G. Oberosler	February 23, 2009	375,000		$0.20	$67,248

(1)	The amounts in the "All Other Options Awards" column reflect the number of shares underlying options granted to each named executive officer during the fiscal year ending April 30, 2009 under the 2006 Equity Incentive Plan.

(2)	The amount in the "Grant Date Fair Value of Option Awards" column reflect the dollar amount recognized by the Company for the financial statement reporting purposes under FAS 123( R) for the fiscal year ending April 30, 2009, disregarding the estimate of forfeitures related to service-
based vesting conditions. Assumptions use in the calculation of these amounts are included in
Note 9 to the Company's audited financial statements.

(3)	Each officer rescinded their stock options in February 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each named officer outstanding as of April 30, 2009:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Yet Vested(#)	Market Value Of Shares Or Units Of Stock That Have Not Yet Vested(#)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Yet Vested(#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested($)
Theresa Q. Hoffmann	300,000	---	---	$0.20	02/24/2019	---	---	---	---

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Robert G. Oberosler	375,000	$67,248	0	$0

Compensation of Directors

The table below summarizes all of the outstanding equity awards for our directors for the year ending April 30, 2009:

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Thomas Pickard(1)	0	0	$83,590	0	0	0	$83,590

(1)  In August 2008, Mr. Pickard received an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.87, exercisable immediately and expiring August 2018.  Mr. Pickard resigned from the Company’s Board of Directors on June 4, 2009 and has 90 days to exercise his options from that date.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 31, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock.  The address of each person in the table where no other address is specified is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)(2)

Michael D. Queen	350,000(3)	5.45%

Robert G. Oberosler	401,500	6.26%

Joseph Drennan	400,000	6.24%

McCrae Associates, LLC 196 Fern Avenu Litchfield, CT 06759	500,000(4)	7.79%

David Bovi 319 Clematis Street Suite 700 West Palm Beach, FL 33401	542,900	8.47%

	350,000 (3)	5.45%

(1)

This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC.  On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 6,412,426 shares outstanding on April 30, 2009, adjusted as required by rules promulgated by the SEC.

(3)

Includes 350,000 shares owned by Mr. Queen’s wife (of which 300,000 shares are owned by Zenith Holdings, Inc.) as to which he disclaims beneficial ownership.

(4)

Includes 200,000 shares owned by Liberator, LLC, which the Company believes is under common control with McCrae Associates LLC.  The Company has taken the position in litigation among the parties that Liberator LLC is not entitled to such 200,000 shares and that McCrae is not entitled to the 300,000 shares set forth in the Security Ownership table.

Security Ownership of Management

The following table sets forth, as of July 31, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned (1)(2)

Michael D. Queen	350,000	(3)	5.45%
Robert G. Oberosler	401,500		6.26%
Theresa Q. Hoffmann	300,000)	(4)	6.24%
Joseph T. Drennan	400,000		4.68%
Jeffrey P. Muchow	100,000		1.56%
Steven P. Pruitt, Jr.	100,000		1.56%

All executive officers and directors as a group (6 persons)	1,301,500	(3)	20.30%

(1)

 This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC.  On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 6,412,426 shares outstanding on April 30, 2009, adjusted as required by rules promulgated by the SEC.

(3)

Includes 350,000 shares owned by Mr. Queen’s wife (of which 300,000 shares are owned by Zenith Holdings Inc.) as to which he disclaims beneficial ownership.

(4)

Consists of an option to purchase 300,000 shares of common stock exercisable within 60 days from the date hereof.

Item 13.

 Certain Relationships and Related Transactions.

On November 1, 2008 the Company entered into a promissory note with Barbara Queen, wife of Mr. Queen, in the amount of $294,000.  This amount was the total that was loaned to the Company over a period of two years prior, beginning in November 2006, on behalf of Mrs. Queen to fund Company operations.  The promissory note calls for interest of eight percent (8%) annum beginning on November 2008.  The promissory note is payable on demand.

Review and Approval of Transactions with Related Persons

We do not have a formal, written policy solely for the review and approval of transactions with related parties. However, our Code of Ethics provides guidelines for reviewing and handling conflict of interest transactions with our directors, officers and employees. The Board of Directors including all of the directors who are not interested persons of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended are responsible for reviewing all related party transactions. Before approving any such transaction, the Board of Directors would take into account all relevant facts and circumstances that it deems appropriate, including, but not limited to, the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and if applicable, the impact on a director’s independence. Only those transactions that, in light of known circumstances, are fair as to, and in the best interests of the Company and its shareholders, as the Board of Directors determines in the good faith exercise of its discretion, shall be approved. The affirmative vote of a majority of the Board of Directors and a majority of the directors that are not interested persons of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended, is required to approve all related party transactions.

Item 14.

Principal Accountant Fees and Services.

Audit and Related Fees

Morison Cogen LLP has been the independent accounting firm and has audited the financial statements of the Company since August 16, 2004 (inception).

The following table shows the aggregate fees billed to the Company by Morison Cogen LLP for professional services rendered during the fiscal years ended April 30, 2009 and 2008:

	For the Year Ending	For the Year Ending
Description of Fees	April 30, 2009	April 30, 2008

Audit Fees	$31,500	$42,700
Audit-Related Fees	$-	$4,050
Tax Fees	$6,100	$4,750
All Other Fees	$-	$-

	$37,600	$51,500

Audit Fees

Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s quarterly reports.

Audit-Related Fees

Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Represents fees related to the tax audit and other advisory services, tax compliance and tax return preparation.

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all work done by its outside auditors.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Assets and Liabilities as of April 30, 2009 and April 30, 2008

Schedule of Investments as of April 30, 2009

Statement of Operations for the years ended April 30, 2009, April 30, 2008 and April 30, 2007.

Statement of Changes in Net Assets for the years ended April 30, 2009, April 30, 2008 and April 30, 2007

Statement of Cash Flows for the years ended April 30, 2009, April 30, 2008 and April 30, 2007

Notes to Financial Statements

(2)

Schedules

None required.

(3)

Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
3.2	By-Laws (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
4.1	Specimen copy of Common Stock Certificate (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006)
10.4*	2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006)
14.1	Code of Ethics, as amended and restated as of September 30, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005)
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company

*

Compensation Plans and arrangements for executives and others.

#

Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

(Registrant)

August 13, 2009

By:  /s/ Michael D. Queen

      Michael D. Queen, Chief Executive Officer

      (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Michael D. Queen Michael D. Queen /s/ Theresa Q. Hoffmann ___ Theresa Q. Hoffmann /s/ Robert G. Oberosler Robert G. Oberosler	Title Chief Executive Officer and Director (principal executive officer) Vice President of Finance (principal financial officer) President and Chief Operating Officer	Date August 13, 2009 August 13, 2009 August 13, 2009
/s/ Joseph Drennan Joseph Drennan	Vice President and Director	August 13, 2009
/s/ Charles E. Hoover Charles E. Hoover	Vice President	August 13, 2009
/s/ Steven P. Pruitt, Jr. Steven P. Pruitt, Jr.	Director	August 13, 2009
/s/ Jeffrey P. Muchow Jeffrey P. Muchow	Director	August 13, 2009

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2009, 2008 AND 2007

UNIVERSAL CAPITAL MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Universal Capital Management, Inc.

Wilmington, DE

We have audited the accompanying statements of net assets of Universal Capital Management, Inc. as of April 30, 2009 and 2008, including the schedule of investments as of April 30, 2009, and the related statements of operations, changes in net assets and cash flows, and the financial highlights (contained in Note 12 to the financial statements) for each of the three years in the period ended April 30, 2009.  These financial statements and financial highlights are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. as of April 30, 2009 and 2008, and the results of its operations, its cash flows, changes in net assets and financial highlights for each of the three years in the period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

August 12, 2009

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	April 30, 2009	April 30, 2008
ASSETS

Investments in securities, at fair value
Non-affiliates (cost: $3,196,799 and $2,306,513)	$4,038,079	$4,697,675
Affiliates (cost: $554,552 and $3,812,952)	1,272,893	3,305,120
Total Investments in Securities	5,310,972	8,002,795

Cash and cash equivalents	15,431	20,779
Receivables
Notes receivable - non-affiliates	-	116,208
Note receivable - affiliates	29,005	27,005
Receivables - non-affiliates (net of allowance: $15,000 and $0)	7,385	27,416
Due from non-affiliates	-	2,200
Due from affiliates	123,720	51,459
Total Receivables	160,110	224,288

Prepaid expenses	4,992	10,157
Property and equipment, net	4,480	6,380
Rent deposit	1,100	1,100

TOTAL ASSETS	$5,497,085	$8,265,499

LIABILITIES
LIABILITIES
Accounts payable	$370,472	$276,800
Accrued expenses	147,224	76,000
Current income taxes payable	139,000	375,000
Advances from shareholders	6,000	300,000
Notes payable	399,549	225,000
Accrued interest	128,891	85,551
	1,191,136	1,338,351
Deferred revenue
Non-affiliates	3,588	581,916
Affiliates	500	5,000
Total Deferred Revenue	4,088	586,916

Deferred income taxes	33,000	741,000

TOTAL LIABILITIES	1,228,224	2,666,267

NET ASSETS	$4,268,861	$5,599,232

ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	5,588,882	4,199,246
Distributable earnings (losses)	(1,320,021)	1,399,986

NET ASSETS	$4,268,861	$5,599,232

Equivalent per share value based on 6,412,426 shares of capital stock outstanding as of April 30, 2009 and 5,702,720 shares of
capital stock outstanding as of April 30, 2008	$0.67	$0.98

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

APRIL 30, 2009

			Number
			of Shares
		% of	Held at			Value at
	Business	Portfolio	April 30, 2009		Cost	April 30, 2009
Affiliated Securities (1)

Multi-View Technologies, Inc. (3)	3D graphics imaging	18.84%	2,000,000	(2)	$20,000	$1,000,000

Warrant to purchase 500,000 shares of Multi-View	3D graphics imaging	4.61%	500,000	(2)	1,000	245,000
Technologies, Inc. (3) common stock expiring July 2013

SIVOO Holdings, Inc.	High speed internet media	0.19%	664,501	(2)	319,725	9,968

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.05%	250,000	(2)	-	2,700
150,000 warrants expiring November 14, 2011		0.03%	150,000	(2)	-	1,700
405,000 warrants expiring February 28, 2013		0.12%	405,000	(2)	206,202	6,400

Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	0.10%	1,000,000	(2)	5,000	5,500
Management common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	0.00%	500,000	(2)	1,000	-
Management common stock, expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625

Total Affiliated Securities		23.97%			554,552	1,272,893

Non-affiliated Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	37.47%	1,000,000	(2)	$1,991,000	$1,991,000
common stock, expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	5.21%	500,000	(2)	193,000	277,000
common stock, expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	2.67%	338,005	(4)	196,313	141,624
		3.16%	400,000	(2)	332,400	167,638

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	3.94	500,000	(2)	348,000	209,000
Inc. common stock, expiring February 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	9.24%	1,000,000	(2)	112,000	491,000
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	2.92%	500,000	(2)	17,000	155,000
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group (3)	Software solutions provider	9.25%	1,000,000	(2)	6,000	491,000
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	2.15%	500,000	(2)	-	114,000
common stock expiring July 2013

Other	Various	0.02%			1,086	817

Total Non-Affiliated Securities		76.03%			3,196,799	4,038,079

Total Securities		100.00%			$3,751,351	$5,310,972

(1) Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2) Restricted shares - illiquid securities; total illiquid securities of $5,169,348 make up 118.9% of total net assets as of April 30, 2009

(3) Private company - valued by the Board of Directors

(4) Unrestricted shares - liquid securities

(5) Private company -valued by an independent third-party

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED APRIL 30, 2009, 2008 AND 2007

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2009	April 30, 2008	April 30, 2007
INCOME
Management services
Non-affililiates	$888,328	$3,587,119	$560,767
Affiliates	26,500	197,255	2,636,079
Total Management Services	914,828	3,784,374	3,196,846

Interest income	9,596	10,941	22,791
Accounting services
Non-affililiates	30,000	44,000	36,000
Affiliates	6,000	6,400	39,000
Total Accounting Services	36,000	50,400	75,000

	960,424	3,845,715	3,294,637

COST AND EXPENSE
Bad debt	140,765	6,000	39,589
Depreciation	1,900	1,899	1,899
Dues and subscriptions	1,944	2,220	949
Fees and commissions	3,086	4,854	4,028
Insurance	97,172	76,821	68,410
Interest expense	27,625	34,907	25,659
License and permits	75	-	75
Miscellaneous general and administrative	28,568	7,967	23,818
Office expenses and supplies	8,214	8,618	6,561
Payroll and payroll taxes	1,208,229	105,104	706,934
Postage, delivery and shipping	4,320	3,886	4,441
Professional fees	458,263	854,132	1,279,295
Rent	17,500	16,800	16,800
Taxes - Other	-	6,384	8,841
Telephone	3,946	5,891	7,964
Travel and entertainment	33,794	26,146	48,337
Utilities	3,011	2,572	3,154
	2,038,412	1,164,201	2,246,754

INCOME (LOSS) FROM OPERATIONS	(1,077,988)	2,681,514	1,047,883

OTHER INCOME (EXPENSE)
Net realized gain on dividend of portfolio stock	-	-	343,924
Loss on disposal of portfolio stock	(2,154,786)	(2,069,152)	(644,342)
Unrealized appreciation (depreciation) on investments	(323,709)	1,498,262	(406,953)
Interest expense	(26,300)	(26,300)	-
Penalties and interest	(86,224)	-	(76,000)
Income tax benefit (provision)	949,000	(838,000)	(214,000)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$(2,720,007)	$1,246,324	$50,512

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED APRIL 30, 2009, 2008 AND 2007

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2009	April 30, 2008	April 30, 2007

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,720,007)	$1,246,324	$50,512

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	263,500	50,000	1,041,280
Share-based compensation expense	983,288	9,336	187,946
Exercise of employee options	75,000	-	-
Common stock cancelled, services not performed	-	(100)	-
Conversion of notes payable to common stock	-	222,508	-
Stock options granted for operating expenses	67,848	-	447,000
Officers' deferred compensation contributed as capital	-	-	575,531
Dividend of portfolio stock	-	-	(448,595)

NET CAPITAL SHARE TRANSACTIONS	1,389,636	281,744	1,803,162

TOTAL INCREASE (DECREASE)	(1,330,371)	1,528,068	1,853,674

ADJUSTMENT FOR FIN 48	-	(26,300)	-

NET ASSETS, BEGINNING OF YEAR	5,599,232	4,097,464	2,243,790

NET ASSETS, END OF YEAR	$4,268,861	$5,599,232	$4,097,464

The accompanying notes are an integral part of these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2009, 2008 AND 2007

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2009	April 30, 2008	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(2,720,007)	$1,246,324	$50,512
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	138,755	6,000	39,589
Write-off loan deemed uncollectible	2,010	-	-
Purchase of investment securities	(3,496)	-	(170,000)
Gain on dividend of portfolio stock	-	-	(343,924)
Loss on sale of portfolio stock	2,154,786	2,069,152	644,438
Stock (received) granted for interest	-	22,508	(13,888)
Investment securities received in exchange for management services	(914,828)	(3,784,374)	(3,196,846)
Cancellation of shares for services	-	(100)	-
Depreciation expense	1,900	1,899	1,899
Stock based compensation expense	983,288	9,336	187,946
Stock options granted for operating expense	67,848	-	447,000
Officers' deferred compensation contributed as capital	-	-	575,531
Net unrealized (appreciation) depreciation on investments	323,709	(1,498,262)	406,953
Deferred income taxes	(708,000)	1,124,000	(451,000)
Current income taxes	(241,000)	(290,000)	665,000
(Increase) decrease in assets
Due from portfolio companies	-	(748)	-
Miscellaneous receivables	-	(2,200)	(58,361)
Notes receivable non-affiliates	(7,547)	-	-
Notes receivable affiliates	(2,000)	-	-
Receivables non-affiliates	5,031	-	-
Due from affiliates	(72,261)	(11,220)	(15,593)
Due from non-affiliates	190	-	(2,100)
Interest receivable	-	-	78
Prepaid expenses	5,165	31,008	(33,518)
Increase (decrease) in liabilities
Accounts payable	93,672	(37,630)	119,317
Accrued expenses	76,224	(12,821)	88,821
Accrued interest	43,340	34,210	25,041

Net cash used in operating activities	(773,221)	(1,092,918)	(1,033,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	548,824	838,899	390,564
Interest receivable on notes - non-affiliates	-	(8,936)	(2,272)
Interest receivable on notes - affiliates	-	(2,005)	-
Loans for notes receivable	-	(25,000)	(45,000)

Net cash provided by (used) in investing activities	548,824	802,958	343,292

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	-	150,000	150,000
Proceeds (Repayment) of debt	(119,451)	-	425,000
Payment of subscription payable	-	-	(100,000)
Proceeds from exercise of employee options	75,000	-	-
Proceeds from issuance of common stock	263,500	50,000	241,280

Net cash provided by financing activities	219,049	200,000	716,280

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,348)	(89,960)	26,467

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	20,779	110,739	84,272

CASH AND CASH EQUIVALENTS - END OF YEAR	$15,431	$20,779	$110,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$10,000	$5,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$332,000	$3,400,702	$3,228,000

Fin 48 for penalties and interest	$26,300	$26,300	$-

Conversion of notes payable to equity	$-	$200,000	$-

Exercise of stock options in exchange for investment services	$-	$-	$800,000

Exchange of interest on note receivable for securities	$-	$-	$13,888

Exchange of note receivable for shares of portfolio company	$-	$-	$35,000

Exchange of services for shares of portfolio company	$-	$-	$36,000

The accompanying notes are an integral part of these financial statements.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At April 30, 2009, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard was effective November 15, 2008 and is not expected to have an impact on the financial statements.

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

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In June 2008, the FASB issued EITF Issue No. 07-5, EITF 07-Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-5 on its consolidated financial statements and footnote disclosure.

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

Reclassifications

Certain reclassifications have been made to the April 30, 2008 statement of assets and liabilities to conform to the April 30, 2009 presentation.

NOTE 2 – INVESTMENTS

Portfolio Companies consist of the following at April 30, 2009:

			Number
			Of Shares
		% of	Held at			Value at	Unrealized
	Business	Portfolio	April 30, 2009		Cost	April 30, 2009	Gain / (Loss)
Affiliated Securities (1)

Multi-View Technologies, Inc. (3)	3D graphics imaging	18.84%	2,000,000	(2)	$20,000	$1,000,000	$980,000

Warrant to purchase 500,000 shares of Multi-View	3D graphics imaging	4.61%	500,000	(2)	1,000	245,000	244,000
Technologies, Inc. (3) common stock expiring July 2013

SIVOO Holdings, Inc.	High speed internet media	0.19%	664,501	(2)	319,725	9,968	(309,757)

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.05%	250,000	(2)	-	2,700	2,700
150,000 warrants expiring November 14, 2011		0.03%	150,000	(2)	-	1,700	1,700
405,000 warrants expiring February 28, 2013		0.12%	405,000	(2)	206,202	6,400	(199,802)

Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	0.10%	1,000,000	(2)	5,000	5,500	500
Management common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	0.00%	500,000	(2)	1,000	-	(1,000)
Management common stock, expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.03%	100,000	(2)	1,625	1,625	-

Total Affiliated Securities		23.97%			554,552	1,272,893	718,341

Non-affiliated Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	37.47%	1,000,000	(2)	$1,991,000	$1,991,000	$-
common stock, expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	5.21%	500,000	(2)	193,000	277,000	84,000
common stock, expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	2.67%	338,005	(4)	196,313	141,624	(54,689)
		3.16%	400,000	(2)	332,400	167,638	(164,762)

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	3.94	500,000	(2)	348,000	209,000	(139,000)
Inc. common stock, expiring February 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	9.24%	1,000,000	(2)	112,000	491,000	379,000
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	2.92%	500,000	(2)	17,000	155,000	138,000
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group (3)	Software solutions provider	9.25%	1,000,000	(2)	6,000	491,000	485,000
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	2.15%	500,000	(2)	-	114,000	114,000
common stock expiring July 2013

Other	Various	0.02%			1,086	817	(269)

Total Non-Affiliated Securities		76.03%			3,196,799	4,038,079	841,280

Total Securities		100.00%			$3,751,351	$5,310,972	$1,559,621

(1) Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2) Restricted shares - illiquid securities; total illiquid securities of $5,169,348 make up 118.9% of total net assets as of April 30, 2009

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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2009	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliated companies	$1,272,893	$9,968	$-	$1,262,925
Non-affiliated companies	4,038,079	310,079	-	3,728,000

Total Investments in securities	$5,310,972	$320,047	$-	$4,990,925

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2008	$5,384,625

Total gains or losses (realized/unrealized)
included in changes in net assets	(393,700)
Purchases, issuance and settlements	-

Ending Balance, April 30, 2009	$4,990,925

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(393,700)

NOTE 2 – INVESTMENTS (CONTINUED)

Portfolio Companies consist of the following at April 30, 2008:

			Number of
		% of	Shares Held			Value at	Unrealized
	Business	Portfolio	at April 30, 2008		Cost	April 30, 2008	Gain / (Loss)

Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	20.76%	1,000,000	(2)	$1,991,000	$1,661,000	$(330,000)
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	2.41%	500,000	(2)	193,000	193,000	-
common stock expiring April 30, 2013	products

Creative Energy Solutions, Inc. (3)	Develops alternative energy	12.50%	2,000,000	(2)	1,000,000	1,000,000	-
	technologies

SIVOO Holdings, Inc.	High speed internet media	0.78%	340,000	(2)	170,000	62,560	(107,440)
		1.82%	634,501	(4)	251,125	145,935	(105,190)

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.86%	250,000	(2)	-	69,000	69,000
150,000 warrants expiring November 14, 2011		0.54%	150,000	(2)	-	43,000	43,000
405,000 warrants expiring February 28, 2013		1.61%	405,000	(2)	206,202	129,000	(77,202)

BF Acquisition Group V, Inc.	Inactive company	0.02%	100,000	(2)	1,625	1,625	-

Total Affiliated Securities		41.30%			3,812,952	3,305,120	(507,832)

Non-affiliated Securities

Lightwave Logic, Inc.(6)	Plastics engineering	28.52%	895,000	(4)	519,100	2,282,250	1,763,150

Warrant to purchase 500,000 shares of	Plastics engineering	14.79%	500,000	(2)	348,000	1,184,000	836,000
Lightwave Logic, Inc.(6) common stock
expiring February 28, 2012

Warrant to purchase 400,000 shares of	Plastics engineering	12.80%	400,000	(2)	332,000	1,024,000	692,000
Lightwave Logic, Inc.(6) common stock
expiring February 28, 2013

Theater Xtreme Entertainment Group, Inc.	Home theater sales and	1.36%	725,844	(4)	448,788	108,877	(339,911)
	installation

Warrant to purchase 500,000 shares of	Home theater sales and	0.94%	500,000	(2)	277,000	75,000	(202,000)
Theater Xtreme Entertainment Group, Inc.	installation
common stock expiring July, 2012

Neptune Industries, Inc.	Seafood production	0.15%	47,619	(4)	20,000	11,905	(8,095)

Gelstat Corporation	Consumer health care	0.08%	221,429	(4)	350,000	6,643	(343,357)

Dominion Capital Management Corporation (3)	SBA lending	0.06%	1,000,000	(2)	5,000	5,000	-

IPI Fundraising, Inc.	Inactive company	0.00%	575,000	(2)	6,625	-	(6,625)

Total Non-Affiliated Securities		58.70%			2,306,513	4,697,675	2,391,162

Total Securities		100.00%			$6,119,465	$8,002,795	$1,883,330

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

The unrecognized tax benefits consisting of interest and penalties at April 30, 2008 was $52,600.  The change in unrecognized tax benefits during the year ended April 30, 2009 amounted to $26,300 and the accrual at April 30, 2009 amounted to $78,900.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.  The Company has accrued $147,224 at April 30, 2009 for the payment of any such interest and penalties.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

The Income tax expense (benefit) for the years ended April 30, 2009, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate.  The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the effect of state income taxes and for 2008 permanent tax difference due to expenses deducted for book purposes but not for tax purposes.

The income tax (provision) benefit consists of the following:

	April 30, 2009	April 30, 2008	April 30, 2007

Income taxes at U.S. Federal Income Tax rate	$1,145,000	$(717,000)	$(187,000)
State income taxes, net of federal benefit (provision)	153,000	(121,000)	(27,000)
Non-deductible share based compensation	(373,000)	-	-
Exercise of warrant	24,000	-	-
Change in valuation allowance	-	-	-

	$949,000	$(838,000)	$(214,000)

The income tax (provision) benefit consists of the following:

	April 30, 2009	April 30, 2008	April 30, 2007
Current:
Federal	$241,000	$222,000	$(526,000)
State	-	62,000	(139,000)

Total Current	$241,000	$284,000	$(665,000)

Deferred:
Federal	$553,000	$(877,000)	$386,000
State	155,000	(245,000)	65,000

Total Deferred	$708,000	$(1,122,000)	$451,000

Total Income Tax Benefit (Provision)	$949,000	$(838,000)	$(214,000)

NOTE 3 – INCOME TAXES (CONTINUED)

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2009	April 30, 2008	April 30, 2007

Deferred tax (asset) liability
Deferred charges	$(80,700)	$(88,700)	$(96,100)
Net operating loss	(114,000)	-	-
Deferred revenue	-	(26,300)	(270,500)
Unrealized gain	620,000	752,700	156,600
Capital loss carryforward	(1,467,000)	(941,900)	(119,400)
Stock-based compensation	(124,000)	(78,400)	(74,700)
Amortization of deferred revenue from warrants	1,254,000	1,125,500	23,100
Bad debt	(56,000)	-	-
Other	700	(1,900)	(2,000)

Total deferred tax (asset) liability	$33,000	$741,000	$(383,000)

At April 30, 2009, the Company had a capital loss carryforward of approximately $3,391,000, expiring through 2014.

At April 30, 2009, the Company had a net operating loss carryforward of approximately $287,000 which if not used will expire in 2029.

The Company may have state late filing penalties of up to approximately $180,000 due to filing extensions with no payment for the tax year ending April 30, 2007.

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	April 30, 2009	April 30, 2008

Notes Receivable - non-affiliated companies
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778. These notes bear interest at 8% per year up through August 31, 2007 at which time the
Company demanded payment. No payment was received and the notes then began began to bear interest at 10%. The Company filed a lawsuit in August 2008 against
SP&S demanding payment. SP&S responded in September 2008 to the lawsuit and in October 2008, the Company requested for production of documents, which it has not received. SP&S filed for bankruptcy in May 2009. An allowance has been
established in the amount of $123,755.	$-	$116,208

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8%
per year beginning on May 1, 2007. This note is payable upon demand.	$29,005	$27,005

NOTE 5 – DUE FROM AFFILIATES

	April 30, 2009	April 30, 2008

BF Acquisition Group V, Inc.	$52,987	$51,459
Dominion Capital Management Corporation	53,813	-
SIVOO Holdings	3,500	-
Multi-View Technologies	13,420	-

Total Due from Affiliated Companies	$123,720	$51,459

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

	April 30, 2009	April 30, 2008
Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	$-	$193,000
common stock for payment of services per one year contract
dated April 30, 2008, valued at $193,000, fair value.

Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	-	276,666
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systmens, Inc. ("IMS")
Received a warrant to purchase 500,000 shares of IMS	3,588	-
common stock for payment of services per one year contract
dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	66,084
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	46,166
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	3,588	581,916

Affiliates
Multi-View Technologies, Inc. ("MVT")
Received a warrant to purchase 500,000 shares of MVT	250	-
common stock for payment of services per one year contract
dated July 2008, valued at $1,000, fair value and amortized
over the life of the contract

Dominion Capital Management Corporation ("DCMC")
Received a warrant to purchase 1,000,000 shares of	250	5,000
Dominion Capital Management Corporation common stock
for payment of services per a three month contract dated
April 30, 2008, valued at $5,000, fair value and amortized
over the life of the contract.

Total Affiliates	500	5,000

Total Deferred Revenue	$4,088	$586,916

NOTE 6 – DEFERRED REVENUE (CONTINUED)

The management services revenue recognized consist of:

	April 30, 2009	April 30, 2008	April 30, 2007
Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 1,000,000 shares of Vystar	$-	$1,991,000	$-
Corporation common stock for payment of services per a three month contract dated January 31, 2008, valued at $1,991,000, fair value.

Received a warrant to purchase 500,000 shares of Vystar	193,000	-	-
Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.

Lightwave Logic, Inc. ("LWLG")
Received 200,000 shares of LWLG common stock for payment	-	-	106,100
of services per one year contract dated June 2005, valued at
$584,000, fair value and amortized over the life of the contract.

Received 1,000,000 shares of LWLG common stock for payment	-	483,333	96,667
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of LWLG	-	290,000	58,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 400,000 shares of LWLG	276,666	55,334	-
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common	112,000	-	-
stock for payment of services per a three month contract dated
July 2008, valued at $112,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of iVolution common	13,412	-	-
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common	6,000	-	-
stock for payment of services per a three month contract dated
July 2008, valued at $6,000, fair value and amortized over the life of the contract

SIVOO Holdings, Inc. ("SIVO")	-	-	-
Received a warrant to purchase 405,000 shares of SIVO	-	206,202	-
common stock for payment of services per a two month
contract dated February 2008. The contract is valued at
$206,202, fair value.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 300,000 shares of TXEG common stock for payment of	-	-	300,000
services rendered June 2006, valued at $300,000,
fair value.

Received 650,000 shares of TXEG common stock for payment	66,084	330,416	-
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	46,166	230,834	-
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for payment of	175,000	-	-
services per a one year contract dated July 2008, valued at
$175,000, fair value and amortized over the life of the contract.
Total Non-Affiliates	888,328	3,587,119	560,767

NOTE 6 – DEFERRED REVENUE (CONTINUED)

	April 30, 2009	April 30, 2008	April 30, 2007
Affiliates
Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	20,000	-	-
services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	750	-	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	5,000	-	-
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	750	-	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Accelapure Corporation ("ACP)
Received 1,000,000 shares of ACP common stock for payment	-	-	833,333
of services per a two year contract dated December 2005,
valued at $1,000,000 fair value, and amortized over the life of the contract. During April 2007, ACP was no longer in
business and the contract was voided.

Extreme Visual Technologis, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	-	197,255	802,746
of services per a one year contract dated July 2006, valued
at $1,000,000, fair value and amortized over the life of the contract.

Creative Energy Solutions, Inc. ("CES")
Received 1,000,000 shares of CES common stock for payment	-	-	1,000,000
of services per a six month contract dated August 2006, valued at $1,000,000, fair value and amortized over the life of the contract.

Total Affiliates	26,500	197,255	2,636,079

Total Management Services Revenue	$914,828	$3,784,374	$3,196,846

NOTE 7 – NOTE PAYABLE

Notes payable consists of the following:

	April 30, 2009	April 30, 2008	April 30, 2007

Notes payable. Interest accrued at the
prime rate of interest, 6.0% at April 30, 2009.
Principal and interest are payable on demand. (NOTE 11)	$24,177	$225,000	$425,000

Notes payable - Shareholder. Interest accrued at the
8.0% beginning on November 1, 2008.
Principal and interest are payable on demand.	375,372	-	-

	$399,549	$225,000	$425,000

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

During the year ending April 30, 2009 and 2008, the Company’s net income was approximately $1,051,136 and $9,336 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of April 30, 2009, there was approximately $3,886 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2010.

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

The following tables summarize all stock option activity of the Company since April 30, 2006:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2006	-	$-	$-

Granted	585,000	$2.00	$2.00
Exercised	(400,000)	$2.00	$2.00

Outstanding, April 30, 2007	185,000	$2.00	$2.00

Expired	(60,000)	$2.00	$2.00

Outstanding, April 30, 2008	125,000	$2.00	$2.00

Granted	1,925,000	$0.20 - $0.96	$0.53
Rescinded	(925,000)	$0.87 - $2.00	$1.05
Exercised	(375,000)	$0.20	$0.20

Outstanding, April 30, 2009	750,000	$0.20 - $0.87	$0.29
Exercisable, April 30, 2009	710,000	$0.20 - $0.87	$0.29

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at April 30, 2009	Contractual Life	Currently Exercisable

$0.20 - $0.87	710,000	4.75 years	$0.29

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

In May 2006, the Company granted to two employees and one advisor of the Company, options to purchase 135,000 in the aggregate shares at an exercise price of $2.00, of which 110,000 shares vest immediately and 25,000 shares vest over three years.  All of the options expire in ten years.  These options are valued at $151,000, fair value.

In May 2008, the Company granted an option to purchase 300,000 shares of its common stock at a fair value of $273,180 to an executive officer.  These options were included in the options that were rescinded in February 2009.  Prior to the rescission, the Company recognized expense of $83,469.

In August 2008, the Company granted options to purchase 600,000 shares of its common stock at a fair value of $501,538 to executive officers and board members.

In February 2009, certain officers and advisors rescinded options to purchase 900,000 shares of its common stock.  The unrecognized compensation relating to these stock options in the amount of $189,711 was expensed immediately.

In February 2009, the Company granted options to purchase 725,000 shares of its common stock at a fair value of $185,982 to executive officers, advisory board members and employees.  The Company recognized expense of $173,260 for the year ended April 30, 2009.

In February 2009, an employee rescinded an option to purchase 25,000 shares of the Company’s common stock at $2.00 per share and received an option to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.20 per share with 10 year expiration and vesting immediately.  In accordance with SFAS 123R, the cancellation of the option and the issuance of the new option was deemed to be a modification of the original award.  As such, $93,440 incremental cost of the modified option and the $9,718 of the remaining unamortized cost of the original option issuance was expensed.

In February 2009, an option to purchase 375,000 shares of the Company’s common stock was exercised by an officer for proceeds of $75,000.

NOTE 10 – CAPITAL SHARE TRANSACTIONS

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

During the year ended April 30, 2009, 334,706 shares of common stock were issued for proceeds of $263,500.

In February 2009, an officer exercised his option to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 for proceeds of $75,000.

During the year ended April 30, 2009, the Company recognized $1,051,136 of share-based compensation expense.

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

NOTE 11 – CONTINGENCY (CONTINUED)

Carlin and Wilson Lawsuit

During February 2008, Leo Carlin Jr. (“Carlin”) and Richard H. Wilson, III (“Wilson”) filed a lawsuit in New Castle County, Delaware, Superior Court.  Carlin and Wilson are the Plaintiffs and UCM is the Defendant.

On or around June 2006, Carlin and Wilson loaned the Company a total of $175,000 which was evidenced by two promissory notes payable (“Notes”), due with interest, on or before October 15, 2006.  These funds were for short-term financing for the Company.  Carlin and Wilson sued demanding payment, claiming that three weeks after the Notes were executed and delivered, the Company failed to send the plaintiffs a subscription agreement for shares of the Company’s common stock at $2.50 per share in exchange for the cancellation of the notes.

On or around March 2008, a judgment was placed on the Company for the amounts owed.

As of October 31, 2008, the outstanding notes payable balance was $155,000 and the accrued interest payable on those notes was $32,925.

In December 2008, the Company was served a notice to attend an additional discovery hearing on January 12, 2009.  At this discovery hearing additional documents were provided by the Company as requested.

In February 2009, the judgment was ordered into effect and the Company’s investment accounts were seized.

In March 2009, the Plaintiffs and the Company agreed to settle the Notes over a four month payment.  The Company made a $100,000 payment in March 2009 and two additional payments of $30,823 in each April and May 2009.  The final payment of $30,823 was made in June 2009, which was a complete settlement of all interest and principle.

NOTE 12 – FINANCIAL HIGHLIGHTS

	April 30, 2009	April 30, 2008	April 30, 2007

Per Share Operating Performance
Net asset value, beginning of period	$0.98	$0.75	$0.46

Income from operations, net of taxes	(0.10)	0.27	0.11
Unrealized depreciation on investment, net of taxes	(0.03)	0.15	(0.04)
Gain on property dividend, net of taxes	-	-	0.04
Loss on sale of stock	(0.20)	(0.22)	(0.07)
	0.65	0.95	0.50

Capital share transactions	0.22	0.05	0.33

Net asset value, end of period	$0.67	$0.98	$0.75

Total Return	-31.63%	-29.66%	-21.00%

Average Net Assets as a percentage of:
Expenses	41.31%	24.01%	70.86%
Management income	19.47%	78.06%	100.83%

NOTE 13 – SUBSEQUENT EVENTS

tock that the Company owns at $1.00 per share. In May 2009, the Company exercised a warrant to purchase 400,000 shares of Vystar common stock for $4,000.

In May 2009, the Company was notified that Scientific Products and Systems, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code.

In June 2009, an independent member of the board of directors resigned for health reasons and he has not yet been replaced.

In June and July 2009, the Company entered into promissory notes of $116,000.  The holders of these promissory notes have the option to receive payment in shares of Vystar Corporation common s