Form 10-Q/A
period 2008-10-31
Universal Capital Management, Inc.
filed 2009-08-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q/A

(Amendment No.1)

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

The number of shares of the registrant’s Common Stock outstanding as of August 13, 2009 was 6,412,426

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page

	Explanatory Note

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	7

	PART II - OTHER INFORMATION

Item 6.	Exhibits	8

i

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”, “our” or “we”) filed a Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 (the “Quarterly Report”) with the Securities and Exchange Commission (“SEC”) on December 19, 2008. On May 15, 2009, management concluded that the unaudited Statements Of Assets and Liabilities, Schedule of Investments, Statements of Operations For The Three and Six Months Ending October 31, 2008 and 2007, Statements Of Changes In Net Assets For The Six Months Ending October 31, 2008, Statements of Cash Flows For The Six Months Ending October 31, 2008 and 2007, and Notes 2 to 5 and 12 to 14 of Notes To Financial Statements, as presented in the Quarterly Report, contained errors and need to be restated.

As more fully described in Note 2 of Notes to Financial Statements (Unaudited), the following adjustments have been made in the restated financial statements contained in this Amendment No. 1 to the Quarterly Report:

The accompanying October 31, 2008 financial statements have been restated for subsequent events of the type that require adjustments since the conditions existed at the date of the balance sheet, but prior to the filing of the Form 10-Q, and without review by the Company’s independent registered public accounting firm.  The effect of this restatement was that the net decrease in net assets resulting from operations increased $2,841,943 to $4,129,921, for a total increase of $1,287,978.  Net assets also decreased from $3,506,309 to $2,218,331 for a total decrease of $1,287,978.  The equivalent per share decreased from $0.59 to $0.38 per share for a total decrease of $0.21 per share.

On December 15, 2008, Theater Extreme Entertainment Group, Inc. (“TXEG”) filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.  This subsequent event is identified as a condition existing at the balance sheet date and requires an adjustment of the financial statements.  This was originally recorded as an unrealized loss on investment of $900,788 and should have been recorded as a realized loss on investment of $900,788.  For the three months ending October 31, 2008, the loss on disposal of portfolio stock increased from $287,637 to $1,188,425, for a total increase of $900,788.  Loss on the disposal of portfolio stock increased from $236,091 to $1,136,879, for a total of $900,788, for the six months ending October 31, 2008.  This restatement reflects a net decrease in the unrealized depreciation on investments of $900,788 for the three and six months ending October 31, 2008.

In April 2009, Creative Energy Solutions (“CES”) bought the shares for $200 that were issued to the Company.  CES determined that they were no longer interested in becoming a public entity and they were not following the original business plan.  This subsequent event is identified as a condition existing at the balance sheet date and requires an adjustment of the financial statements.  For the three and six months ending October 31, 2008, the restatement reflects a net decrease in investments of $1,000,000 and a net increase in unrealized depreciation on investments of $1,000,000.

The methodology used to value the warrants of Vystar Corporation and iVolution Medical Systems was modified to align the volatility factor to the remaining life of the warrants.  For the three and six months ending October 31, 2008, the restatement reflects a net increase in unrealized depreciation of $375,000.  At October 31, 2008, this restatement reflects a net decrease in investments of $375,000.

ii

EXPLANATORY NOTE (CONTINUED)

In May 2009, the Company was notified that Scientific Products and Systems, Inc. (“SPS”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code.  This was identified as a condition existing at the balance sheet date and requires an adjustment on the financial statements.  Since the Company believes that SPS has intellectual property that may alleviate the debt, an allowance for the accounts receivable and notes receivable has been set up.  At October 31, 2008, this restatement reflects a net decrease in receivables from $224,221 to $105,466, for a total decrease of $138,755.  For the three and six months ending October 31, 2008, the loss from operations increased $138,755 due to this restatement.

In June 2009, the Company received notices from the federal and state tax agencies for interest and penalties on the 4/30/07 tax returns.  The Company had not previously accrued these expenses.  This restatement reflects an other expense of $86,224 for the three and six months ending October 31, 2008.

In January 2009, the Company filed amended federal tax returns to carryback capital losses and net operating losses to the years ending April 30, 2005, 2006 and 2007.  This resulted in eliminating the income tax of $526,106 for the year ending April 30, 2007.  In addition to this amendment and with the above-mentioned adjustments, the effect of the restatement for the three and six months ending was a decrease in current income taxes payable of $137,000 and an increase in the deferred income tax asset of $160,000.  For the three and six months ending October 31, 2008, the effect of this restatement was an increase in the income tax benefits of $312,000.

In addition to restating the financial statements in this Amendment No. 1, we have revised Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made in the restatement. Additionally, Part II, Item 6 “Exhibits” reflects the filing of currently dated certifications of our principal executive officer and our principal financial and accounting officer.

This Amendment No. 1 continues to speak as of the date of the Quarterly Report, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Quarterly Report, or modified or updated those disclosures in any way, other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on December 19, 2008, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

iii

PART 1 – FINANCIAL INFORMATION

Item 1

Financial Statements

See Appendix

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

Financial Condition

The Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended October 31, 2008	At the Year Ended April 30, 2008
TOTAL ASSETS	$3,758,243	$8,265,499
NET ASSETS	$2,218,331	$5,599,232
NET ASSET VALUE PER SHARE	$0.38	$0.98
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	$(3,359,391)	$1,498,262

The changes in total assets, net assets and net asset value per share for the six months ended October 31, 2008 were primarily attributable to:

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares decreased from $2.55 to $0.65 per share during the six months ended October 31, 2008.  During the six months ended October 31, 2008, our Company sold 220,305 shares for a sales price of $261,637 with a cost of $127,707 for a realized gain of $133,930.  Our Company’s investment in LWLG common stock consisted of 674,695 shares, valued at $438,552 and had a net unrealized depreciation of $1,843,698 for the six months ended October 31, 2008.  Our Company’s investment in LWLG warrants were valued at $536,700 at October 31, 2008 compared to $2,208,000 at April 30, 2008, for a net unrealized depreciation of $1,671,300 for the six months ended October 31, 2008.

•

Our Company’s investment in Vystar warrants were valued at $2,276,000 at October 31, 2008 compared to $1,854,000 at April 30, 2008 for a net unrealized appreciation of $422,000 for the six months ended October 31, 2008.

•

During the six months ended October 31, 2008, our Company signed a management services agreement with a new portfolio company, iVolution Medical Systems (“IMS”).  Our Company received a warrant to purchase 1,000,000 shares of IMS common stock valued at $112,000 and a warrant to purchase 500,000 shares of IMS common stock, valued at $17,000.  At October 31, 2008, the warrants were valued at $125,000 for an unrealized depreciation of $4,000 for the six months ended October 31, 2008.

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

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.21 to $0.035 per share during the six months ended October 31, 2008.  During the six months ended October 31, 2008, our Company sold 300,000 shares of SIVOO for a sales price of $96,000 with a cost of $98,900 for a realized loss of $2,900.  Our Company’s investment in SIVOO common stock consisted of 674,501 shares, valued at $23,608 and had a net unrealized depreciation of $184,888 for the six months ended October 31, 2008.  Our Company’s investment in SIVOO warrants were valued at $28,900 at October 31, 2008 compared to $241,000 at April 30, 2008, for a net unrealized depreciation for the six months ended October 31, 2008 of $212,100.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) declared bankruptcy in December 2008.  The average valuation on restricted and unrestricted shares decreased from $0.15 to $0.00 per share during the six months ended October 31, 2008.  During July 2008, our Company received 2,500,000 shares pursuant to one year management services contract with a cost of $175,000. Due to TXEG declaring bankruptcy, our Company’s investment in TXEG common stock had a net realized loss of $900,788 for the six months ended October 31, 2008.

•

During the six months ending October 31, 2008, the Company learned that Creative Energy Solutions, Inc. (“CES”) was no longer interested in becoming a public entity and they were not following the original business plan.  The Company has an unrealized depreciation of $1,000,000 for the six months ended October 31, 2008.

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

•

The decrease in cash of $10,066

•

The increase in accounts payable and accrued expenses of $172,477.

•

The decrease in deferred tax liability of $901,000.

•

The decrease in current income taxes payable of $266,000

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

Our Company had unrealized depreciation of $3,359,391 at October 31, 2008 compared to unrealized depreciation of $808,574 at October 31, 2007 and unrealized appreciation of $1,498,262 at April 30, 2008.

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

At October 31, 2008, $3,471,385 or 92% of our Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $1,476,000.  A deferred tax asset on account of unrealized losses has been estimated at approximately $587,000.  At October 31, 2008, our Company’s holdings of Lightwave Logic, Inc. and Vystar Corporation were valued at $975,252 and  $2,276,000, respectively, which represented in the aggregate approximately 94% of the total Company portfolio at that date. Vystar Corporation is a privately held company. Vystar Corporation’s valuation was determined by an independent valuation firm.

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

Total operating expenses for the three months ended October 31, 2008 were $874,675, the principal components of which were bad debt expense of $138,755, professional fees of $121,436, consisting primarily of $35,537 investor relations expense, approximately $54,633 legal expense and approximately $7,000 of audit fees, payroll of $556,505 (which includes $503,872 of share based compensation expense), $24,130 of insurance expense and $4,432 of interest expense. By comparison, total operating expenses for the three months ended October 31, 2007 were $250,864, the principal components of which were professional fees of $173,725, payroll of $28,302, insurance of $17,120 and interest of $9,525.

Our Company realized a loss from operations of $543,816 for the three months ended October 31, 2008 compared to a gain from operations of $163,606 for the three months ended October 31, 2007.

Six months ended October 31, 2008 compared to the six months ended October 31, 2007

For the six months ended October 31, 2008 our Company had revenue for services in the amount of $593,512 compared to $923,404 for the six months ended October 31, 2007. During the six months ended October 31, 2008, 96% of our Company’s revenue for services was received in the form of equity securities compared to 96% for the six months ended October 31, 2007.

Total operating expenses for the six months ended October 31, 2008 were $1,294,789, the principal components of which were bad debt expense of $138,755, professional fees of $334,070, consisting primarily of $183,259 investor relations expense, approximately $107,368 legal expense and approximately $12,500 of audit fees, payroll of $701,673 (which includes $591,520 of share based compensation expense), $48,488 of insurance expense and $9,441 of interest expense. By comparison, total operating expenses for the six months ended October 31, 2007 were $747,368, the principal components of which were professional fees of $593,993, payroll of $52,034, insurance of $40,376 and interest of $20,352.

Our Company realized a loss from operations of $701,277 for the six months ended October 31, 2008 compared to a gain from operations of $176,036 for the six months ended October 31, 2007.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity.  Our Company had approximately $10,713 of cash at October 31, 2008.  Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. During the six months ended October 31, 2008 our Company issued 210,000 shares of its common stock for proceeds of $157,500.  There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Company's principal executive officer and financial officer, evaluated whether there were any changes in the effectiveness of our internal control over financial reporting as of the end of our last fiscal quarter. In making this assessment, our management considered the limited cash on hand, and the resultant inability to allocate a sufficient amount of capital resources to adequately review our financial statements.  Based on this evaluation, our management, with the participation of Michael D. Queen, the principal executive officer of the Company, and Theresa Q. Hoffmann, the principal financial officer, concluded that, as of as of October 31, 2008, the Company’s internal control over financial reporting is not effective, which may increase the risks of errors in our financial reporting.

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

Universal Capital Management, Inc.

August 13, 2009

By:  /s/ Michael D. Queen

Michael D. Queen, President

August 13, 2009

By:  /s/ Theresa Q. Hoffmann

Theresa Q. Hoffmann

Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2008	April 30, 2008
	(Restated)	(Audited)
	(Unaudited)
ASSETS
Investments in securities, at fair value
Non-affiliates (cost: $1,206,393 and $2,306,513)	$1,110,252	$4,697,675
Affiliates (cost: $3,741,052 and $3,812,952)	2,361,133	3,305,120
	3,471,385	8,002,795

Cash and cash equivalents	10,713	20,779
Receivables
Notes receivable - non-affiliates (net of allowance: $123,755 and $0)	-	116,208
Note receivable - affiliates	28,014	27,005
Receivables - non-affiliates (net of allowance: $15,000 and $0)	10,493	27,416
Due from non-affiliates	2,000	2,200
Due from affiliates	64,959	51,459
Total Receivables	105,466	224,288

Prepaid expenses	4,149	10,157
Property and equipment, net	5,430	6,380
Deferred tax asset	160,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$3,758,243	$8,265,499

LIABILITIES
LIABILITIES
Accounts payable	$360,553	$276,800
Accrued expenses	159,724	76,000
Current income taxes payable - federal	-	278,000
Current income taxes payable - state	114,000	97,000
Advances from shareholders	300,000	300,000
Notes payable	155,000	225,000
Accrued interest	98,675	85,551
	1,187,952	1,338,351
Deferred revenue
Non-affiliates	253,960	388,916
Affiliates	98,000	198,000
Total Deferred Revenue	351,960	586,916

Deferred income taxes	-	741,000

TOTAL LIABILITIES	1,539,912	2,666,267

NET ASSETS	$2,218,331	$5,599,232

ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	4,948,266	4,199,246
Distributable earnings (losses)	(2,729,935)	1,399,986

NET ASSETS	$2,218,331	$5,599,232

Equivalent per share value based on 5,912,720 shares of capital stock outstanding as of October 31, 2008 and 5,702,720 shares of
capital stock outstanding as of April 30, 2008	$0.38	$0.98

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

OCTOBER 31, 2008

(UNAUDITED)

			Number of
		% of	Shares Held			Value at
	Business	Portfolio	at October 31, 2008		Cost	October 31, 2008
						(Restated)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	57.35%	1,000,000	(2)	$1,991,000	$1,991,000
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	8.21%	500,000	(2)	193,000	285,000
common stock expiring April 30, 2013	products

Creative Energy Solutions, Inc. (3)	Develops alternative energy	0.00%	2,000,000	(2)	1,000,000	-
	technologies

SIVOO Holdings, Inc.	High speed internet media	0.68%	674,501	(4)	322,225	23,608

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.22%	250,000	(2)	-	7,700
150,000 warrants expiring November 14, 2011		0.15%	150,000	(2)	-	5,100
405,000 warrants expiring February 28, 2013		0.46%	405,000	(2)	206,202	16,100

Multi-View Technologies, Inc.	3D graphics imaging	0.58%	2,000,000	(2)	20,000	20,000

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.03%	500,000	(2)	1,000	1,000
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.23%	1,000,000	(2)	5,000	8,000
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.06%	500,000	(2)	1,000	2,000
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.05%	100,000	(2)	1,625	1,625

Total Affiliated Securities		68.02%			3,741,052	2,361,133

Non-affiliated Securities

Lightwave Logic, Inc.	Plastics engineering	12.63%	674,695	(4)	391,393	438,552

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	7.98%	500,000	(2)	348,000	277,000
common stock expiring February 28, 2012

Warrant to purchase 400,000 shares of Lightwave Logic, Inc.	Plastics engineering	7.48%	400,000	(2)	332,000	259,700
common stock expiring February 28, 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	3.31%	1,000,000	(2)	112,000	115,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	0.29%	500,000	(2)	17,000	10,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	0.23%	1,000,000	(2)	6,000	8,000
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group	Software solutions provider	0.06%	500,000	(2)	-	2,000
common stock expiring July 2013

Total Non-Affiliated Securities		31.98%			1,206,393	1,110,252

Total Securities		100.00%			$4,947,445	$3,471,385

(1)	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".
(2)	Restricted shares - illiquid securities; total illiquid securities of $3,009,225 make up 135.7% of total net assets as of October 31, 2008
(3)	Private company - valued by the Board of Directors
(4)	Unrestricted shares - liquid securities
(5)	Private company -valued by an independent third-party

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS

 ENDING OCTOBER 31, 2008 AND 2007

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
	(Restated)		(Restated)

INCOME
Management services
Non-affililiates	$249,706	$400,375	$444,956	$688,500
Affiliates	68,750	-	122,000	197,255
Total Management Services	318,456	400,375	566,956	885,755

Interest income	3,403	3,095	8,556	5,249
Accounting services
Non-affililiates	9,000	11,000	18,000	26,000
Affiliates	-	-	-	6,400
Total Accounting Services	9,000	11,000	18,000	32,400

	330,859	414,470	593,512	923,404

COST AND EXPENSE
Bad debt	138,755	-	138,755	6,000
Depreciation	475	475	950	950
Dues and subscriptions	185	1,337	490	1,377
Fees and commissions	1,108	2,399	1,539	3,220
Insurance	24,130	17,120	48,488	40,376
Interest expense	4,432	9,525	9,441	20,352
Miscellaneous general and administrative	5,703	1,630	19,449	2,813
Office expenses and supplies	833	1,164	2,984	2,648
Payroll and payroll taxes	556,505	28,302	701,673	52,034
Postage, delivery and shipping	1,852	917	3,163	2,177
Professional fees	121,436	173,725	334,070	593,993
Rent	4,300	4,200	8,500	8,400
Taxes - Other	-	-	31	34
Telephone	1,259	1,336	1,829	2,632
Travel and entertainment	13,235	8,121	22,293	9,149
Utilities	467	613	1,134	1,213
	874,675	250,864	1,294,789	747,368

INCOME (LOSS) FROM OPERATIONS	(543,816)	163,606	(701,277)	176,036

OTHER INCOME (EXPENSE)
Gain (Loss) on disposal of portfolio stock	(1,188,425)	(170,349)	(1,136,879)	(190,639)
Unrealized appreciation (depreciation) on investments	(2,051,047)	664,888	(3,359,391)	(808,574)
Interest expense	(6,575)	(6,575)	(13,150)	(13,150)
Penalties and interest	(86,224)	-	(86,224)	-
Income tax benefit (provision)	632,000	2,000	1,167,000	84,000

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$(3,244,087)	$653,570	$(4,129,921)	$(752,327)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2008

 (UNAUDITED)

For the Six
Months Ending
October 31, 2008
(Restated)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,129,921)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	157,500
Share-based compensation expense	591,520

NET CAPITAL SHARE TRANSACTIONS	749,020

TOTAL DECREASE	(3,380,901)

NET ASSETS, BEGINNING OF PERIOD	5,599,232

NET ASSETS, END OF PERIOD	$2,218,331

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2008 AND 2007

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2008	October 31, 2007
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(4,129,921)	$(752,327)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
(Gain) loss on sale of portfolio stock	1,136,879	190,639
Investment securities received in exchange for management services	(566,956)	(885,755)
Depreciation expense	950	950
Stock based compensation expense	591,520	4,668
Net unrealized depreciation on investments	3,359,391	808,574
Bad debt expense	138,755	-
Deferred income taxes	(901,000)	43,000
Income taxes	(266,000)	(126,000)
(Increase) decrease in assets
Notes receivable - non-affiliates	(7,547)	2,250
Notes receivable - affiliates	(1,009)	(359)
Receivables - non-affiliates	1,923	3,920
Receivables - affiliates	-	(8,020)
Due from non-affiliates	200	-
Due from affiliates	(13,500)	-
Prepaid expenses	6,008	18,314
Increase (decrease) in liabilities
Accounts payable	83,753	12,711
Accrued expenses	88,724	4,854
Accrued interest	13,124	13,150

Net cash used in operating activities	(464,706)	(669,431)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	367,140	446,118
Loans for notes receivable	-	(25,000)

Net cash provided by investing activities	367,140	421,118

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	-	140,000
Repayment of debt	(70,000)	-
Proceeds from issuance of common stock	157,500	-

Net cash provided by financing activities	87,500	140,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,066)	(108,313)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,779	110,739

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,713	$2,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$10,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$332,000	$673,500

Fin 48 for penalties and interest	$13,150	$26,300

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2008, as filed with the Securities and Exchange Commission.  The interim operating results for the three and six months ending October 31, 2008 are not necessarily indicative of operating results expected for the full year.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective November 15, 2008 and is not expected to have an impact on the financial statements.

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

NOTE 2- RESTATEMENT

As of and for the six and three months ending October 31, 2008

The accompanying October 31, 2008 financial statements have been restated for subsequent events of the type that require adjustments since the conditions existed at the date of the balance sheet, but prior to the filing of the Form 10-Q, and without review by the Company’s independent registered public accounting firm.  The effect of this restatement was that the net decrease in net assets resulting from operations increased $2,841,943 to $4,129,921, for a total increase of $1,287,978.  Net assets also decreased from $3,506,309 to $2,218,331 for a total decrease of $1,287,978.  The equivalent per share decreased from $0.59 to $0.38 per share for a total decrease of $0.21 per share.

On December 15, 2008, Theater Extreme Entertainment Group, Inc. (“TXEG”) filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.  This subsequent event is identified as a condition existing at the balance sheet date and requires an adjustment of the financial statements.  This was originally recorded as an unrealized loss on investment of $900,788 and should have been recorded as a realized loss on investment of $900,788.  For the three months ending October 31, 2008, the loss on disposal of portfolio stock increased from $287,637 to $1,188,425, for a total increase of $900,788.  Loss on the disposal of portfolio stock increased from $236,091 to $1,136,879, for a total of $900,788, for the six months ending October 31, 2008.  This restatement reflects a net decrease in the unrealized depreciation on investments of $900,788 for the three and six months ending October 31, 2008.

In April 2009, Creative Energy Solutions (“CES”) bought the shares for $200 that were issued to the Company.  CES determined that they were no longer interested in becoming a public entity and they were not following the original business plan.  This subsequent event is identified as a condition existing at the balance sheet date and requires an adjustment of the financial statements.  For the three and six months ending October 31, 2008, the restatement reflects a net decrease in investments of $1,000,000 and a net increase in unrealized depreciation on investments of $1,000,000.

The methodology used to value the warrants of Vystar Corporation and iVolution Medical Systems was modified to align the volatility factor to the remaining life of the warrants.  For the three and six months ending October 31, 2008, the restatement reflects a net increase in unrealized depreciation of $375,000.  At October 31, 2008, this restatement reflects a net decrease in investments of $375,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2- RESTATEMENT (CONTINUED)

As of and for the six and three months ending October 31, 2008 (Continued)

In May 2009, the Company was notified that Scientific Products and Systems, Inc. (“SPS”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code.  This was identified as a condition existing at the balance sheet date and requires an adjustment on the financial statements.  Since the Company believes that SPS has intellectual property that may alleviate the debt, an allowance for the accounts receivable and notes receivable has been set up.  At October 31, 2008, this restatement reflects a net decrease in receivables from $224,221 to $105,466, for a total decrease of $138,755.  For the three and six months ending October 31, 2008, the loss from operations increased $138,755 due to this restatement.

In June 2009, the Company received notices from the federal and state tax agencies for interest and penalties on the 4/30/07 tax returns.  The Company had not previously accrued these expenses.  This restatement reflects an other expense of $86,224 for the three and six months ending October 31, 2008.

In January 2009, the Company filed amended federal tax returns to carryback capital losses and net operating losses to the years ending April 30, 2005, 2006 and 2007.  This resulted in eliminating the income tax of $526,106 for the year ending April 30, 2007.  In addition to this amendment and with the above-mentioned adjustments, the effect of the restatement for the three and six months ending was a decrease in current income taxes payable of $137,000 and an increase in the deferred income tax asset of $160,000.  For the three and six months ending October 31, 2008, the effect of this restatement was an increase in the income tax benefits of $312,000.

The following is a summary of the restatement in the statement of assets and liabilities, statements of operations, and statements of changes in net assets as of and for the three and six months ending October 31, 2008:

	October 31, 2008
	As Originally Filed	As Restated	Change

Investments in securities, at fair value	$4,846,385	$3,471,385	$(1,375,000)

Cash and cash equivalents	$-	$10,713	$10,713

Receivables	$244,221	$105,466	$(138,755)

Deferred tax asset	$-	$160,000	$160,000

Total Assets	$5,101,285	$3,783,243	$(1,318,042)

Account payable	$362,341	$360,553	$(1,788)

Accrued expenses	$76,000	$159,724	$83,724

Current income taxes payable (asset)	$251,000	$114,000	$(137,000)

Total Liabilities	$1,594,976	$1,564,912	$(30,064)

Net Assets	$3,506,309	$2,218,331	$(1,287,978)

Equivalent per share value	$0.59	$0.38	$(0.21)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2- RESTATEMENT (CONTINUED)

As of and for the six and three months ending October 31, 2008 (Continued)

	For the Three Months Ending October 31, 2008			For the Six Months Ending October 31, 2008
	As Originally Filed	As Restated	Change	As Originally Filed	As Restated	Change

Cost and Expense	$735,920	$874,675	$138,755	$1,156,035	$1,294,789	$138,754

Income (Loss) From Operations	$(405,061)	$(543,816)	$(138,755)	$(562,523)	$(701,277)	$(138,754)

Gain (Loss) on disposal of portfolio stock	$(287,637)	$(1,188,425)	$(900,788)	$(236,091)	$(1,136,879)	$(900,788)

Unrealized depreciation on investments	$(1,576,835)	$(2,051,047)	$(474,212)	$(2,885,179)	$(3,359,391)	$(474,212)

Penalties and interest	$-	$(86,224)	$(86,224)	$-	$(86,224)	$(86,224)

Income tax benefit (provision)	$320,000	$632,000	$312,000	$855,000	$1,167,000	$312,000

Net decrease in net assets resulting
from operations	$(1,956,108)	$(3,244,087)	$(1,287,979)	$(2,841,943)	$(4,129,921)	$(1,287,978)

Statement of Net Assets
	For the Six Months Ending October 31, 2008
	As Originally Filed	As Restated	Change

Net decrease in net assets resulting
from operations	$(2,841,943)	$(4,129,921)	$(1,287,978)

Total decrease	$(2,092,923)	$(3,380,901)	$(1,287,978)

Net Assets, End of Period	$3,506,309	$2,218,331	$(1,287,978)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS

Portfolio Companies consist of the following at October 31, 2008:

Number of
% of	Shares Held	Value at	Unrealized
Business	Portfolio	at October 31, 2008	Cost	October 31, 2008	Gain / (Loss)
(Restated)	(Restated)
Affiliated Securities (1)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	57.35%	1,000,000	(2)	$1,991,000	$1,991,000	$-
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	8.21%	500,000	(2)	193,000	285,000	92,000
common stock expiring April 30, 2013	products

Creative Energy Solutions, Inc. (3)	Develops alternative energy	0.00%	2,000,000	(2)	1,000,000	-	(1,000,000)
technologies

SIVOO Holdings, Inc.	High speed internet media	0.68%	674,501	(4)	322,225	23,608	(298,617)

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011	0.22%	250,000	(2)	-	7,700	7,700
150,000 warrants expiring November 14, 2011	0.15%	150,000	(2)	-	5,100	5,100
405,000 warrants expiring February 28, 2013	0.46%	405,000	(2)	206,202	16,100	(190,102)

Multi-View Technologies, Inc.	3D graphics imaging	0.58%	2,000,000	(2)	20,000	20,000	-

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.03%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.23%	1,000,000	(2)	5,000	8,000	3,000
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.06%	500,000	(2)	1,000	2,000	1,000
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.05%	100,000	(2)	1,625	1,625	-
Total Affiliated Securities	68.02%	3,741,052	2,361,133	(1,379,919)

Non-affiliated Securities

Lightwave Logic, Inc.	Plastics engineering	12.63%	674,695	(4)	391,393	438,552	47,159

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	7.98%	500,000	(2)	348,000	277,000	(71,000)
common stock expiring February 28, 2012

Warrant to purchase 400,000 shares of Lightwave Logic, Inc.	Plastics engineering	7.48%	400,000	(2)	332,000	259,700	(72,300)
common stock expiring February 28, 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	3.31%	1,000,000	(2)	112,000	115,000	3,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	0.29%	500,000	(2)	17,000	10,000	(7,000)
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	0.23	5	1,000,000	(2)	6,000	8,000	2,000
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group	Software solutions provider	0.06%	500,000	(2)	-	2,000	2,000
common stock expiring July 2013
Total Non-Affiliated Securities	31.98%	1,206,393	1,110,252	(96,141)

Total Securities	100.00%	$4,947,445	$3,471,385	$(1,476,060)

(1)	Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".
(2)	Restricted shares - illiquid securities; total illiquid securities of $3,009,225 make up 135.7% of total net assets as of October 31, 2008
(3)	Private company - valued by the Board of Directors
(4)	Unrestricted shares - liquid securities
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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Siginificant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2008	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliates	$2,361,133	$23,608	$-	$2,337,525
Non-Affiliates	1,110,252	438,552	-	671,700

Total Investments in securities	$3,471,385	$462,160	$-	$3,009,225

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2008	$5,384,625

Total gains or losses (realized/unrealized)
included in changes in net assets	(2,375,400)
Purchases, issuance and settlements	-

Ending Balance, October 31, 2008	$3,009,225

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(2,375,400)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

Under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the unrecognized tax benefits consisting of interest and penalties at April 30, 2008 was $52,600.  The change in unrecognized tax benefits during the six months ending October 31, 2008 amounted to $13,150 and the accrual at October 31, 2008 amounted to $65,750.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

The income tax benefit for the six months ending October 31, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 22% and 6%.  The estimated annual effective rate differs from the U.S. Statuatory rate primarily due to the changes in the valuation allowance.

The components of deferred tax (assets) liabilities are as follows:

October 31, 2008
(Restated)
Deferred tax (asset) liability
Net operating loss	$(144,000)
Deferred charges	(84,700)
Deferred revenue	(52,000)
Unrealized loss	(587,000)
Capital loss carryforward	(1,182,000)
Stock-based compensation	(314,000)
Amortization of deferred revenue from warrants	1,299,700
Other	2,000

Total	(1,062,000)

Provision for deferred taxes	902,000

Total deferred tax (asset) liability	$(160,000)

At April 30, 2008, the Company had a capital loss carryforward of approximately $2,370,000 which if not used will expire in 2013.

At October 31, 2008, there is a $147,224 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ending April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – NOTES RECEIVABLE

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

NOTE 6 – DUE FROM AFFILIATES

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consist of:

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007
	(Restated)		(Restated)
Non-Affiliates
Lightwave Logic, Inc. ("LWLG")
Received 1,000,000 shares of LWLG common stock for payment	$-	$145,000	$-	$290,000
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of LWLG	-	87,000	-	174,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 400,000 shares of LWLG	82,998	-	165,998	-
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

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms.

NOTE 10 – STOCK BASED COMPENSATION

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the six months ending October 31, 2008, with the following assumptions: no dividend yield, expected volatility of 126%, risk-free interest rate of 3.27% and expected option life of ten years.

During the six months ending October 31, 2008, the Company granted options to purchase 900,000 shares of its common stock at a fair value of $774,718.

As of October 31, 2008, there was approximately $192,916 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

The following tables summarize all stock option activity of the Company since April 30, 2008:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2008	125,000	$ 2.00	$ 2.00

Granted	900,000	$0.87 - $0.96	$ 0.90

Outstanding, October 31, 2008	1,025,000	$0.87 - $2.00	$ 1.03

Exercisable, October 31, 2008	744,364	$0.87 - $2.00	$ 1.05

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at October 31, 2008	Contractual Life	Currently Exercisable

$0.87 - $2.00	744,364	2.85 years	$ 1.05

NOTE 11 – CAPITAL STOCK TRANSACTIONS

During the six months ending October 31, 2008, 210,000 shares of common stock were issued for proceeds of $157,500.

NOTE 12 – CONTINGENCY

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

Carlin and Wilson Lawsuit

During February 2008, Leo Carlin Jr. (“Carlin”) and Richard H. Wilson, III (“Wilson”) filed a lawsuit in New Castle County, Delaware, Superior Court.  Carlin and Wilson are the Plaintiffs and the Company is the Defendant.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCY (CONTINUED)

Carlin and Wilson Lawsuit (Continued)

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

NOTE 13 – FINANCIAL HIGHLIGHTS

October 31, 2008
(Restated)

Per Share Operating Performance
Net asset value, beginning of period	$0.98

Loss from operatons, net of taxes	(0.07)
Unrealized depreciation on investment, net of taxes	(0.33)
Loss on sale of stock	(0.12)
0.46

Capital share transactions	0.13

Net asset value, end of period	$0.38

Total Return	-61.22%

Average Net Assets as a percentage of:
Expenses	66.25%
Management income	29.00%

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

In November 2008, the Company issued 124,706 shares of the Company’s common stock for proceeds of $106,000.

In December 2008, Theater Xtreme Entertainment Group, Inc. (“TXEG”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code.

In February 2009, certain officers and advisors rescinded stock options that were granted in May 2005 and 2008.  The unrecognized compensation relating to these stock options in the amount of $189,711 was expensed.

In February 2009, the Company appointed a new President and Chief Operating Officer.  An option was granted to this officer to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20, valued at $67,248, fair value.  These options were exercised in February 2009 for proceeds of $75,000.

In February 2009, an employee rescinded an option to purchase 25,000 shares of the Company’s common stock at $2.00 per share and received an option to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.20 per share with 10 year expiration and vesting immediately.  In accordance with SFAS 123R, the cancellation of the option and the issuance of the new option was deemed to be a modification of the original award.  As such, $93,440 incremental cost of the modified option and the $2,716 of the remaining unamortized cost of the original option issuance was expensed.

In February 2009, the Company granted employees options to purchase 150,000 shares of the Company’s common stock at $0.20 per share, valued at $50,886, fair value.

In February 2009, the Company granted advisors options to purchase 200,000 shares of the Company’s common stock at $0.20 per share, valued at $67,848, fair value.

In March 2009, the Chief Financial Officer resigned and a new Chief Financial Officer was appointed.

In May 2009, the Company exercised a warrant to purchase 400,000 shares of Vystar Corporation common stock at $0.01 per share valued at $4,000, fair value.

In May 2009, the Company was notified that Scientific Products and Systems, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code.

In June 2009, an independent member of the board of directors resigned for health reasons.

In June and July 2009, the Company entered into promissory notes of $116,000.  The holders of these promissory notes have the option to receive payment in shares of Vystar Corporation common stock that the Company owns at $1.00 per share.