Form 10-Q/A
period 2009-01-31
Universal Capital Management, Inc.
filed 2009-08-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of the registrant’s Common Stock outstanding as of August 13, 2009 was 6,412,426.

TABLE OF CONTENTS

Page
Explanatory Note

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements	1

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4 Controls and Procedures	7

PART II – OTHER INFORMATION

Item 6 Exhibits	8

i

EXPLANATORY NOTE

Universal Capital Management, Inc. (the “Company”, “our” or “we”) filed a Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 (the “Quarterly Report”) with the Securities and Exchange Commission (“SEC”) on March 13, 2009. On May 15, 2009, management concluded that the unaudited Statements Of Assets and Liabilities, Schedule of Investments, Statements of Operations For The Three and Nine Months Ending January 31, 2009 and 2008, Statements Of Changes In Net Assets For The Nine Months Ending January 31, 2009, Statements of Cash Flows For The Nine Months Ending January 31, 2009 and 2008, and Notes 2 to 5 and 12 to 14 of Notes To Financial Statements, as presented in the Quarterly Report, contained errors and need to be restated.

As more fully described in Note 2 of Notes to Financial Statements (Unaudited), the following adjustments have been made in the restated financial statements contained in this Amendment No. 1 to the Quarterly Report:

The accompanying January 31, 2009 financial statements have been restated for subsequent events of the type that require adjustments since the conditions existed at the date of the balance sheet, but prior to the filing of Form 10-Q, and without review by the Company’s independent registered public accounting firm. The effect of this restatement was that the net decrease in net assets resulting from operations increased from $2,867,798 to $3,113,176, for a total increase of $245,378. Net assets also decreased from $3,586,943 to $3,341,565 for a total decrease of $245,378. The equivalent per share decreased from $0.59 to $0.55 per share for a total decrease of $0.04 per share.

On December 15, 2008, Theater Extreme Entertainment Group, Inc. (“TXEG”) filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. This subsequent event is identified as a condition existing at the balance sheet date and requires an adjustment of the financial statements. This was originally recorded as an unrealized loss on investment of $900,788 and should have been recorded as a realized loss on investment of $900,788. For the nine months ending January 31, 2009, the loss on disposal of portfolio stock increased from $241,516 to $1,142,304, for a total increase of $900,788. This restatement reflects a net decrease in the unrealized depreciation on investments of $900,788 for the nine months ending January 31, 2009.

The methodology used to value the warrants of Vystar Corporation and iVolution Medical Systems was modified to align the volatility factor to the remaining life of the warrants.  For the three months ended January 31, 2009, the restatement reflects a net decrease in unrealized appreciation of investments of $12,888. For the nine months ended January 31, 2009, the restatement reflects a net increase in the unrealized depreciation of investments of $486,500. At January 31, 2009, this restatement reflects a net decrease in investments of $486,500.

In May 2009, the Company was notified that Scientific Products and Systems, Inc. (“SPS”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code. This was identified as a condition existing at the Balance Sheet date and requires an adjustment on the financial statements. Since the Company believes that SPS has intellectual property that may alleviate the debt, an allowance for the accounts receivable and notes receivable has been set up. Originally interest was accrued through January 31, 2009, however once the allowance was set up, interest ceased accruing at October 31, 2008. At January 31, 2009, this restatement reflects a net decrease in receivables from $293,075 to $151,421, for a total decrease of $141,654. For the three months ended January 31, 2009, income from operations and interest income decreased $2,899 due to this restatement. For the nine months ended January 31, 2009, interest income decreased $2,899 and loss from operations increased $141,654.

ii

EXPLANATORY NOTE (CONTINUED)

For the three months ended January 31, 2009, the Company originally wrote off the accrued expenses of $76,000 that were accrued for the 4/30/07 tax return. It was the understanding that the penalties and interest were waived at the time of the original filing of the January 31, 2009 Form 10-Q. In June 2009, the Company received notices from the federal and state tax agencies for interest and penalties on the 4/30/07 tax returns. For the three months ended January 31, 2009, the restatement reflects an increase in the other expense of $76,000. For the nine months ended January 31, 2009, the restatement reflects an increase of $162,224 in the other expense. At January 31, 2009, the restatement reflects an increase in accrued expenses from $0 to $147,224 for a total increase of $147,224.

In January 2009, the Company filed amended federal tax returns to carryback capital losses and net operating losses to the years ending April 30, 2005, 2006 and 2007. This resulted in eliminating the income tax of $526,106 for the year ended April 30, 2007. In addition to this amendment and with the above-mentioned adjustments, the effect of the restatement for the nine months ended January 31, 2009 was a decrease in current income tax asset of $177,000 and a decrease in the deferred income tax liability of $707,000. For the three months ended January 31, 2009, the effect of this restatement was a decrease in the income tax provision of $233,000. For the nine months ended January 31, 2009, the effect of this restatement was an increase in the income tax benefit of $545,000.

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

This Amendment No. 1 continues to speak as of the date of the Quarterly Report, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Quarterly Report, or modified or updated those disclosures in any way, other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on March 13, 2009, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

iii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

See F-1 to F-22

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At the Quarter Ended January 31, 2009	At the Year Ended April 30, 2008
TOTAL ASSETS	$4,633,742	$8,265,499
NET ASSETS	$3,341,565	$5,599,232
NET ASSET VALUE PER SHARE	$0.55	$0.98
NET UNREALIZED APPRECIATION/(DEPRECIATION) ON INVESTMENTS	($2,431,803)	$1,498,262

The changes in total assets, net assets and net asset value per share for the nine months ended January 31, 2009 were primarily attributable to:

•

Our Company’s investment in Vystar warrants were valued at $2,268,000 at January 31, 2009 compared to $1,854,000 at April 30, 2008 for a net unrealized appreciation of $407,000 for the nine months ended January 31, 2009.

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with a new portfolio company, iVolution Medical Systems (“IMS”). Our Company received a warrant to purchase 1,000,000 shares of IMS common stock valued at $112,000 and a warrant to purchase 500,000 shares of IMS common stock, valued at $17,000. At January 31, 2009, the combined value of these warrants was $643,000 for an unrealized appreciation of $514,000 for the nine months ended January 31, 2009.

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with a new portfolio company, Micco Group (“MG”). Our Company received a warrant to purchase 1,000,000 shares of MG common stock valued at $6,000 and a warrant to purchase 500,000 shares of MG common stock, valued at $0 upon issuance. At January 31, 2009, the combined value of these warrants was $604,000 for an unrealized appreciation of $598,000 for the nine months ended January 31, 2009.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares decreased from $2.55 to $0.52 per share during the nine months ended January 31, 2009. During the nine months ended January 31, 2009, our Company sold 365,552 shares for a sales price of $342,696 with a cost of $212,020 for a realized gain of $130,676. Our Company’s investment in LWLG common stock had a net unrealized depreciation of $1,797,377 for the nine months ended January 31, 2009. Our Company’s investment in LWLG warrants were valued at $240,000 at January 31, 2009 compared to $2,208,000 at April 30, 2008, for a net unrealized depreciation of $944,000 for the nine months ended January 31, 2009. Our Company exercised a warrant to purchase 400,000 shares of LWLG stock in January 2009 at $0.001 per share or $400.

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

•

During the nine months ended January 31, 2009, our Company signed a management services agreement with Dominion Capital Management Corporation (“DCMC”) for a warrant to purchase 500,000 shares of DCMC common stock valued at $1,000. In addition to this warrant, the Company has a warrant to purchase 1,000,000 shares of DCMC common stock that was valued at $5,000 at April 30, 2008. At January 31, 2009, the combined value of these warrants was $5,000 for an unrealized depreciation of $1,000 for the nine months ended January 31, 2009.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.21 to $0.039 per share during the nine months ended January 31, 2009. During the nine months ending January 31, 2009, our Company sold 310,000 shares of SIVOO for a sales price of $96,329 with a cost of $101,400 for a realized loss of $5,071. Our Company’s investment in SIVOO common stock had a net unrealized depreciation of $182,580 for the nine months ended January 31, 2009. Our Company’s investment in SIVOO warrants were valued at $28,000 at January 31, 2009 compared to $241,000 at April 30, 2008, for a net unrealized depreciation of $213,000 for the nine months ending January 31, 2009.

•

Theater Xtreme Entertainment Group, Inc. (“TXEG”) declared bankruptcy in December 2008. The average valuation on restricted and unrestricted shares decreased from $0.15 to $0.00 per share during the nine months ended January 31, 2009. During July 2008, our Company received 2,500,000 shares pursuant to one year management services contract with a cost of $175,000. Due to TXEG declaring bankruptcy, our Company’s investment in TXEG common stock had a net realized loss of $900,788 for the nine months ended January 31, 2009.

•

During the nine months ending January 31, 2009, the Company learned that Creative Energy Solutions, Inc. (“CES”) was no longer interested in becoming a public entity and they were not following the original business plan. The Company has an unrealized depreciation of $1,000,000 for the nine months ended January 31, 2009.

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

•

The decrease in cash of $13,714.

•

The increase in accounts payable and accrued expenses of $162,630.

•

The decrease in deferred tax liability of $893,000.

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

•

The decrease in current income taxes payable of approximately $250,000.

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

Our Company had unrealized depreciation on investments of $2,431,803 at January 31, 2009 compared to unrealized depreciation on investments of $1,073,305 at January 31, 2008 and unrealized appreciation on investments of $1,498,262 at April 30, 2008.

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

At January 31, 2009, $4,315,545 or 93% of our Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $548,473. A deferred tax asset on account of unrealized losses has been estimated at approximately $218,000. At January 31, 2009, our Company’s holdings of Vystar Corporation, iVolution Medical Systems, MICCO Group and Lightwave Logic, Inc. were valued at $2,261,000, $643,000, $604,000 and $724,873, respectively, which represented in the aggregate approximately 98% of the total Company portfolio at that date. Vystar Corporation is a privately held company that is currently going through the registration process with the Securities and Exchange Commission. Vystar, iVolution and MICCO’s valuations were based on their ability to raise capital funds through recent private placement memorandums.

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

Three months ended January 31, 2009 compared to the three months ended January 31, 2008

For the three months ended January 31, 2009 the Company had revenue for services in the amount of $276,753 compared to $412,305 for the three months ending January 31, 2008. During the three months ended January 31, 2009, 97% of our Company’s revenue for services was received in the form of equity securities compared to 97% for the three months ended January 31, 2009.

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

Our Company realized a gain from operations of $125,159 for the three months ended January 31, 2009 compared to a gain from operations of $201,766 for the three months ended January 31, 2008.

Nine months ended January 31, 2009 compared to the nine months ended January 31, 2008

For the nine months ended January 31, 2009 our Company had revenue for services in the amount of $870,263 compared to $1,355,709 for the nine months ended January 31, 2008. During the nine months ended January 31, 2009, 96% of our Company’s revenue for services was received in the form of equity securities compared to 96% for the nine months ended January 31, 2008.

Total operating expenses for the nine months ended January 31, 2009 were $1,446,383, the principal components of which were professional fees of $372,270, consisting primarily of $184,071 of investor relations expense, approximately $127,290 of legal expense and approximately $44,000 of audit fees, payroll of $763,758 (which includes $592,009 of share based compensation expense), bad debt expense of $138,755, $71,629 of insurance expense and $18,648 of interest expense. By comparison, total operating expenses for the nine months ended January 31, 2008 were $957,910, the principal components of which were professional fees of $726,618, payroll of $80,450, insurance of $56,480 and interest of $28,411.

Our Company realized a loss from operations of $576,120 for the nine months ended January 31, 2009 compared to a gain from operations of $377,799 for the nine months ended January 31, 2008.

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

At January 31, 2009, $4,127,772 or 96% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the Company's principal executive officer and financial officer, evaluated whether there were any changes in the effectiveness of our internal control over financial reporting as of the end of our last fiscal quarter. In making this assessment, our management considered the limited cash on hand, and the resultant inability to allocate a sufficient amount of capital resources to adequately review our financial statements.  Based on this evaluation, our management, with the participation of Michael D. Queen, the principal executive officer of the Company, and Theresa Q. Hoffmann, the principal financial officer, concluded that, as of as of January 31, 2009, the Company’s internal control over financial reporting is not effective, which may increase the risks of errors in our financial reporting.

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

Universal Capital Management, Inc.

August 13, 2009	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer

August 13, 2009	By:	/s/ Theresa Q. Hoffmann
Theresa Q. Hoffmann, Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2009 AND 2008

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	January 31, 2009	April 30, 2008
	(Restated)	(Audited)
	(Unaudited)
ASSETS

Investments in securities, at fair value
Non-affiliated companies (cost: $3,309,466 and $2,306,513)	$4,234,004	$4,697,675
Affiliated companies (cost: $1,554,552 and $3,812,952)	81,541	3,305,120
	4,315,545	8,002,795

Cash and cash equivalents	7,065	20,779
Receivables
Notes receivable - non-affiliated companies (net of allowance: $126,655 and $0)	-	116,208
Note receivable - affiliated companies	28,518	27,005
Receivables - non-affiliated companies (net of allowance: $15,000 and $0)	12,562	27,416
Due from non-affiliated companies	2,000	2,200
Due from affiliated companies	108,341	51,459
Total Receivables	151,421	224,288

Prepaid expenses	1,656	10,157
Property and equipment, net	4,955	6,380
Deferred income tax asset	152,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$4,633,742	$8,265,499

LIABILITIES
LIABILITIES
Accounts payable	$358,125	$276,800
Accrued expenses	147,224	76,000
Current income taxes payable - federal	-	278,000
Current income taxes payable - state	130,000	97,000
Advances from shareholders	6,000	300,000
Notes payable	452,372	225,000
Accrued interest	113,743	85,551
	1,207,464	1,338,351
Deferred revenue
Non-affiliated companies	83,713	581,916
Affiliated companies	1,000	5,000
Total Deferred Revenue	84,713	586,916
Deferred income taxes	-	741,000
TOTAL LIABILITIES	1,292,177	2,666,267
NET ASSETS	$3,341,565	$5,599,232

ANALYSIS OF NET ASSETS
Net capital paid in on shares of capital stock	5,054,755	4,199,246
Distributable earnings (losses)	(1,713,190)	1,399,986

NET ASSETS	$3,341,565	$5,599,232
Equivalent per share value based on 6,037,426 shares of capital stock outstanding as of January 31, 2009 and 5,702,720 shares of capital stock outstanding as of April 30, 2008	$0.55	$0.98

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

JANUARY 31, 2009

(UNAUDITED)

	Business	% of Portfolio	Number of Shares Held at January 31, 2009		Cost	Value at January 31, 2009
						(Restated)
Affiliated Company Securities (1)
Creative Energy Solutions, Inc. (3)	Develops alternative energy	0.00%	2,000,000	(2)	$1,000,000	$-
	technologies

SIVOO Holdings, Inc.	High speed internet media	0.60%	664,501	(4)	319,725	25,916

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.16%	250,000	(2)	-	7,000
150,000 warrants expiring November 14, 2011		0.12%	150,000	(2)	-	5,000
405,000 warrants expiring February 28, 2013		0.37%	405,000	(2)	206,202	16,000

Multi-View Technologies, Inc.	3D graphics imaging	0.46%	2,000,000	(2)	20,000	20,000

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.02%	500,000	(2)	1,000	1,000
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.12%	1,000,000	(2)	5,000	5,000
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.00%	500,000	(2)	1,000	-
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.04%	100,000	(2)	1,625	1,625

Total Affiliated Company Securities		1.89%			1,554,552	81,541

Non-Affiliated Company Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	46.14%	1,000,000	(2)	1,991,000	1,991,000
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	6.26%	500,000	(2)	193,000	270,000
common stock expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	3.72%	532,448	(4)	309,090	160,726
		7.51%	400,000	(2)	332,400	324,147

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.56%	500,000	(2)	348,000	240,000
common stock expiring February 28, 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	11.38%	1,000,000	(2)	112,000	491,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	3.52%	500,000	(2)	17,000	152,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Content and intellectual	11.38%	1,000,000	(2)	6,000	491,000
common stock expiring July 2013	property distributor

Warrant to purchase 500,000 shares of MICCO Group	Content and intellectual	2.62%	500,000	(2)	-	113,000
common stock expiring July 2013	property distributor

Other investments		0.03%			976	1,131

Total Non-Affiliated Company Securities		98.11%			3,309,466	4,234,004

Total Securities		100.00%			$4,864,018	$4,315,545

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)

Restricted shares - illiquid securities; total illiquid securities of $4,127,772 make up 124.42% of total net assets as of January 31, 2009

(3)

Private company - valued by the Board of Directors

(4)

Unrestricted shares - liquid securities

(5)

Private company -valued by an independent third-party

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS

 ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	For the Nine Months Ended January 31, 2009	For the Nine Months Ended January 31, 2008

	(Restated)		(Restated)

INCOME
Management services
Non-affiliated companies	$266,749	$400,375	$808,203	$1,088,875
Affiliated companies	500	-	26,000	197,255
Total Management Services	267,249	400,375	834,203	1,286,130

Interest income	504	2,930	9,060	8,179
Accounting services
Non-affiliated companies	9,000	9,000	27,000	35,000
Affiliated companies	-	-	-	6,400
Total Accounting Services	9,000	9,000	27,000	41,400

	276,753	412,305	870,263	1,335,709

COST AND EXPENSE
Bad debt	-	-	138,755	6,000
Depreciation	475	475	1,425	1,425
Dues and subscriptions	749	640	1,239	2,017
Fees and commissions	841	-	2,381	3,220
Insurance	23,141	16,104	71,629	56,480
Interest expense	9,207	8,059	18,648	28,411
Miscellaneous general and administrative	3,521	1,090	22,970	3,906
Office expenses and supplies	1,352	2,685	4,336	5,333
Payroll and payroll taxes	62,054	28,416	763,758	80,450
Postage, delivery and shipping	375	1,321	3,538	3,498
Professional fees	38,200	132,625	372,270	726,618
Rent	4,500	4,200	13,000	12,600
Taxes - Other	-	6,000	-	6,034
Telephone	1,115	1,243	2,943	3,875
Travel and entertainment	5,249	6,760	27,542	15,909
Utilities	815	921	1,949	2,134
	151,594	210,539	1,446,383	957,910

INCOME (LOSS) FROM OPERATIONS	125,159	201,766	(576,120)	377,799

OTHER INCOME (EXPENSE)
Gain (Loss) on disposal of portfolio stock	(5,425)	(205,038)	(1,142,304)	(395,677)
Unrealized appreciation (depreciation) on investments	927,587	(264,731)	(2,431,803)	(1,073,305)
Interest and penalties	-	-	(86,224)	-
Interest expense	(6,575)	(6,575)	(19,725)	(19,725)
Income tax benefit (provision)	(24,000)	1,000	1,143,000	85,000

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,016,746	$(273,578)	$(3,113,176)	$(1,025,908)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDED JANUARY 31, 2009

 (UNAUDITED)

For the Nine Months Ended January 31, 2009

(Restated)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,113,176)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	263,500
Share-based compensation expense	592,009

NET CAPITAL SHARE TRANSACTIONS	855,509

TOTAL DECREASE	(2,257,667)

NET ASSETS, BEGINNING OF PERIOD	5,599,232

NET ASSETS, END OF PERIOD	$3,341,565

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

(UNAUDITED)

	For the Nine Months Ended January 31, 2009	For the Nine Months Ended January 31, 2008

	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(3,113,176)	$(1,025,908)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Bad debt expense	138,755	-
Stock granted for interest	-	15,144
Loss on sale of portfolio stock	1,142,304	395,677
Investment securities received in exchange for management services	(834,203)	(1,286,130)
Depreciation expense	1,425	1,425
Stock based compensation expense	592,009	7,002
Net unrealized depreciation on investments	2,431,803	1,073,305
Deferred income taxes	(893,000)	122,000
Income taxes	(250,000)	(206,000)
(Increase) decrease in assets
Notes receivable - non-affiliated companies	(7,547)	(8,179)
Notes receivable - affiliated companies	(1,513)	3,773
Receivables - non-affiliated companies	(146)	11,895
Receivables - affiliated companies	-	(8,220)
Due from non-affiliated companies	200	-
Due from affiliated companies	(56,882)	-
Prepaid expenses	8,501	29,989
Increase (decrease) in liabilities
Accounts payable	77,939	64,438
Accrued expenses	84,691	(3,115)
Accrued interest	19,725	19,725

Net cash used in operating activities	(659,115)	(793,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	448,529	567,409
Loans for notes receivable	-	(25,000)

Net cash provided by investing activities	448,529	542,409

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advance from shareholder	3,372	146,000
Repayment of debt	(70,000)	-
Proceeds from issuance of common stock	263,500	-

Net cash provided by financing activities	196,872	146,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,714)	(104,770)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	20,779	110,739

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,065	$5,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$10,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$332,000	$2,958,500

Fin 48 for penalties and interest	$19,725	$26,300

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2009 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

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

NOTE 2- RESTATEMENT

As of and for the three and nine months ended January 31, 2009

The accompanying January 31, 2009 financial statements have been restated for subsequent events of the type that require adjustments since the conditions existed at the date of the balance sheet, but prior to the filing of Form 10-Q, and without review by the Company’s independent registered public accounting firm. The effect of this restatement was that the net decrease in net assets resulting from operations increased from $2,867,798 to $3,113,176, for a total increase of $245,378. Net assets also decreased from $3,586,943 to $3,341,565 for a total decrease of $245,378. The equivalent per share decreased from $0.59 to $0.55 per share for a total decrease of $0.04 per share.

On December 15, 2008, Theater Extreme Entertainment Group, Inc. (“TXEG”) filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. This subsequent event is identified as a condition existing at the balance sheet date and requires an adjustment of the financial statements. This was originally recorded as an unrealized loss on investment of $900,788 and should have been recorded as a realized loss on investment of $900,788. For the nine months ending January 31, 2009, the loss on disposal of portfolio stock increased from $241,516 to $1,142,304, for a total increase of $900,788. This restatement reflects a net decrease in the unrealized depreciation on investments of $900,788 for the nine months ending January 31, 2009.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2- RESTATEMENT (CONTINUED)

As of and for the three and nine months ended January 31, 2009 (Continued)

The methodology used to value the warrants of Vystar Corporation and iVolution Medical Systems was modified to align the volatility factor to the remaining life of the warrants. For the three months ended January 31, 2009, the restatement reflects a net decrease in unrealized appreciation of investments of $12,888. For the nine months ended January 31, 2009, the restatement reflects a net increase in the unrealized depreciation of investments of $486,500. At January 31, 2009, this restatement reflects a net decrease in investments of $486,500.

In May 2009, the Company was notified that Scientific Products and Systems, Inc. (“SPS”) filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware, seeking relief under Chapter 7 of Title 11 of the United States Code. This was identified as a condition existing at the balance sheet date and requires an adjustment on the financial statements. Since the Company believes that SPS has intellectual property that may alleviate the debt, an allowance for the accounts receivable and notes receivable has been set up. Originally interest was accrued through January 31, 2009, however once the allowance was set up, interest ceased accruing at October 31, 2008. At January 31, 2009, this restatement reflects a net decrease in receivables from $293,075 to $151,421, for a total decrease of $141,654. For the three months ended January 31, 2009, income from operations and interest income decreased $2,899 due to this restatement. For the nine months ended January 31, 2009, interest income decreased $2,899 and loss from operations increased $141,654.

For the three months ended January 31, 2009, the Company originally wrote off the accrued expenses of $76,000 that were accrued for the 4/30/07 tax return. It was the understanding that the penalties and interest were waived at the time of the original filing of the January 31, 2009 Form 10-Q. In June 2009, the Company received notices from the federal and state tax agencies for interest and penalties on the 4/30/07 tax returns. For the three months ended January 31, 2009, the restatement reflects an increase in the other expense of $76,000. For the nine months ended January 31, 2009, the restatement reflects an increase of $162,224 in the other expense. At January 31, 2009, the restatement reflects an increase in accrued expenses from $0 to $147,224 for a total increase of $147,224.

In January 2009, the Company filed amended federal tax returns to carryback capital losses and net operating losses to the years ending April 30, 2005, 2006 and 2007. This resulted in eliminating the income tax of $526,106 for the year ended April 30, 2007. In addition to this amendment and with the above-mentioned adjustments, the effect of the restatement for the nine months ended January 31, 2009 was a decrease in current income tax asset of $177,000 and a decrease in the deferred income tax liability of $707,000. For the three months ended January 31, 2009, the effect of this restatement was a decrease in the income tax provision of $233,000. For the nine months ended January 31, 2009, the effect of this restatement was an increase in the income tax benefit of $545,000.

The following is a summary of the restatement in the statement of assets and liabilities, statements of operations, and statement of changes in net assets as of and for the three and nine months ending January 31, 2009:

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2- RESTATEMENT (CONTINUED)

As of and for the three and nine months ended January 31, 2009 (Continued)

Statement of Assets and Liabilities
	January 31, 2009
	As Originally Filed	As Restated	Change

Investments in securities, at fair value	$4,802,045	$4,315,545	$(486,500)
Receivables	$293,075	$151,421	$(141,654)
Current income tax asset (liability)	$47,000	$(130,000)	$(177,000)
Deferred tax asset (liability)	$(555,000)	$152,000	$(707,000)
Total Assets	$5,156,896	$4,633,742	$(523,154)
Accrued expenses	$-	$147,224	$147,224
Total Liabilities	$1,569,953	$1,292,177	$(277,776)
Net Assets	$3,586,943	$3,341,565	$(245,378)
Equivalent per share value	$0.59	$0.55	$(0.04)

Statement of Operations
	For the Three Months Ending January 31, 2009			For the Nine Months Ending January 31, 2009
	As Originally Filed	As Restated	Change	As Originally Filed	As Restated	Change

Interest income	$3,403	$504	$(2,899)	$11,959	$9,060	$(2,899)
Bad debt expense	$-	$-	$-	$-	$138,755	$138,755
Income (Loss) From Operations	$128,058	$125,159	$(2,899)	$(434,466)	$(576,120)	$(141,654)
Gain (Loss) on disposal of portfolio stock	$(5,425)	$(5,425)	$-	$(241,516)	$(1,142,304)	$(900,788)
Unrealized depreciation on investments	$39,087	$927,587	$888,500	$(2,846,091)	$(2,431,803)	$414,288
Penalties and interest	$76,000	$-	$(76,000)	$76,000	$(86,224)	$(162,224)
Income tax benefit (provision)	$(257,000)	$(24,000)	$233,000	$598,000	$1,143,000	$545,000
Net decrease in net assets resulting from operations	$(25,855)	$1,016,746	$1,042,601	$(2,867,798)	$(3,113,176)	$(245,378)

Statement of Net Assets
	For the Nine Months Ending January 31, 2009
	As Originally Filed	As Restated	Change

Net decrease in net assets resulting from operations	$(2,867,798)	$(3,113,176)	$(245,378)
Total decrease	$(2,012,289)	$(2,257,667)	$(245,378)
Net Assets, End of Period	$3,586,943	$3,341,565	$(245,378)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS

Portfolio companies consist of the following at January 31, 2009:

	Business	% of Portfolio	Number of Shares Held at January 31, 2009		Cost	Value at January 31, 2009	Unrealized Gain / (Loss)
						(Restated)	(Restated)
Affiliated Company Securities (1)
Creative Energy Solutions, Inc. (3)	Develops alternative energy	0.00%	2,000,000	(2)	$1,000,000	$-	$(1,000,000)
	technologies

SIVOO Holdings, Inc.	High speed internet media	0.60%	664,501	(4)	319,725	25,916	(293,809)

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.16%	250,000	(2)	-	7,000	7,000
150,000 warrants expiring November 14, 2011		0.12%	150,000	(2)	-	5,000	5,000
405,000 warrants expiring February 28, 2013		0.37%	405,000	(2)	206,202	16,000	(190,202)

Multi-View Technologies, Inc.	3D graphics imaging	0.46%	2,000,000	(2)	20,000	20,000	-

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	0.02%	500,000	(2)	1,000	1,000	-
Inc. common stock expiring July 28, 2013

Warrant to purchase 1,000,000 shares of Dominion	SBA lending	0.12%	1,000,000	(2)	5,000	5,000	-
Capital Management, Inc. common stock expiring April 2013

Warrant to purchase 500,000 shares of Dominion	SBA lending	0.00%	500,000	(2)	1,000	-	(1,000)
Capital Management, Inc. common stock expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	0.04%	100,000	(2)	1,625	1,625	-

Total Affiliated Company Securities		1.89%			1,554,552	81,541	(1,473,011)

Non-Affiliated Company Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	46.14%	1,000,000	(2)	1,991,000	1,991,000	-
common stock expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	6.26%	500,000	(2)	193,000	270,000	77,000
common stock expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	3.72%	532,448	(4)	309,090	160,726	(148,364)
		7.51%	400,000	(2)	332,400	324,147	(8,253)

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	5.56%	500,000	(2)	348,000	240,000	(108,000)
common stock expiring February 28, 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	11.38%	1,000,000	(2)	112,000	491,000	379,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	3.52%	500,000	(2)	17,000	152,000	135,000
Systems, Inc. common stock expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Content and intellectual	11.38%	1,000,000	(2)	6,000	491,000	485,000
common stock expiring July 2013	property distributor

Warrant to purchase 500,000 shares of MICCO Group	Content and intellectual	2.62%	500,000	(2)	-	113,000	113,000
common stock expiring July 2013	property distributor

Other investments		0.03%			976	1,131	155

Total Non-Affiliated Company Securities		98.11%			3,309,466	4,234,004	924,538

Total Securities		100.00%			$4,864,018	$4,315,545	$(548,473)

(1)

Each portfolio company in which the Company owns 5% or more of the outstanding voting securities is deemed an "affiliated company".

(2)

Restricted shares - illiquid securities; total illiquid securities of $4,127,772 make up 124.42% of total net assets as of January 31, 2009

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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

	Fair Value January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investments in securities
Affiliated companies	$81,541	$47,541	$-	$34,000
Non-affiliated companies	4,234,004	486,004	-	3,748,000

Total Investments in securities	$4,315,545	$533,545	$-	$3,782,000

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2008	$5,384,625

Total gains or losses (realized/unrealized)
included in changes in net assets	(1,602,625)
Purchases, issuance and settlements	-

Ending Balance, January 31, 2009	$3,782,000

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(1,602,625)

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

The income tax benefit for the nine months ended January 31, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 26.8 and 7.6%. The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the changes in the valuation allowance.

The components of deferred tax (assets) liabilities are as follows:

January 31, 2009
(Restated)
Deferred tax asset
Net operating loss	$(55,000)
Deferred charges	(82,700)
Unrealized loss	(218,000)
Capital loss carryforward	(1,184,000)
Stock-based compensation	(314,000)
Amortization of deferred revenue from warrants	1,224,700
Bad debt	(55,000)
Other	(2,000)

Total deferred tax asset	(686,000)

Provision for deferred taxes	534,000

Total deferred tax asset	$(152,000)

At April 30, 2008, the Company had a capital loss carryforward of approximately $2,370,000 which if not used will expire in 2013.

At January 31, 2009, there is a $147,224 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007. In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

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

NOTE 6 – DUE FROM AFFILIATED COMPANIES

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

	January 31, 2009	April 30, 2008
	(Restated)
Non-Affiliated Companies
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar common stock for payment of services per one year contract dated April 2008, valued at $193,000, fair value.	$48,250	$193,000

Lightewave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG common stock for payment of services per one year contract dated February 2008, valued at $332,000, fair value and amortized over the life of the contract.	27,672	276,666

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	-	66,084

Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	-	46,166

iVolution Medical Systems ("IMS")
Received a warrant to purchase 500,000 shares of IMS common stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.	7,791	-

Total Non-Affiliated Companies	83,713	581,916

Affiliated Companies
Multi-View Technologies, Inc. ("MVT")
Received a warrant to purchase 500,000 shares of MVT common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	500	-

Dominion Capital Management Corporation ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC common stock for a payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.	-	5,000

Received a warrant to purchase 500,000 shares of DCMC common stock for payment of services per a three month contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	500	-

Total Affiliated Companies	1,000	5,000

Total Deferred Revenue	$84,713	$586,916

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – DEFERRED REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	For the Nine Months Ended January 31, 2009	For the Nine Months Ended January 31, 2008
	(Restated)		(Restated)
Non-Affiliated Companies
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.	$48,250	$-	$144,750	$-

Lightwave Logic, Inc. ("LWLG")
Received 1,000,000 shares of LWLG common stock for payment of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.	-	145,000	-	435,000

Received a warrant to purchase 500,000 shares of LWLG common stock for payment of services per one year contract dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.	-	87,000	-	261,000

Received a warrant to purchase 400,000 shares of LWLG common stock for payment of services per one year contract dated February 2008, valued at $332,000, fair value and amortized over the life of the contract.	82,998	-	248,994	-

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	-	99,126	66,084	231,294

Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	-	69,249	46,166	161,581

Received 2,500,000 shares of TXEG common stock for payment of services per a one year contract dated July 2008, valued at $175,000, fair valule and amortized over the life of the contract.	131,250	-	175,000	-

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common stock for payment of services per a three month contract dated July 2008, valued at $112,000, fair value and amortized over the life of the contract.	-	-	112,000	-

Received a warrant to purchase 500,000 shares of iVolution common stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.	4,251	-	9,209	-

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common stock for payment of services per a three month contract dated July 2008, valued at $6,000, fair value and amortized over the life of the contract	-	-	6,000	-

Total Non-Affiliated Companies	266,749	400,375	808,203	1,088,875

Affiliated Companies
Extreme Visual Technologis, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment of services per a one year contract dated July 2006, valued at $1,000,000, fair value and amortized over the life of the contract.	-	-	-	197,255

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.	-	-	20,000	-

Received a warrant to purchase 500,000 shares of MVT common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	250	-	500	-

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.	-	-	5,000	-

Received a warrant to purchase 500,000 shares of DCMC common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	250	-	500	-

Total Affiliated Companies	500	-	26,000	197,255

Total Management Services Revenue	$267,249	$400,375	$834,203	$1,286,130

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTE PAYABLE

Notes payable consists of the following:

January 31, 2009

Notes payable. Interest accrued at the
prime rate of interest, 8.25% at January 31, 2009.
Principal and interest are payable on demand. (NOTE 11)	$155,000

Notes payable. Interest accrued at 8% beginning on
November 1, 2008. Principal and interest are payable
on demand (NOTE 11)	297,372

$452,372

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

During the nine months ended January 31, 2009, the Company granted options to purchase 900,000 shares of its common stock at a fair value of $774,718 to its certain executive officers and members of the board of directors.

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

NOTE 11 – CAPITAL STOCK TRANSACTIONS

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

NOTE 13 – FINANCIAL HIGHLIGHTS

January 31, 2009
(Restated)

Per Share Operating Performance
Net asset value, beginning of period	$0.98

Loss from operations, net of taxes	(0.06)
Unrealized depreciation on investment, net of taxes	(0.23)
Gain on property dividend, net of taxes	-
Loss on sale of stock	(0.11)
0.58

Capital share transactions	0.14

Net asset value, end of period	$0.55

Total Return	-43.88%

Average Net Assets as a percentage of:
Expenses	43.14%
Management income	25.96%

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