Form 10-K/A
period 2009-04-30
Universal Capital Management, Inc.
filed 2009-08-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K /A

Amendment No. 1

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

Cover Page (continued)

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

Large Accelerated Filer  ¨    Accelerated Filer  ¨    Non-Accelerated filer  ☒    Smaller reporting company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ¨    No  ☒

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

EXPLANATORY NOTE

This Form 10K/A amends the table “ Security Ownership of Certain Beneficial Owners” in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All other information contained in the original Form 10-K, as filed on August 13, 2009, remains unchanged.

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

Portfolio Securities

The Company’s investments at April 30, 2009, were as follows:

		Approximate
		% of Class	% of	Number of
Common Stock and Warrants - United States	Business	Owned	Portfolio	Shares Held	Fair Value

Affiliated Securities
Multi-View Technologies, Inc. common stock	3D graphics imaging	10.00%	18.83%	2,000,000	$1,000,000

Warrant to purchase 500,000 shares of Multi-View	3D graphics imaging	2.50%	4.61%	500,000	245,000
Technologies, Inc. common stock, expiring July 2013

SIVOO Holdings, Inc. common stock	High speed internet media	2.30%	0.19%	664,501	9,968

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.90%	0.05%	250,000	2,700
150,000 warrants expiring November 14, 2011		0.50%	0.03%	150,000	1,700
405,000 warrants expiring February 28, 2013		1.40%	0.12%	405,000	6,400

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	8.30%	0.10%	1,000,000	5,500
Management common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	4.20%	0.00%	500,000	-
Management common stock, expiring July 2013

BF Acquisition Group V, Inc. common stock	Inactive company	5.26%	0.03%	100,000	1,625

Total Affiliated Securities			23.97%		1,272,893

Non-affiliated Securities
Warrant to purchase 1,000,000 shares of Vystar Corporation	Natural rubber latex products	2.44%	37.49%	1,000,000	1,991,000
common stock, expiring January 2013

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex products	1.22%	5.22%	500,000	277,000
common stock, expiring January 2013

Lightwave Logic, Inc. common stock	Plastics engineering	1.60%	5.82%	738,005	309,262

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	1.10%	3.94%	500,000	209,000
common stock, expiring February 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	5.30%	9.25%	1,000,000	491,000
Group common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	2.60%	2.92%	500,000	155,000
Group common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	4.20%	9.25%	1,000,000	491,000
common stock, expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group	Software solutions provider	2.10%	2.15%	500,000	114,000
common stock, expiring July 2013

Other common stock	Other various investments	0.00%	0.02%		817
Total Non-Affiliated Securities			76.03%		4,038,079

Total Securities			100.00%		$5,310,972

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
		334,706

(a) No underwriter or broker-dealer participated in the sale
(c) Accredited investors (c) All cash proceeds were used to invest in portfolio companies or to pay routine operating expenses

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