Form 10-Q
period 2009-07-31
Universal Capital Management, Inc.
filed 2009-09-11
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The number of shares of the registrant’s Common Stock outstanding as of September 11, 2009 was 6,412,426

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

1

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

1

Item 3

Quantitative and Qualitative Disclosures About Market Risk

6

Item 4.T

Controls and Procedures.

6

PART II – OTHER INFORMATION

Item 6

Exhibits.

7

PART I – FINANCIAL INFORMATION

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending July 31, 2009	At the Year Ending April 30, 2009
TOTAL ASSETS	$5,784,447	$5,497,085
NET ASSETS	$4,323,332	$4,268,861
NET ASSET VALUE PER SHARE	$0.67	$0.67
NET UNREALIZED APPRECIATION ON INVESTMENTS	$1,813,613	$1,559,620

The changes in total assets, net assets and net asset value per share for the three months ending July 31, 2009 were primarily attributable to:

•

Vystar Corporation (“VYSTAR”), average valuation on restricted and unrestricted shares was $2.00 per share at July 31, 2009. During the three months ending July 31, 2009, the Company exercised a warrant to purchase 400,000 shares for $0.01 per share or $4,000. These shares were valued at $800,000 at July 31, 2009. At April 30, 2009, these shares were included in the valuation of our warrants. Our Company’s investment in Vystar warrants were valued at $1,477,000 at July 31, 2009 compared to $2,268,000 at April 30, 2009. This decrease is due to the exercise of warrants that cost $800,000 and a net unrealized depreciation of $9,000 for the three months ending July 31, 2009.

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants were valued at $647,000 at July 31, 2009 compared to $646,000 at April 30, 2009 for an unrealized appreciation of $1,000 for the three months ending July 31, 2009.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares increased from $0.42 to $0.66 per share during the three months ending July 31, 2009. During the three months ending July 31, 2009, our Company sold 292,750 shares for a sales price of $184,485 with a cost of $169,790 for a realized gain of $14,695. We bought 32,022 shares of LWLG common stock for a cost of $25,184 during the three months ending July 31, 2009. Our Company’s investment in LWLG common stock had a net unrealized appreciation of $5,741 for the three months ending July 31, 2009. Our Company’s investment in LWLG warrants were valued at $297,000 at July 31, 2009 compared to $209,000 at April 30, 2009, for a net unrealized appreciation of $88,000 for the three months ending July 31, 2009.

•

Our Company’s investment in MICCO Group (“MG”) warrants were valued at $606,000 at July 31, 2009 compared to $605,000 at April 30, 2009 for an unrealized appreciation of $1,000 for the three months ending July 31, 2009.

•

Multi-View Technologies, Inc. (“MVT”) average valuation on restricted shares remained the same at $0.50 per share for the three months ending July 31, 2009. Our Company’s investment in MVT common stock had a cumulative net unrealized appreciation as of July 31, 2009 of $980,000. Our Company’s investment in MVT warrants were valued at $245,000 at July 31, 2009, which did not change from April 30, 2009.

•

Our Company’s investment in Dominion Capital Management, Inc. (“DCM”) warrants were valued at $6,000 at July 31, 2009 compared to $5,500 at April 30, 2009 for an unrealized appreciation of $500 for the three months ending July 31, 2009.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.02 to $0.01 per share during the three months ending July 31, 2009. Out Company’s investment in SIVOO common stock has a cumulative net unrealized depreciation as of July 31, 2009 of $313,080. Our Company’s investment in SIVOO warrants were valued at $22,000 at July 31, 2009 compared to $10,800 at April 30, 2009 for a net unrealized appreciation of $11,200 for the three months ending July 31, 2009.

•

During the three months ending July 31, 2009, our Company sold 1,220 shares of other investments for a sales price of $795 with a cost of $1,086 for a realized loss of $291.

•

The decrease in cash of $8,106.

•

The decrease in accounts payable and accrued expenses of $34,905.

•

The decrease in net deferred tax liability of $212,000.

•

The increase in current income taxes payable of $237,000.

•

The decrease in deferred revenue and increase in revenue of approximately $4,088, which was earned during the three months ending July 31, 2009 for iVolution ($3,588), MVT ($250) and DCM ($250).

•

The addition to Net Capital of $1,272 which consists of share-based compensation expense.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during any given period.

Our Company had unrealized appreciation on investments of $253,993 for the three months ending July 31, 2009 compared to unrealized depreciation of $1,308,344 for the three months ending July 31, 2008 and unrealized depreciation of $323,709 for the year ending April 30, 2009.

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

At July 31, 2009, $5,423,573 or 94% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $1,813,614. A deferred tax liability on account of unrealized gains has been estimated at approximately $721,000. At July 31, 2009, our Company’s holdings of Vystar Corporation and Multi-View Technologies, Inc. were valued at $2,277,000 and $1,245,000, respectively, which represented in the aggregate approximately 65% of the total Company portfolio at that date. Multi-View Technologies, Inc. is a privately held company. Vystar Corporation recently completed its registration with the Securities and Exchange Commission and FINRA. Vystar Corporation’s valuation was determined by an independent valuation firm. Multi-View Technologies, Inc’s valuation was determined in good faith by our Company’s Board of directors.

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

Three months ending July 31, 2009 compared to the three months ended July 31, 2008

For the three months ending July 31, 2009 our Company had revenue for services in the amount of $4,088 compared to $248,500 for the three months ending July 31, 2008. During the three months ending July 31, 2009, 54% of our Company’s revenue for services was received in the form of equity securities compared to 95% for the three months ending July 31, 2008.

Total operating expenses for the three months ending July 31, 2009 were $192,215, the principal components of which were professional fees of $74,854, consisting primarily of $44,000 for accounting and auditing expense, $19,525 for legal fees and $5,000 for consulting expense, payroll of $61,612 (which includes $1,272 of share based compensation expense), $28,471 of insurance expense, $8,585 of interest expense and $18,218 of other general and administrative expense. By comparison, total operating expenses for the three months ending July 31, 2008 were $419,563, the principal components of which were professional fees of $211,406, payroll of $145,168, insurance of $24,359, interest of $5,009 and other general and administrative expenses of $33,146.

Our Company realized a loss from operations of $215,198 for the three months ending July 31, 2009 compared to a gain from operations of $371,515 for the three months ending July 31, 2008.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $7,325 of cash at July 31, 2009. Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At July 31, 2009, $5,101,925 or 94% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Because there is typically no public market for our interests in the small privately held companies in which we invest, the valuation of the equity interests in that portion of our portfolio is determined in good faith by or under the direction of our Board of Directors, in accordance with our valuation procedures. In the absence of a readily ascertainable market value, the determined value of our portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our statements of operations as "Net increase (decrease) in unrealized appreciation on investments." Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

Item 4.T

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The evaluation revealed to the Company's principal executive officer and financial officer that the Company’s disclosure controls and procedures were not effective due to its inability to allocate a sufficient amount of its capital resources to adequately review its financial statements, which occurred as a result of the Company’s limited cash position during the period covered by this report.

Changes in Internal Control Over Financial Reporting: In our opinion, there were no material changes in our Company's internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Universal Capital Management, Inc.

September 11, 2009	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

September 11, 2009	By:	/s/ Theresa Q. Hoffmann
Theresa Q. Hoffmann, Vice President of Finance
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $3,055,407 and $3,196,799)	$4,142,303	$4,038,079
Affiliate investments (cost: $554,552 and $554,552)	1,281,270	1,272,893
Total Investments	5,423,573	5,310,972

Cash and cash equivalents	7,325	15,431
Receivables
Notes receivable – non-affiliates (net of allowance: $123,755 and $123,755)	-	-
Note receivable – affiliates	29,510	29,005
Accounts receivable – non-affiliates (net of allowance: $15,000 and $15,000)	10,580	7,385
Due from affiliates	124,778	123,720
Total Receivables	164,868	160,110

Prepaid expenses	4,576	4,992
Property and equipment, net	4,005	4,480
Deferred income tax	179,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$5,784,447	$5,497,085

LIABILITIES
LIABILITIES
Accounts payable	$338,567	$370,472
Accrued expenses	144,224	147,224
Current income taxes payable	375,000	139,000
Advances from shareholders	6,000	6,000
Notes payable	116,000	24,177
Note payable, related party	375,372	375,372
Accrued interest	85,475	116,087
Accrued interest, related party	20,477	12,804
	1,461,115	1,191,136
Deferred revenue
Non-affiliates	-	3,588
Affiliates	-	500
Total Deferred Revenue	-	4,088

Deferred income taxes	-	33,000

TOTAL LIABILITIES	1,461,115	1,228,224

CONTINGENCIES (NOTE 10)	-	-

NET ASSETS	$4,323,332	$4,268,861

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
July 31, 2009 and April 30, 2009	$6,412	$6,412
Additional paid-in capital	6,058,636	6,057,364
Accumulated income
Accumulated net operating income	1,403,219	1,618,417
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(4,853,876)	(4,868,280)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	1,813,613	1,559,620

Net Assets	$4,323,332	$4,268,861

Equivalent per share value based on 6,412,426 shares of capital stock
outstanding as of July 31, 2009 and April 30, 2009	$0.67	$0.67

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING JULY 31, 2009 AND 2008

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2009	July 31, 2008

INCOME
Management services
Non-affililiates	$3,588	$243,500
Affiliates	500	5,000
Total Management Services	4,088	248,500

Interest income	504	5,153
Accounting services
Non-affililiates	-	9,000
Affiliates	3,000	-
Total Accounting Services	3,000	9,000

	7,592	262,653

COST AND EXPENSE
Salaries and wages	61,612	145,168
Professional fees	74,854	211,406
Insurance	28,471	24,359
Interest expense	8,585	5,009
General and administrative	18,218	33,146
Depreciation	475	475
	192,215	419,563

Income (loss) before income taxes and interest	(184,623)	(156,910)

Income tax benefit (provision)	(24,000)	535,000
Interest expense	(6,575)	(6,575)

NET INCOME (LOSS) FROM OPERATIONS	(215,198)	371,515

Net realized and unrealized gains (losses):
Gain on disposal of portfolio stock	14,404	51,545
Unrealized appreciation (depreciation) on investments	253,993	(1,308,344)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$53,199	$(885,284)

Net increase (decrease) in net assets from operations per share:
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)

Weighted average shares:
Basic	6,412,426	5,861,511
Diluted	6,412,426	5,861,511

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING JULY 31, 2009 AND 2008

(UNAUDITED)

	For the Three Months Ending July 31, 2009	For the Three Months Ending July 31, 2008

Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$53,199	$(885,284)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	(25,484)	-
Exercise of warrant to purchase common stock	(4,000)	-
Gain on sale of portfolio stock	(14,404)	(51,545)
Proceeds from sale of portfolio stock	185,280	208,364
Investment securities received in exchange for management services	(4,088)	(248,500)
Depreciation expense	475	475
Stock based compensation expense	1,272	87,648
Net unrealized (appreciation) depreciation on investments	(253,993)	1,308,344
Deferred income taxes	(212,000)	(511,000)
Current income taxes	236,000	(29,000)
(Increase) decrease in assets
Notes receivable - non-affiliates	-	(4,648)
Notes receivable – affiliates	(505)	(505)
Accounts Receivable – non-affiliates	(3,195)	8,363
Accounts Receivable – affiliates	-	(834)
Due from affiliates	(1,058)	-
Due from non-affiliates	-	200
Prepaid expenses	416	5,671
Increase (decrease) in liabilities
Accounts payable	(31,905)	9,253
Accrued expenses	(3,000)	-
Accrued interest	(30,612)	2,910
Accrued interest, related party	7,673	-

Net cash used in operating activities	(99,929)	(100,088)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	116,000	-
Repayment of debt	(24,177)	(70,000)
Proceeds from issuance of common stock	-	157,500

Net cash provided by financing activities	91,823	87,500

Net Increase (Decrease) in Cash and Cash Equivalents	(8,106)	(12,588)

Cash and Cash Equivalents – Beginning of Period	15,431	20,779

Cash and Cash Equivalents – End of Period	$7,325	$8,191

Supplemental Disclosure of Cash Flows

Cash Paid for Income Taxes	$-	$10,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Securities received in exchange for deferred revenue	$-	$332,000

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE THREE MONTHS ENDING JULY 31, 2009 AND 2008

 (UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2009	July 31, 2008

Changes in Net Assets from Operations:
Net income (loss) from operations	$(215,198)	$371,515
Gain on disposal of portfolio stock	14,404	51,545
Change in unrealized appreciation (depreciation) of investments	253,993	(1,308,344)
Net increase (decrease) in net assets from operations	53,199	(885,284)

Distributions to Stockholders:
From net income (loss) from operations	-	-

Capital Stock Transactions:
Issuance of common stock	-	157,500
Share-based compensation expense	1,272	87,648
Net increase (decrease) in net assets from stock transactions	1,272	245,148

Net Increase (Decrease) in Net Assets	54,471	(640,136)

Net Assets, Beginning of Period	4,268,861	5,599,232

Net Assets, End of Period	$4,323,332	$4,959,096

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

FOR THE THREE MONTHS ENDING JULY 31, 2009 AND 2008

(UNAUDITED)

	July 31, 2009	July 31, 2008

PER SHARE INFORMATION

Net asset value, beginning of period	$0.67	$0.98

Net income (loss) from operations, net of taxes (1)	(0.02)	0.04
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, net of taxes (2)	0.02	(0.22)
Net increase from stock transactions (1)	-	0.04
Distribution to shareholders from net income (loss) from operations	-	-
	-	(0.14)

Net asset value, end of period	$0.67	$0.84

Per share market value, end of period	$0.42	$0.96

Investment return, based on net asset value at end of period	0.00%	-14.29%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$4,323,332	$4,959,096

Ratio of expenses to average net assets	17.90%	31.71%
Ratio of net income (loss) from operations to average net assets	-20.04%	28.08%

Diluted weighted average number of shares outstanding during the period	6,412,426	5,861,511

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
(2)

Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented.  This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JULY 31, 2009

(UNAUDITED)

				Number of
		Date of	% of	Units Held			Value at	% of
	Business	Acquisition	Portfolio	at July 31, 2009		Cost	July 31, 2009	Net Assets
Affiliate Investments (1)
Multi-View Technologies, Inc. (privately held)	3D graphics imaging	Jul-08	18.45%	2,000,000	(4)	$20,000	$1,000,000	23.14%

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	Jul-08	4.52%	500,000	(4)	1,000	245,000	5.67%
Inc. (privately held) common stock expiring July 2013

SIVOO Holdings, Inc.	High speed internet media	Dec-05 to Nov-06	0.12%	664,501	(3)	319,725	6,645	0.15%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		Apr-06	0.11%	250,000	(4)	-	6,000	0.14%
150,000 warrants expiring November 14, 2011		Nov-06	0.07%	150,000	(4)	-	4,000	0.09%
405,000 warrants expiring February 28, 2013		Feb-08	0.22%	405,000	(4)	206,202	12,000	0.28%

Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	Jul-08	0.11%	1,000,000	(4)	5,000	6,000	0.14%
Management (privately held) common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	Jul-08	0.00%	500,000	(4)	1,000	-	0.00%
Management (privately held) common stock, expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	Apr-05	0.03%	100,000	(4)	1,625	1,625	0.04%

	Total Investments in Affiliates		23.63%			554,552	1,281,270	29.65%
Non-Affiliate Investments (2)
Vystar Corporation	Natural rubber latex products	May-09	14.75%	400,000	(4)	800,000	800,000	18.50%

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex	Apr-08	22.03%	600,000	(4)	1,195,000	1,195,000	27.64%
common stock, expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	Jul-08	5.20%	500,000	(4)	193,000	282,000	6.52%
common stock, expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	Feb-07 to Jan-09	5.81%	477,277	(3)	384,107	315,003	7.29%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	5.48%	500,000	(4)	348,000	297,000	6.87%
Inc. common stock, expiring February 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	9.04%	1,000,000	(4)	112,000	491,000	11.35%
Systems, Inc. (privately held) common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	2.88%	500,000	(4)	17,000	156,000	3.60%
Systems, Inc. (privately held) common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	Jul-08	9.05%	1,000,000	(4)	6,000	491,000	11.36%
(privately held) common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	2.12%	500,000	(4)	-	115,000	2.66%
(privately held) common stock expiring July 2013

Other	Various	May-09	0.01%	3,000	(4)	300	300	0.01%
	Total Investments in Non-Affiliates		76.37%			3,055,407	4,142,303	95.80%

	Total Investments		100.00%			$3,609,959	$5,423,573	125.45%

	Cash and other assets, less liabilities						(1,100,241)	-25.45%

	Net assets at July 31, 2009						$4,323,332	100.00%

Notes to Schedule of Investments:
	-	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the Pink Sheets, OTC Bulletin Board or listed on other similar markets

	-	The above investments, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

	-	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors.

(1).	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities

(2).	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities

(3)	Unrestricted shares - liquid securities

(4)	Restricted shares - illiquid securities; total illiquid securities of $5,101,925 make up 117.60% of total net assets as of July 31 2009

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2009

				Number of Units Held at April 30, 2009
		Date of Acquisition	% of Portfolio				Value at April 30, 2009	% of Net Assets
	Business					Cost
Affiliate Investments (1)
Multi-View Technologies, Inc. (privately held)	3D graphics imaging	Jul-08	18.84%	2,000,000	(4)	20,000	1,000,000	23.43%

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	Jul-08	4.61%	500,000	(4)	1,000	245,000	5.74%
Inc. (privately held) common stock expiring July 2013

SIVOO Holdings, Inc.	High speed internet media	Dec-05 to Nov-06	0.19%	664,501	(3)	319,725	9,968	0.23%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		Apr-06	0.05%	250,000	(4)	-	2,700	0.06%
150,000 warrants expiring November 14, 2011		Nov-06	0.03%	150,000	(4)	-	1,700	0.04%
405,000 warrants expiring February 28, 2013		Feb-08	0.12%	405,000	(4)	206,202	6,400	0.15%

Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	Jul-08	0.10%	1,000,000	(4)	5,000	5,500	0.13%
Management (privately held) common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	Jul-08	0.00%	500,000	(4)	1,000	-	0.00%
Management (privately held) common stock, expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	Apr-05	0.03%	100,000	(4)	1,625	1,625	0.04%

	Total Investments in Affiliates		23.97%			554,552	1,272,893	29.82%
Non-Affiliate Investments (2)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	Apr-08	37.47%	1,000,000	(4)	$ 1,991,000	$1,991,000	46.63%
common stock, expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	Jul-08	5.21%	500,000	(4)	193,000	277,000	6.49%
common stock, expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	Feb-07	2.67%	338,005	(3)	196,313	141,624	3.32%
		Jan-09	3.16%	400,000	(4)	332,400	167,638	3.93%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	3.94%	500,000	(4)	348,000	209,000	4.90%
Inc. common stock, expiring February 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	9.24%	1,000,000	(4)	112,000	491,000	11.50%
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	2.92%	500,000	(4)	17,000	155,000	3.63%
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	9.25%	1,000,000	(4)	6,000	491,000	11.50%
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	2.15%	500,000	(4)	-	114,000	2.67%
common stock expiring July 2013

Other	Various	May-09	0.02%			1,086	817	0.02%
	Total Investments in Non-Affiliates		76.03%			3,196,799	4,038,079	94.59%

	Total Investments		100.00%			$3,751,351	$5,310,972	124.41%

	Cash and other assets, less liabilities						(1,042,111)	-24.41%

	Net assets at April 30, 2009						$4,268,861	100.00%

Notes to Schedule of Investments:
-	--	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the Pink Sheets, OTC Bulletin Board or listed on other similar markets

-	-	The above investments, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

-	-	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors.

(1).	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities

(2).	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities

(3)	Unrestricted shares - liquid securities

(4)	Restricted shares - illiquid securities; total illiquid securities of $5,159,380 make up 120.90% of total net assets as of April 30, 2009

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

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

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as filed with the Securities and Exchange Commission.  The interim operating results for the three months ending July 31, 2009 are not necessarily indicative of operating results expected for the full year.

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock.  Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer's voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock.  Investments - other than securities represent all investments other than in securities of the issuer.

Security Valuations

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value.  If at our reporting date, readily determinable fair values do not exist for our investments, such as restricted securities and other securities (small, privately-held companies), the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process.  Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material.  Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Security Valuations (Continued)

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At July 31, 2009 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $123,755 as of July 31, 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock.  Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is not the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts was approximately $15,000 and $0 as of July 31, 2009 and 2008, respectively.

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value.  Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock.  Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

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

Revenue Recognition

Management Services

The Company recognizes management services revenue in accordance with EITF 00-8, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.  The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock.  The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation.  The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services.  Revenue is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.

Accounting Services

The Company provides accounting and other administrative services to its portfolio companies.  Upon entering into a contact with the portfolio company, the Company provides services as defined in the contract and revenue is recognized as incurred or as otherwise stated in the contract.

Interest Income

The Company loans monies to its portfolio companies from time to time.  These loans, which are evidenced by a note, are subject to interest accrued on a monthly basis.  This interest income is recognized when accrued.

Income Taxes

Deferred tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred income taxes arise principally from the recognition of unrealized gains or losses from appreciation or depreciation in investment value for financial statements purposes, while for income tax purposes, gains or losses are only recognized when realized (disposition).  When unrealized gains and losses result in a net unrealized loss, provision is made for a deferred tax asset.  When unrealized gains and losses result in a net unrealized gain, provision is made for a deferred tax liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable to refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Realized Gains or Losses and Net Changes in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized.  The original cost basis of the securities we receive in connection with our management services is equal to the amount of revenue we recognize upon receipt of such securities.  Net realized gains or losses are recognized as other income on the Company’s statement of operations for the period.

Net change in unrealized appreciation or depreciation of investments reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Net change in unrealized appreciation or depreciation are recognized as other income on the Company’s statement of operations for the period.

Recoverability of Long Lived Assets

The Company follows SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”).  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the estimated fair market value.

Reclassifications

Certain reclassifications were made to the July 31, 2008 financial statements in order to conform to the July 31, 2009 financial statement presentation.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

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

JULY 31, 2009

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In June 2008, the FASB issued EITF Issue No. 07-5, EITF 07-Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. There was no impact to the Company of EITF Issue No. 07-5 on its financial statements and footnote disclosure.

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

NOTE 2 – INVESTMENTS

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 2 – INVESTMENTS (CONTINUED)

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2009	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliated companies	$1,281,270	$6,645	$-	$1,274,625
Non-affiliated companies	4,142,303	315,303	-	3,827,000

Total Investments in securities	$5,423,573	$321,948	$-	$5,101,625

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2009	$4,990,925

Total gains or losses (realized/unrealized)
included in changes in net assets	110,700
Purchases, issuance and settlements	-

Ending Balance, July 31, 2009	$5,101,625

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$110,700

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with SFAS 109.

Under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the unrecognized tax provisions consisting of interest and penalties at April 30, 2009 was $78,900.  The change in unrecognized tax provisions during the three months ending July 31, 2009 amounted to $6,575 and the accrual at July 31, 2009 amounted to $85,475.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

The income tax benefit for the three months ending July 31, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 34.0% and 8.75%.  The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the changes in the valuation allowance.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 3 – INCOME TAXES (CONTINUED)

The components of deferred tax (assets) liabilities are as follows:

July 31, 2009

Deferred tax (asset) liability
Deferred charges	$(79,000)
Net operating loss	(114,000)
Unrealized gains	721,000
Capital loss carryforward	(1,461,000)
Stock-based compensation	(124,000)
Amortization of deferred revenue from warrants	935,000
Bad debt	(56,000)
Other	(1,000)

Total deferred tax (asset) liability	$(179,000)

At April 30, 2009, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2014.

At July 31, 2009, there is a $144,224 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	July 31, 2009	April 30, 2009

Notes Receivable - non-affiliated companies
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778.
These notes bear interest at 8% per year up through August 31, 2007 at which time the Company demanded payment. No payment was received and the notes then began to bear interest at 10%. The Company filed a lawsuit in August 2008 against SP&S demanding payment. SP&S
responded in September 2008 to the lawsuit and in October 2008, the
Company requested for production of documents which it has not
received. SP&S filed for bankruptcy in May 2009.	$123,755	$123,755

Allowance for bad debt	(123,755)	(123,755)

Notes Receivable- non-affiliated companies	$-	$-

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8%
per year beginning on May 1, 2007. This note is payable upon demand.	$29,510	$29,005

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 5 – DUE FROM AFFILIATED COMPANIES

	July 31, 2009	April 30, 2009

BF Acquisition Group V, Inc.	$52,987	$52,987
Dominion Capital Management Corporation	53,813	53,813
SIVOO Holdings	3,500	3,500
Multi-View Technologies	14,420	13,420
Incredible 3D, Inc.	58	-

Total Due from Affiliated Companies	$124,778	$123,720

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

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

	July 31, 2009	April 30, 2009

Non-Affiliates
iVolution Medical Systmens, Inc. ("IMS")	$-	$3,588
Received a warrant to purchase 500,000 shares of IMS
common stock for payment of services per one year contract
dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	-	3,588

Affiliates
Multi-View Technologies, Inc. ("MVT")
Received a warrant to purchase 500,000 shares of MVT	$-	$250
common stock for payment of services per one year contract
dated July 2008, valued at $1,000, fair value and amortized
over the life of the contract

Dominion Capital Management Corporation ("DCMC")	-	250
Received a warrant to purchase 1,000,000 shares of
Dominion Capital Management Corporation common stock
for payment of services per a three month contract dated
April 30, 2008, valued at $5,000, fair value and amortized
over the life of the contract.

Total Affiliates	-	500

Total Deferred Revenue	$-	$4,088

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	Fpr the Three
	Months Ending	Months Ending
	July 31, 2009	July 31, 2008
Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	$-	$48,250
Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.

Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	-	83,000
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 500,000 shares of iVolution common	3,588	-
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	66,084
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	46,166
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.
Total Non-Affiliates	$3,588	$243,500

Affiliates
Multi-View Technologies ("MVT")
Received a warrant to purchase 500,000 shares of MVT common	250	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	5,000
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	250	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.
Total Affiliates	$500	$5,000

Total Management Services Revenue	$4,088	$248,500

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2009	April 30, 2009

Notes payable
Notes payable. Interest accrued at the prime rate of interest,
6% at April 30, 2009. Principal and interest are payable
on demand. (NOTE 7)	$-	$24,177

Promissory notes payable. Interest accrued at 5.0% per
annum. Interest will be waived upon conversion of note by
note holder into $1.00 shares of Vystar common stock.
Principal and interest due September 30, 2009. (NOTE 11)	116,000	-

Notes payable	$116,000	$24,177

Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand.	$375,372	$375,372

NOTE 8 – ADVANCES FROM SHAREHOLDER

Amount represents advances from shareholder to cover operating expenses.  There are no stated interest rate or repayment terms.

NOTE 9 – STOCK BASED COMPENSATION

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the three months ended July 31, 2009, with the following assumptions: no dividend yield, expected volatility of 126%, risk-free interest rate of 3.27% and expected option life of ten years.

As of July 31, 2009, there was approximately $11,450 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

The following tables summarize all stock option activity of the Company since April 30, 2009:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2009	750,000	$0.20 - $0.87	$0.29

No activity	-	$ -	$-

Outstanding, July 31, 2009	750,000	$0.20 - $0.87	$0.29

Exercisable, July 31, 2009	715,000	$0.20 - $0.87	$0.29

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at July 31, 2009	Contractual Life	Currently Exercisable

$0.20- $0.87	715,000	9.5 years	$ 0.29

NOTE 10 – CONTINGENCIES

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2009

NOTE 10 – CONTINGENCIES (CONTINUED)

In March 2009, the Plaintiffs and the Company agreed to settle the Notes over a four month payment.  The Company made a $100,000 payment in March 2009 and two additional payments of $30,823 in each April and May 2009.  The final payment of $30,823 was made in June 2009, which was a complete settlement of all interest and principle.

NOTE 11 – SUBSEQUENT EVENTS

On August 31, 2009, $116,000 of promissory notes were due but not paid.  In September 2009, the promissory note holders agreed to extend the due date and the conversion option to September 30, 2009.