Form 10-Q
period 2009-10-31
Universal Capital Management, Inc.
filed 2009-12-21
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1568059
State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2601 Annand Drive
Suite 16
Wilmington, DE	______19808____
(Address of principal executive offices)	(Zip Code)
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

The number of shares of the registrant’s Common Stock outstanding as of December 21, 2009 was 6,412,426

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures	7

	PART II - OTHER INFORMATION

Item 6.	Exhibits	9

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

The following discussion is qualified by reference to, and should be read in conjunction with our Company’s unaudited financial statements and the notes thereto.

Our Company is a non-diversified, close-ended management investment company that has elected to be treated as a business development company (BDC) under the 1940 Act.  Our primary business objective is to generate both current income and capital appreciation primarily through equity and debt instruments by investing in emerging growth companies  Our Company assists these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth.

Our Company’s primary investment objective is to increase its net assets by adding value to our portfolio companies and thus, increasing our stock value. In order to achieve this objective, we focus on investments in companies that are most likely to benefit from our management's expertise in finance, strategic planning, operations, and technology.

The income that our Company derives from investments in portfolio companies consists of management fees (which are generally non-cash), accounting fees, proceeds from the sale of these investments, interest income, and appreciation (net of depreciation) in the values of portfolio companies.

Our Company’s success depends on us investing in more companies that appreciate in value rather than companies that depreciate in value. We cannot assure you that our Company will be successful in doing so.

Pursuant to the requirements of the Investment Company Act of 1940, as amended (“1940 Act”), our Board of Directors, the majority of which are independent directors, is responsible for determining in good faith the fair value of the securities and assets held by our Company for which market quotations are not readily available. In making its determination, our Board of Directors may consider valuation appraisals provided by Company’s management and possibly independent financial experts.  Our Company expects to pay a professional fee each time such an independent valuation is provided.  With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending October 31, 2009	At the Year Ending April 30, 2009
TOTAL ASSETS	$4,613,126	$5,497,085
NET ASSETS	$3,500,248	$4,268,861
NET ASSET VALUE PER SHARE	$0.55	$0.67
NET UNREALIZED APPRECIATION ON INVESTMENTS	$725,426	$1,559,620

The changes in total assets, net assets and net asset value per share for the six months ending October 31, 2009 were primarily attributable to:

•

Vystar Corporation (“VYSTAR”), average valuation on restricted and unrestricted shares was $2.00 per share at October 31, 2009.  During the six months ending October 31, 2009, the Company exercised a warrant to purchase 400,000 shares for $0.01 per share or $4,000. At April 30, 2009, these shares were included in the valuation of our warrants.   During the six months ending October 31, 2009, the Company issued promissory notes in the amount of $106,000 that were settled with 106,000 shares of Vystar Corporation common stock.  Our Company’s investment in Vystar common stock was $588,000 at October 31, 2009, with no unrealized appreciation or depreciation for the six months then ending.  Our Company’s investment in Vystar warrants were valued at $1,469,000 at October 31, 2009 compared to $2,268,000 at April 30, 2009.  This decrease is due to the exercise of warrants that cost $800,000 and a net unrealized appreciation of $1,000 for the six months ending October 31, 2009.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares increased from $0.42 to $1.90 per share during the six months ending October 31, 2009.  During the six months ending October 31, 2009, our Company sold 653,875 shares for a sales price of $425,594 with a cost of $458,475 for a realized loss of $32,881.  We bought 32,022 shares of LWLG common stock for a cost of $25,184 during the six months ending October 31, 2009.  Our Company’s investment in LWLG common stock was $240,183 at October 31, 2009 and had a net unrealized appreciation of $130,154 for the six months ending October 31, 2009.  Our Company’s investment in LWLG warrants were valued at $875,000 at October 31, 2009 compared to $209,000 at April 30, 2009, for a net unrealized appreciation of $666,000 for the six months ending October 31, 2009.

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants were valued at $646,000 at October 31, 2009 and April 30, 2009.

•

Innovation Industries (“Innovation”) investments were valued at $10,000 at October 31, 2009.  During the six months ended October 31, 2009, the Company loaned Innovation $10,000 in exchange for a promissory note and profit sharing of future revenue.  The Company also entered into a two (2) year contract to provide management services to Innovation for $500,000.  In addition to the monthly fee, UCM will get a 5% profit share in the future revenue of the product Innovation is producing.

•

Our Company’s investment in MICCO Group (“MG”) warrants were valued at $4,600 at October 31, 2009 compared to $605,000 at April 30, 2009 for an unrealized depreciation of $600,400 for the six months ending October 31, 2009.

•

Our Company’s investment in Dominion Capital Management, Inc.  (“DCM”) warrants were valued at $3,600 at October 31, 2009 compared to $5,500 at April 30, 2009 for an unrealized depreciation of $1,900 for the six months ending October 31, 2009.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.02 to $0.00 per share during the six months ending October 31, 2009.  In October 2009, the Company received a warrant to purchase 4% of the fully diluted outstanding common stock upon its exercise in exchange for management services relating to identifying and possibly implementing strategic alternatives.  Our Company’s investment in SIVOO common stock has a cumulative net unrealized depreciation as of October 31, 2009 of $319,725.  Our Company’s investment in SIVOO warrants were valued at $0 at October 31, 2009 compared to $10,800 at April 30, 2009 for a net unrealized depreciation of $10,800 for the six months ending October 31, 2009.

•

Multi-View Technologies, Inc. (“MVT”) average valuation on restricted shares decrease from $0.50 to $0.00 during the six months ending October 31, 2009.  The company was dissolved in December 2009.  The cost of $21,000 of this investment was written off during the six months ending October 31, 2009, for a net realized loss of $21,000.

•

During the six months ending October 31, 2009, our Company sold 1,220 shares of other investments for a sales price of $795 with a cost of $1,086 for a realized loss of $291.

•

The decrease in cash of $3,902.

•

The decrease in accounts payable and accrued expenses of $91,998.

•

The increase in net deferred tax liability of $603,000.

•

The increase in current income taxes payable of $55,000.

•

The decrease in deferred revenue of $4,088, which consists mainly of revenue recognized on management contracts ($2,588 for iVolution, $250 for MVT and $250 for DCM) which was earned during the six months ending October 31, 2009.

•

The addition to Net Capital of $2,544 which consists of share-based compensation expense.

Our Company’s unrealized appreciation (depreciation) can change significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, the addition of new portfolio companies, and the acquisition and sale of shares during any given period.

Our Company had unrealized depreciation on investments of $1,088,187 and $834,194 for the three and six months ending October 31, 2009 compared to unrealized depreciation of $2,051,047 and $3,359,391 for the three and six months ending October 31, 2008 and unrealized depreciation of $323,709 for the year ending April 30, 2009.

Our Company’s financial condition is dependent on a number of factors including the ability of each portfolio company to achieve its respective strategies and goals with our Company’s help.  Our Company has invested a substantial portion of its time and assets in development stage or start-up companies.  Because these businesses are, unproven, small companies that may lack management depth, may be dependent on new or commercially unproven technologies, and may have no operating history, they are high risk investments, but could yield high returns.

At October 31, 2009, $3,838,308 or 83% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $834,194. A deferred tax liability on account of unrealized gains has been estimated at approximately $288,000.  At October 31, 2009, our Company’s holdings of Vystar Corporation and Lightwave Logic, Inc. were valued at $2,017,000 and $1,115,183, respectively, which represented in the aggregate approximately 82% of the total Company portfolio at that date. Vystar Corporation recently completed its registration with the Securities and Exchange Commission and FINRA and began trading in December 2009 under the symbol VYST.OB.  Vystar Corporation’s valuation was determined by an independent valuation firm.  Lightwave Logic, Inc. trades under the symbol LWLG.OB.

Our Company currently has several liquid investments that it could liquidate if necessary.  The remaining portfolio companies are at early stages of their business development, and do not have a market for the securities of these portfolio companies, our Company may find it difficult to liquidate any of these investments in the near future. See “Liquidity and Capital Resources” below.

Results of Operations

Our Company’s unaudited financial statements have been prepared in conformity with the United States generally accepted accounting principles.  On this basis, the principal measure of an investment company's financial performance during a time period is the net change in net assets during such period. Such change results from (i) income from operations, net of operating expenses, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation or depreciation on investments.

The Company recognizes it’s management revenue through a management service contract with a portfolio company to provide services in exchange for equity in that portfolio company.  These services are non-cash and are generally for a one-year term, but can be extended with both parties in agreement.  It is not uncommon for a contract to expire, but for the Company to continue to provide services until a goal is reached.  Each contract renewal is examined on an individual basis.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include depreciation, investor relations and other overhead costs.

Three months ending October 31, 2009 compared to the three months ended October 31, 2008

For the three months ending October 31, 2009 our Company’s management contracts with its portfolio companies were expired, so there was no revenue for services compared to $318,456 for the three months ending October 31, 2008. During the three months ending October 31, 2009, our Company had 0% of revenue in the form of securities and approximately 96% of the Company’s revenue was in the form of securities for the three months ending October 31, 2008.

Total operating expenses for the three months ending October 31, 2009 were $189,222, the principal components of which were professional fees of $43,074, consisting primarily of $16,628 for investor relations expense, $20,000 for consulting expense, $7,199 for accounting and auditing expense, payroll of $53,834 (which includes $1,272 of share based compensation expense), $33,514 of bad debt expense, $25,002 of insurance expense, $7,697 of interest expense and $25,626 of other general and administrative expense. By comparison, total operating expenses for the three months ending October 31, 2008 were $874,675, the principal components of which were professional fees of $121,436, payroll of $556,505, bad debt expense of $138,755, insurance of $24,130, interest of $4,432 and other general and administrative expenses of $28,942.

Our Company realized a gain from operations of $438,407 for the three months ending October 31, 2009 compared to a loss from operations of $4,615 for the three months ending October 31, 2008.

Six months ending October 31, 2009 compared to the six months ended October 31, 2008

For the six months ending October 31, 2009 our Company’s management contracts with its portfolio companies were expired, so there was only $4,088 in revenue for services compared to $566,956 for the six months ending October 31, 2008. During the six months ending October 31, 2009, approximately 50% of the Company’s revenue was in the form of securities and approximately 96% of the Company’s revenue was in the form of securities for the six months ending October 31, 2008.

Total operating expenses for the six months ending October 31, 2009 were $381,437, the principal components of which were professional fees of $117,928, consisting primarily of $19,634 for investor relations expense, $20,000 for consulting expense, $51,199 for accounting and auditing expense and $21,183 in legal expense, payroll of $115,446 (which includes $2,544 of share based compensation expense), $33,514 of bad debt expense, $53,473 of insurance expense, $16,282 of interest expense and $43,844 of other general and administrative expense. By comparison, total operating expenses for the six months ending October 31, 2008 were $1,294,789, the principal components of which were professional fees of $334,070, payroll of $701,673, bad debt expense of $138,755, insurance of $48,488, interest of $9,441 and other general and administrative expenses of $61,412.

Our Company realized a gain from operations of $223,209 for the six months ending October 31, 2009 compared to a gain from operations of $366,349 for the six months ending October 31, 2008.

Liquidity and Capital Resources

From inception, our Company has relied upon the liquidation of our investments for liquidity, which is our business model, and relied upon equity capital raises or borrowed funds to invest in our portfolio companies  Our Company had $11,529 of cash at October 31, 2009.  In the future, payment of operating expenses and cash with which to make investments will similarly have to come from liquidating our investments, future revenue streams, equity capital to be raised from investors or from borrowed funds.  There is no assurance that our Company will be successful in liquidating our investments, raising such additional equity capital, generating revenue streams or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate.  Any disposition of our investments may have to be made at inopportune times, which may have a material adverse affect on our overall revenue.  Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At October 31, 2009, $3,548,125 or 92% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.  In December 2009, another of the Company’s portfolio companies began trading on the bulletin board and is now considered a liquid investment.

Contractual Obligations

Management Agreement - On October, 31, 2009, our Company entered into a management agreement with Innovation Industries for a fee of $500,000 over the next 24 months, which is a part of a net profit sharing of 5% of future revenue of its GetaGrip™ product.  We are assisting Innovation to bring the GetaGrip™ product .to the market.  Innovation has been raising capital through promissory notes at $100,000 increments for one point or one percent (1%) of net profits.  We anticipate the revenue generated from this agreement will be sufficient for payment of operating expenses, provide the company with cash to make additional investments and expand into new geographical areas.  Should this product not succeed, we would be entitled to the $500,000 base fee from Innovation.

Management Agreement - In October 2009, the Company entered into a letter of understanding with SIVOO Holdings, Inc. for 120 days for the general purpose of identifying and possibly implementing strategic alternative.  The compensation received was a warrant to purchase 4% of the fully-dilutive outstanding common shares at $0.001 per share of SIVOO at the time of the exercise.

Critical Accounting Estimates

Valuation

The 1940 Act requires periodic valuation of each investment in our Company’s portfolio to determine our Company’s net asset value. Under the 1940 Act, unrestricted securities with readily available market quotations are to be valued at the current market value; all other assets must be valued at “fair value” as determined in good faith by or under the direction of the Board of Directors, the majority of which are independent directors.

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

10.1

Innovation Industries Management Agreement

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

December 21, 2009

By:  /s/ Michael D. Queen

Michael D. Queen, CEO

Principal Executive Officer

December 21, 2009

By:  /s/ Theresa Q. Hoffmann

Theresa Q. Hoffmann, Vice President of Finance

Principal Financial Officer

[APPENDIX]

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2009 AND 2008

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $2,789,329 and $2,579,329)	$3,833,083	$4,038,079
Affiliate investments (cost: $533,552 and $554,552)	5,225	1,272,893
Total Investments	3,838,308	5,310,972

Cash and cash equivalents	11,529	15,431
Receivables
Notes receivable - non-affiliates (net of allowance: $123,755 and $123,755)	-	-
Note receivable - affiliates (net of allowance: $30,014 and $0)	-	29,005
Accounts receivable - non-affiliates (net of allowance: $15,000 and $15,000)	10,580	7,385
Due from non-affiliates	1,069	-
Due from affiliates (net of allowance: $3,500 and $0)	172,123	123,720
Total Receivables	183,772	160,110

Prepaid expenses	4,887	4,992
Property and equipment, net	3,530	4,480
Deferred income tax	570,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$4,613,126	$5,497,085

LIABILITIES
LIABILITIES
Accounts payable	$345,174	$370,472
Accrued expenses	80,524	147,224
Current income taxes payable	194,000	139,000
Advances from shareholders	6,000	6,000
Notes payable	-	24,177
Note payable, related parties	367,372	375,372
Accrued interest	92,050	116,087
Accrued interest, related parties	27,758	12,804
	1,112,878	1,191,136
Deferred revenue
Non-affiliates	-	3,588
Affiliates	-	500
Total Deferred Revenue	-	4,088

Deferred income taxes	-	33,000

TOTAL LIABILITIES	1,112,878	1,228,224

CONTINGENCIES (NOTE 11)

NET ASSETS	$3,500,248	$4,268,861

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
October 31, 2009 and April 30, 2009	$6,412	$6,412
Additional paid-in capital	6,059,908	6,057,364
Accumulated income
Accumulated net operating income	1,841,626	1,618,417
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,028,452)	(4,868,280)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	725,426	1,559,620

Net Assets	$3,500,248	$4,268,861

Equivalent per share value based on 6,412,426 shares of capital stock
outstanding as of October 31, 2009 and April 30, 2009	$0.55	$0.67

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING OCTOBER 31, 2009 AND 2008

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008

INCOME
Management services
Non-affililiates	$-	$297,956	$3,588	$541,456
Affiliates	-	20,500	500	25,500
Total Management Services	-	318,456	4,088	566,956

Interest income	504	3,403	1,008	8,556
Accounting services
Non-affililiates	-	9,000	-	18,000
Affiliates	-	-	3,000	-
Total Accounting Services	-	9,000	3,000	18,000

	504	330,859	8,096	593,512

COST AND EXPENSE
Bad debt	33,514	138,755	33,514	138,755
Salaries and wages	53,834	556,505	115,446	701,673
Professional fees	43,074	121,436	117,928	334,070
Insurance	25,002	24,130	53,473	48,488
Interest expense	7,697	4,432	16,282	9,441
General and administrative	25,626	28,942	43,844	61,412
Depreciation	475	475	950	950
	189,222	874,675	381,437	1,294,789

Income (loss) before income taxes and interest	(188,718)	(543,816)	(373,341)	(701,277)

Income tax benefit (provision)	567,000	632,000	543,000	1,167,000
Penalties and interest	66,700	(86,224)	66,700	(86,224)
Interest expense	(6,575)	(6,575)	(13,150)	(13,150)

NET INCOME (LOSS) FROM OPERATIONS	438,407	(4,615)	223,209	366,349

Net realized and unrealized gains (losses):
Gain (loss) on disposal of portfolio stock	(174,576)	(1,188,425)	(160,172)	(1,136,879)
Unrealized appreciation (depreciation) on investments	(1,088,187)	(2,051,047)	(834,194)	(3,359,391)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$(824,356)	$(3,244,087)	$(771,157)	$(4,129,921)

Net increase (decrease) in net assets from operations per share:
Basic	$(0.13)	$(0.55)	$(0.12)	$(0.70)
Diluted	$(0.13)	$(0.55)	$(0.12)	$(0.70)

Weighted average shares:
Basic	6,412,426	5,912,720	6,412,426	5,912,720
Diluted	6,412,426	5,912,720	6,412,426	5,912,720

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2009 AND 2008

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2009	October 31, 2008

Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(771,157)	$(4,129,921)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	(50,091)	-
Exercise of warrant to purchase common stock	(4,000)	(400)
Loss on sale of portfolio stock	160,172	1,136,879
Proceeds from sale of portfolio stock	348,389	367,140
Investment securities received in exchange for management services	(4,088)	(566,556)
Depreciation expense	950	950
Stock based compensation expense	2,544	591,520
Bad debt expense	33,514	138,755
Net unrealized (appreciation) depreciation on investments	834,194	3,359,391
Deferred income taxes	(603,000)	(901,000)
Current income taxes	55,000	(266,000)
(Increase) decrease in assets
Notes receivable - non-affiliates	-	(7,547)
Notes receivable - affiliates	(1,009)	(1,009)
Accounts Receivable - non-affiliates	(3,195)	1,923
Accounts Receivable - affiliates	(1,069)	-
Due from affiliates	(51,903)	(13,500)
Due from non-affiliates	-	200
Prepaid expenses	105	6,008
Increase (decrease) in liabilities
Accounts payable	(25,298)	83,753
Accrued expenses	(66,700)	88,724
Accrued interest	(24,037)	13,124
Accrued interest, related party	14,954	-

Net cash used in operating activities	(155,725)	(97,566)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	126,000	-
Proceeds from advance from related party	50,000	-
Repayment of debt	(24,177)	(70,000)
Proceeds from issuance of common stock	-	157,500

Net cash provided by financing activities	151,823	87,500

Net Increase (Decrease) in Cash and Cash Equivalents	(3,902)	(10,066)

Cash and Cash Equivalents - Beginning of Period	15,431	20,779

Cash and Cash Equivalents - End of Period	$11,529	$10,713

Supplemental Disclosure of Cash Flows

Cash Paid for Income Taxes	$5,000	$10,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Securities received in exchange for deferred revenue	$-	$332,000

Settlement of promissory notes with portfolio stock	$106,000	$-

Settlement of promissory note with portfolio stock, related party	$78,000	$-

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2009

 (UNAUDITED)

For the Six
Months Ending
October 31, 2009

Changes in Net Assets from Operations:
Net income (loss) from operations	$223,209
Loss on disposal of portfolio stock	(160,172)
Change in unrealized appreciation (depreciation) of investments	(834,194)
Net increase (decrease) in net assets from operations	(771,157)

Distributions to Stockholders:
From net income (loss) from operations	-

Capital Stock Transactions:
Issuance of common stock	-
Share-based compensation expense	2,544
Net increase (decrease) in net assets from stock transactions	2,544

Net Increase (Decrease) in Net Assets	(768,613)

Net Assets, Beginning of Period	4,268,861

Net Assets, End of Period	$3,500,248

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

FOR THE SIX MONTHS ENDING OCTOBER 31, 2009 AND 2008

(UNAUDITED)

	October 31, 2009	October 31, 2008

PER SHARE INFORMATION

Net asset value, beginning of period	$0.67	$0.98

Net income (loss) from operations, net of taxes (1)	0.02	0.04
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.08)	(0.05)
Net increase from stock transactions (1)	(0.02)	0.13
Distribution to shareholders from net income (loss) from operations	-	-
	(0.08)	0.13

Net asset value, end of period	$0.55	$0.38

Per share market value, end of period	$0.48	$0.96

Investment return, based on net asset value at end of period	-17.91%	-14.29%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$3,500,248	$2,218,331

Ratio of expenses to average net assets	15.98%	31.71%
Ratio of net income (loss) from operations to average net assets	0.34%	28.08%

Diluted weighted average number of shares outstanding during the period	6,412,426	5,912,720

(1) Calculated based on diluted weighted average number of shares outstanding during the period.

(2) Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented. This amount may not agree with the aggregate gains and losses for the period because the difference in the net asset value at the beginning and end of period does not inherently equal the per share changes of the line items disclosed.

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF OCTOBER 31, 2009

(UNAUDITED)

						Method
				Number of		of
		Date of	% of	Units Held at		Valuation		Value at	% of
	Business	Acquisition	Portfolio	October 31, 2009		(1)	Cost	October 31, 2009	Net Assets
Affiliate Investments (2)
SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(4)	(M)	$319,725	$-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000	(5)	(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(5)	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(5)	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(5)	(I)	-	-	0.00%

Warrant to purchase 1,000,000 shares of Dominion Capital Mgmt	SBA lending	Jul-08	0.09%	1,000,000	(5)	(I)	5,000	3,600	0.10%
(privately held) common stock, expiring July 2013 (5)(6)(7)

Warrant to purchase 500,000 shares of Dominion Capital Mgmt	SBA lending	Jul-08	0.00%	500,000	(5)	(I)	1,000	-	0.00%
(privately held) common stock, expiring July 2013 (5)(6)(7)

BF Acquisition Group V, Inc.(5)(6)(7)	Inactive company	Apr-05	0.04%	100,000	(5)	(M)	1,625	1,625	0.05%

	Total Investments in Affiliates		0.13%				533,552	5,225	0.15%

Non-Affiliate Investments (3)
Vystar Corporation (4)(6)	Natural rubber latex	May-09	15.32%	294,000	(5)	(M)	588,000	588,000	16.80%
	products

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex	Apr-08	31.12%	600,000	(5)	(I)	1,195,000	1,194,000	34.11%
common stock, expiring January 31, 2013 (5)(6)	products

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	Jul-08	7.16%	500,000	(5)	(I)	193,000	275,000	7.86%
common stock, expiring April 30, 2013 (5)(6)	products

Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	6.26%	126,267	(4)	(M)	110,029	240,183	6.86%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	22.80%	500,000	(5)	(I)	348,000	875,000	25.00%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	12.78%	1,000,000	(5)	(I)	112,000	491,000	14.03%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing & medical	Jul-08	4.04%	500,000	(5)	(I)	17,000	155,000	4.43%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.26%		(6)	(C)	10,000	10,000	0.29%

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	Jul-08	0.12%	1,000,000	(5)	(I)	6,000	4,600	0.13%
(privately held) common stock expiring July 2013 (5)(6)(7)

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	0.00%	500,000	(5)	(I)	-	-	0.00%
(privately held) common stock expiring July 2013 (5)(6)(7)

Other (5)(6)(7)	Various	May-09	0.01%	3,000	(5)	(I)	300	300	0.01%

	Total Investments in Non-Affiliates		99.87%				2,579,329	3,833,083	95.80%

	Total Investments		100.00%				$3,112,881	$3,838,308	109.66%

	Cash and other assets, less liabilities							(338,060)	-9.66%

	Net assets at October 31, 2009							$3,500,248	100.00%

Notes to Schedule of Investments

(1)	Investments are valued by using either the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes method or (C) Cost.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(4)	Unrestricted securities - liquid securities
(5)	Restricted securities - illiquid securities; total illiquid securities of $3,548,125 make up 92.4% of total net assets as of October 31 2009
(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing
(7)

These investments are development stage companies.  A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)	This represents a promissory note from Innovation Industries. Terms of the promissory note include a profit sharing on net profits. This promissory note is recorded at cost.

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2009

				Number of
				Units Held			Value at	% of
		Date of	% of	At April 30,			April 30,	Net
	Business	Acquisition	Portfolio	2009		Cost	2009	Assets

Affiliate Investments (1)
Multi-View Technologies, Inc. (privately held)	3D graphics imaging	Jul-08	18.84%	2,000,000	(4)	$20,000	$1,000,000	23.43%

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	Jul-08	4.61%	500,000	(4)	1,000	245,000	5.74%
Inc. (privately held) common stock expiring July 2013

SIVOO Holdings, Inc.	High speed internet media	Dec-05 to Nov-06	0.19%	664,501	(3)	319,725	9,968	0.23%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		Apr-06	0.05%	250,000	(4)	-	2,700	0.06%
150,000 warrants expiring November 14, 2011		Nov-06	0.03%	150,000	(4)	-	1,700	0.04%
405,000 warrants expiring February 28, 2013		Feb-08	0.12%	405,000	(4)	206,202	6,400	0.15%

Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	Jul-08	0.10%	1,000,000	(4)	5,000	5,500	0.13%
Management (privately held) common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	Jul-08	0.00%	500,000	(4)	1,000	-	0.00%
Management (privately held) common stock, expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	Apr-05	0.03%	100,000	(4)	1,625	1,625	0.04%

	Total Investments in Affiliates		23.97%			554,552	1,272,893	29.82%

Non-Affiliate Investments (2)
Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	Apr-08	37.47%	1,000,000	(4)	1,991,000	1,991,000	46.63%
common stock, expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	Jul-08	5.21%	500,000	(4)	193,000	277,000	6.49%
common stock, expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	Feb-07	2.67%	338,005	(3)	196,313	141,624	3.32%
		Jan-09	3.16%	400,000	(4)	332,400	167,638	3.93%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	3.94%	500,000	(4)	348,000	209,000	4.90%
Inc. common stock, expiring February 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	9.24%	1,000,000	(4)	112,000	491,000	11.50%
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	2.92%	500,000	(4)	17,000	155,000	3.63%
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	9.25%	1,000,000	(4)	6,000	491,000	11.50%
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	2.15%	500,000	(4)	-	114,000	2.67%
common stock expiring July 2013

Other	Various	May-09	0.02%			1,086	817	0.02%

	Total Investments in Non-Affiliates		76.03%			3,196,799	4,038,079	94.59%

	Total Investments		100.00%			$3,751,351	$5,310,972	124.41%

	Cash and other assets, less liabilities						(1,042,111)	-24.41%

	Net assets at April 30, 2009						$4,268,861	100.00%

Notes to Schedule of Investments:
-	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the Pink Sheets, OTC Bulletin Board or listed on other similar markets

-	The above investments, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

-	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors.

(1).	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities

(2)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(3)	Unrestricted shares - liquid securities

(4)	Restricted shares - illiquid securities; total illiquid securities of $5,159,380 make up 120.90% of total net assets as of April 30, 2009

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) is a business development company.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940.  The Company is primarily engaged in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional channels.  The Company refers to companies in which it invests as “portfolio companies.”

Basis of Presentation

The accompanying interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as filed with the Securities and Exchange Commission.  The interim operating results for the three and six months ending October 31, 2009 are not necessarily indicative of operating results expected for the full year.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At October 31, 2009 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $123,755 as of October 31, 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock.  Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is not the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts was approximately $15,000 and $15,000 as of October 31, 2009 and 2008, respectively.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

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

Revenue Recognition

Management Services

The Company recognizes management services revenue for equity investments received in accordance with ASC 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.  The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock.  The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation.  The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services.  The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission.  Staff Accounting Bulletin 104 states that if persuasive evidence of an arrangement exists if services have been rendered, the price is fixed or determinable and collectability is reasonably assured, revenue can be recognized.  Revenue is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.

Accounting Services

The Company provides accounting and other administrative services to its portfolio companies.  Upon entering into a contract with the portfolio company, the Company provides services as defined in the contract and revenue is recognized as incurred or as otherwise stated in the contract based on similar criteria as for management services discussed above.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

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

Recoverability of Long Lived Assets

The Company follows ASC 360-10-20, Property, Plan and Equipment - Overall.  This standard states that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the estimated fair market value.

Reclassifications

Certain reclassifications were made to the October 31, 2008 financial statements in order to conform to the October 31, 2009 financial statement presentation.

Recently Issued Pronouncements

The Company follows ASC 805, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning May 1, 2009 and will change the accounting for business combinations on a prospective basis.

The Company follows ASC 820, Fair Value Measurements and Disclosures..  This position provides additional guidance for fair value measures under ASC 820 in determining if the market for an assets or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  The adoption of ASC 820 did not have a material impact on the Company’s financial statements.

ASC 825-10-65, Interim Disclosures About Fair Value of Financial Instruments, extends the existing disclosure requirements related to the fair value of financial instruments, which were previously only required in annual financial statements, to interim periods.  Given that ASC 825-10-65 provides for additional disclosures, its adoption did not have any impact on the Company’s financial statements.  The disclosure requirements under ASC 825-10-65 are included in Note 5 to the financial statements.

ASC 855, Subsequent Events, sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  ASC 855 is effective for interim reporting periods ending after June 15, 2009.  The Company has adopted ASC 855, and this adoption did not have a material impact on its financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

In June 2009, the FASB issued ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162, which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to non-governmental entities.  On its effective date, ASC 105-10-65 will supersede all then-existing, non-SEC accounting and reporting standards.  ASC 105-10-65 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted ASC 105-10-65, and this adoption did not have a material impact on its financial statements.

NOTE 2 – INVESTMENTS

As described in Note 1, the Company partially adopted ASC 820 on May 1, 2008.  ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1   -   Observable inputs such as quoted prices in active markets;

Level 2   -   Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3   -   Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At October 31, 2009, our financial assets were categorized as follows in the fair value hierarchy for ASC 820:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2009	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliated companies	$5,225	$-	$-	$5,225
Non-affiliated companies	3,833,083	240,483	-	3,592,600

Total Investments in securities	$3,838,308	$240,483	$-	$3,597,825

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 2 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended October 31, 2009:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, July 31, 2009	$5,101,625

Total realized losses included in change in net assets	(106,000)
Total unrealized gains/losses included in change in net assets	(1,386,800)
Promissory note received	10,000
Write-offs	(21,000)

Ending Balance, October 31, 2009	$3,597,825

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(803,300)

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ended October 31, 2009:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2009	$4,990,925

Total realized losses included in change in net assets	(106,000)
Total unrealized gains included in change in net assets	(1,266,100)
Write-offs	(21,000)

Ending Balance, October 31, 2009	$3,597,825

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(311,800)

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes..

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2009 was $78,900.  The change in unrecognized tax provisions during the six months ending October 31, 2009 amounted to $13,150 and the accrual at October 31, 2009 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2008 remain subject to examination by major tax jurisdictions.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 3 – INCOME TAXES (CONTINUED)

The income tax benefit for the six months ending October 31, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 34.0% and 8.75%.  The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the changes in the valuation allowance.

	October 31, 2009	April 30, 2009

Income taxes at U.S. Federal Income Tax rate	$440,000	$1,145,000
State income taxes, net of federal benefit (provision)	103,000	153,000
Non-deductible share based compensation	-	(373,000)
Exercise of warrant	-	24,000
Change in valuation allowance	-	-

	$543,000	$949,000

The components of deferred tax (assets) liabilities are as follows:

	October 31, 2009	April 30, 2009

Deferred tax (asset) liability
Net operating loss	-	(114,000)
Unrealized gains	288,000	620,000
Capital loss carryforward	(1,528,000)	(1,467,000)
Stock-based compensation	(125,000)	(124,000)
Amortization of deferred revenue from warrants	939,000	1,254,000
Bad debt	(69,000)	(56,000)
Other	-	700

Total deferred tax (asset) liability	$(570,000)	$33,000

At April 30, 2009, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2014.

At October 31, 2009, there is an $80,524 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

During October 2009, the Company entered into a payment agreement with the State of Delaware whereby they abated all interest and penalties for the year ended April 30, 2007 if the balance of taxes owed are paid by June 2010.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	October 31, 2009	April 30, 2009

Notes Receivable - non-affiliated companies
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778. These notes bear interest at 8% per year up through August 31, 2007 at which time the
Company demanded payment. No payment was received and the notes then n began to bear interest at 10%. The Company filed a lawsuit in August 2008 against
SP&S demanding payment. SP&S responded in September 2008 to the lawsuit
And in October 2008, the Company requested for production of documents, which
it has not received. SP&S filed for bankruptcy in May 2009.	$123,755	$123,755

Allowance for bad debt	(123,755)	(123,755)

Notes Receivable- non-affiliated companies	$-	$-

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8%
per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$29,005

Allowance for bad debt	(30,014)	-

Notes Receivable- affiliated companies	$-	$29,005

NOTE 5 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	October 31, 2009	April 30, 2009

Due from Non-Affiliated Companies
Innovation Industries	$1,069	$-

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$52,987	$52,987
Dominion Capital Management Corporation	53,813	53,813
SIVOO Holdings	3,500	3,500
Multi-View Technologies	14,420	13,420
Incredible 3D, Inc.	26,391	-
Mediavix	24,512	-

Totals	175,623	123,720

Allowance for bad debt	(3,500)	-

Total Due from Affiliated Companies	$172,123	$123,720

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

The deferred revenue represents unearned management fee income.  Income is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.  In accordance with Generally Accepted Accounting Principles, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date).  Warrants are valued using the Black-Scholes method.  Deferred revenue consists of the following:

	October 31, 2009	April 30, 2009
Non-Affiliates

iVolution Medical Systems, Inc. ("IMS")	$-	$3,588
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 1,000,000 shares of Vystar	$-	$48,250	$-	$96,500
Corporation common stock for payment of services per a three month contract dated January 31, 2008, valued at $1,991,000, fair value.

Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	-	82,998	-	165,998
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common	-	112,000	-	112,000
stock for payment of services per a three month contract dated
July 2008, valued at $112,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of iVolution common	-	4,958	3,588	4,958
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common	-	6,000	-	6,000
stock for payment of services per a three month contract dated
July 2008, valued at $6,000, fair value and amortized over the life of the contract

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	-	-	66,084
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	-	-	46,166
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for payment of	-	43,750	-	43,750
services per a one year contract dated July 2008, valued at
$175,000, fair value and amortized over the life of the contract.
Total Non-Affiliates	-	297,956	3,588	541,456

Affiliates
Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	-	20,000	-	20,000
services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	-	250	250	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	-	-	5,000
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	-	250	250	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.
Total Affiliates	-	20,500	500	25,500

Total Management Services Revenue	$-	$318,456	$4,088	$566,956

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2009	April 30, 2009
Notes payable
Notes payable. Interest accrued at the prime rate of interest,
6% at April 30, 2009. Principal and interest are payable
on demand. (NOTE 11)	$-	$24,177

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 10)	$297,372	$375,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 10)	50,000	-

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 10)	20,000	-

Notes payable, related party	$367,372	$375,372

NOTE 8 – ADVANCES FROM SHAREHOLDER

Amount represents advances from shareholder to cover operating expenses.  There are no stated interest rate or repayment terms.

NOTE 9 – STOCK BASED COMPENSATION

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the six months ended October 31, 2009, with the following assumptions: no dividend yield, expected volatility of 126%, risk-free interest rate of 3.27% and expected option life of ten years.

As of October 31, 2009, there was approximately $10,178 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

The following tables summarize all stock option activity of the Company since April 30, 2009:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2009	750,000	$ 0.20 - $ 0.87	$0.29

Expired	(100,000)	$ 0.87	$0.87

Outstanding, October 31, 2009	650,000	$ 0.20	$0.20

Exercisable, October 31, 2009	615,000	$ 0.20	$0.20

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at October 31, 2009	Contractual Life	Currently Exercisable

$0.20	615,000	9.33 years	$0.20

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six months ended October 2009, an officer loaned the Company $50,000 for operating expenses and is evidenced by a promissory note at an interest rate of 8%, payable upon demand.

In February 2009 the Company’s brokerage accounts were seized (NOTE 11).  At that time, the Company’s operational activities were funded by the sale of its liquid portfolio company common stock in the open market.  In order to continue Company operations, an officer agreed to sell his personal shares of the portfolio company common stock to fund the Company’s operations until such time as the assets could be freed, with a stipulation that he would receive the same number of shares in return that he sold from the Company at the proper time.

In September 2009, 164,070 shares owed to the officer were returned to him in repayment for a total of $78,000 that he loaned to the Company, from February to April 2009, from the sale of his personal portfolio company stock.

Through October 31, 2009, two officers loaned the Company $10,000 each evidenced through promissory notes with 5% per annum interest, payable on or before September 30, 2010.

NOTE 11 – CONTINGENCIES

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2009

(UNAUDITED)

NOTE 11 – CONTINGENCIES (CONTINUED)

Carlin and Wilson Lawsuit

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

NOTE 12 – SUBSEQUENT EVENTS

In November 2009, the Company signed a three month management agreement with BF Acquisition Group V, Inc. (“BFAG V”) for 1,900,000 shares of its common stock.

In December 2009, Vystar Corporation (VYST.OB) began trading.

In December 2009, the Company signed a one year management agreement with Mediavix, Inc. (“Mediavix”) for 1,000,000 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $0.001 per share.

Management evaluated all activity of the Company through December 21, 2009 and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.