Form 10-Q
period 2009-12-31
Universal Capital Management, Inc.
filed 2010-03-16
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending January 31, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2010 was 6,412,426

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	7

Item 4.T	Controls and Procedures	8

	PART II - OTHER INFORMATION

Item 6.	Exhibits	9

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

Our Company is a non-diversified, close-ended management investment company that has elected to be treated as a business development company (BDC) under the 1940 Act.  We are a diversified, aggressive investment tool that assists early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche is to assist young companies prepare themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we have differing clients in varied industries, our overall portfolio is extremely diversified, which we believe enables us to offer investors who invest in us a potentially higher return with less risk.  For our management services we receive a block of common stock which could result in a financial windfall for us and our shareholders.

Our primary business objective is to generate both current income and capital appreciation primarily through equity and debt instruments by investing in emerging growth companies.  Our Company assists these companies in strategic and financial planning, in market strategies and to assist them in trying to achieve prudent and profitable growth.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending January 31, 2010	At the Year Ending April 30, 2009
TOTAL ASSETS	$4,601,092	$5,497,085
NET ASSETS	$3,551,085	$4,268,861
NET ASSET VALUE PER SHARE	$0.55	$0.67
NET UNREALIZED APPRECIATION ON INVESTMENTS	$807,716	$1,559,620

The changes in total assets, net assets and net asset value per share for the nine months ending January 31, 2010 were primarily attributable to:

•

Vystar Corporation (“VYSTAR”), average valuation on restricted and unrestricted shares decreased from $2.00 to $1.65 per share during the nine months ending January 31, 2010.  In May 2009, the Company exercised a warrant to purchase 400,000 shares for $0.01 per share or $4,000. At April 30, 2009, these shares were included in the valuation of our warrants.   During the nine months ending January 31, 2010, the Company issued promissory notes in the amount of $106,000 that were settled with 106,000 shares of Vystar Corporation common stock.  During the nine months ending, our Company sold 27,505 shares for a sales price of $48,177 with a cost of $55,010 for a realized loss of $6,833.  Our Company’s investment in Vystar common stock was $457,042 at January 31, 2010, with a net unrealized appreciation of $457,042 for the nine months then ending.  This increase is due to the exercise of warrants in May 2010.  Our Company’s investment in Vystar warrants were valued at $1,145,000 at January 31, 2010 compared to $2,268,000 at April 30, 2009, for a net unrealized depreciation of $1,123,000.  This decrease is due to the exercise of warrants that cost $800,000 and a net unrealized depreciation of $4,000 for the nine months ending January 31, 2010.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares increased from $0.42 to $1.50 per share during the nine months ending January 31, 2010.  During the nine months ending January 31, 2010, our Company sold 710,825 shares for a sales price of $521,062 with a cost of $505,743 for a realized gain of $15,319.  We bought 32,022 shares of LWLG common stock for a cost of $25,184 during the nine months ending January 31, 2010.  Our Company’s investment in LWLG common stock was $104,193 at January 31, 2010 and had a net unrealized appreciation of $130,154 for the nine months ending January 31, 2010.  Our Company’s investment in LWLG warrants were valued at $677,000 at January 31, 2010, compared to $209,000 at April 30, 2009, for a net unrealized appreciation of $468,000 for the nine months ending January 31, 2010.

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants was valued at $645,000 and $646,000 at January 31, 2010 and April 30, 2009.

•

Innovation Industries (“Innovation”) investment was valued at $10,000 at January 31, 2010.  During the nine months ending January 31, 2010, the Company loaned Innovation $10,000 in exchange for a promissory note and profit sharing of future revenue.  The Company also entered into a two (2) year contract to provide management services to Innovation for $500,000.  In addition to the monthly fee, UCM will receive a 5% profit share in the future revenue of the product Innovation is producing.

•

BFAG V, Inc. /Incredible 3D, Inc. (“I3D”) average valuation on restricted and unrestricted shares increased from $0.001 to $0.32 per share during the nine months ending January 31, 2010.  The Company’s total investment at January 31, 2010 is valued at $32,000 for a net unrealized appreciation of $30,375 for the nine months ending January 31, 2010.

•

Mediavix, Inc. /PR Specialists, Inc. (“Mediavix”) average valuation on restricted and unrestricted shares increased from $0.00 to $0.50 per share during the nine months ending January 31, 2010.  In December 2009 the Company received 1,000,000 shares of PR Specialists, Inc. common stock in exchange for management services over a one year period for a cost of $1,000 and a warrant to purchase 500,000 shares of the company’s common stock at an exercise price of $0.001 for a cost of $500.  The Company’s total investment at January 31, 2010 is valued at $750,000 for a net unrealized appreciation of $748,500 for the nine months ending January 31, 2010.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares decreased from $0.02 to $0.00 per share during the nine months ending January 31, 2010.  In October 2009, the Company received a warrant to purchase 4% of the fully diluted outstanding common stock upon its exercise in exchange for management services relating to identifying and possibly implementing strategic alternatives.  Our Company’s investment in SIVOO common stock has a cumulative net unrealized depreciation as of January 31, 2010 of $319,725.  Our Company’s investment in SIVOO warrants were valued at $0 at January 31, 2010 compared to $10,800 at April 30, 2009 for a net unrealized depreciation of $10,800 for the nine months ending January 31, 2010.

•

Our Company’s investment in Dominion Capital Management, Inc. (“DCM”) warrants were valued at $5,500 at January 31, 2010 and April 30, 2009.

•

During the nine months ending January 31, 2010, our Company sold 1,220 shares of other investments for a sales price of $795 with a cost of $1,086 for a realized loss of $291.

•

Multi-View Technologies, Inc. (“MVT”) average valuation on restricted shares decrease from $0.50 to $0.00 during the nine months ending January 31, 2010.  The company was dissolved in December 2009.  The cost of $21,000 of this investment was written off during the nine months ending January 31, 2010, for a net realized loss of $21,000.

•

The increase in cash of $5,699.

•

The decrease in accounts payable and accrued expenses of $72,783.

•

The decrease in net deferred tax liability of $554,000.

•

The decrease in net current income taxes payable of $45,500.

•

The decrease in deferred revenue of $2,776 which consists mainly of revenue recognized on management contracts ($188 for Mediavix, $1,900 for Incredible 3D, $2,588 for iVolution, $250 for MVT and $250 for DCM) which was earned during the nine months ending January 31, 2010.

•

The addition to Net Capital of $3,816 which consists of share-based compensation expense.

Our Company’s unrealized appreciation (depreciation) can change significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, the addition of new portfolio companies, and the acquisition and sale of shares during any given period.

Our Company had unrealized appreciation (depreciation) on investments of $72,290 and ($751,904) for the three and nine months ending January 31, 2010 compared to unrealized appreciation (depreciation) of $927,587 and ($2,431,803) for the three and nine months ending January 31, 2009 and unrealized depreciation of $323,709 for the year ending April 30, 2009.

Our Company’s financial condition is dependent on a number of factors including the ability of each portfolio company to achieve its respective strategies and goals with our Company’s help.  Our Company has invested a substantial portion of its time and assets in development stage or start-up companies.  Because these businesses are unproven small companies that may lack management depth, may be dependent on new or commercially unproven technologies, and may have no operating history, they are high risk investments, but could yield high returns.

At January 31, 2010, $3,830,535 or 83% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $807,716. A deferred tax liability on account of unrealized gains has been estimated at approximately $321,000.  At January 31, 2010, our Company’s holdings of Vystar Corporation, Lightwave Logic, Inc., Mediavix and iVolution were valued at $1,602,042, $781,193, $750,000 and $645,000 respectively, which represented in the aggregate approximately 98.6% of the total Company portfolio at that date. Vystar Corporation’s trades under the symbol VYST.OB.  Lightwave Logic, Inc. trades under the symbol LWLG.OB.  Mediavix, Incredible 3D and iVolution are in the process of raising capital through the private offering of its securities.

Our Company currently has several liquid investments that it could liquidate if necessary.  The remaining portfolio companies are at early stages of their business development, and do not presently have a market for the securities of these portfolio companies.  Therefore, our Company may find it difficult to liquidate any of these investments in the near future. See “Liquidity and Capital Resources” below.

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

The Company recognizes its management revenue through a management service contract with its portfolio company to provide services in exchange for equity in that portfolio company.  These services are typically non-cash and are generally for a one-year term, but can be extended with both parties in agreement.  It is not uncommon for a contract to expire, but for the Company to continue to provide services until a goal is reached.  Each contract renewal is examined on an individual basis.

Company expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include depreciation, investor relations and other overhead costs.

Three months ending January 31, 2010 compared to the three months ending January 31, 2009

For the three months ending January 31, 2010 our Company’s revenues for services were $9,588 compared to $276,753 for the three months ending January 31, 2009. During the three months ending January 31, 2010, our Company had 22% of revenue in the form of securities and approximately 97% of the Company’s revenue was in the form of securities for the three months ending January 31, 2009.

Total operating expenses for the three months ending January 31, 2010 were $134,679, the principal components of which were salaries and wages of $62,972 (which includes $1,272 of share based compensation expense), insurance expense of $22,399, professional fees of $20,212, consisting primarily of $6,957 for investor relations expense, $8,664 for accounting and auditing expense and $3,580 for transfer agent fees, $7,346 of interest expense and $21,275 of other general and administrative expense. By comparison, total operating expenses for the three months ending January 31, 2009 were $151,594, the principal components of which were professional fees of $38,200, payroll of $62,054, insurance of $23,141, interest of $8,059 and other general and administrative expenses of $19,665.

Our Company realized a loss from operations of $74,091 for the three months ending January 31, 2010 compared to a gain from operations of $94,584 for the three months ending January 31, 2009.

Nine months ending January 31, 2010 compared to the nine months ending January 31, 2009

For the nine months ending January 31, 2010 our Company’s revenues for services were $17,684 compared to $870,263 for the nine months ending January 31, 2009. During the nine months ending January 31, 2010, approximately 35% of the Company’s revenue was in the form of securities and approximately 96% of the Company’s revenue was in the form of securities for the nine months ending January 31, 2009.

Total operating expenses for the nine months ending January 31, 2010 were $516,116, the principal components of which were salaries and wages of $178,418 (which includes $3,816 of share based compensation expense) professional fees of $138,140, consisting primarily of $26,591 for investor relations expense, $20,000 for consulting expense, $58,362 for accounting and auditing expense and $21,183 in legal expense, $33,514 of bad debt expense, $75,872 of insurance expense, $23,627 of interest expense and $65,120 of other general and administrative expense. By comparison, total operating expenses for the nine months ending January 31, 2009 were $1,446,383, the principal components of which were professional fees of $372,270, payroll of $763,758, bad debt expense of $138,755, insurance of $71,629, interest of $18,648 and other general and administrative expenses of $79,898.

Our Company realized a loss from operations of $149,118 for the nine months ending January 31, 2010 compared to a gain from operations of $460,931 for the nine months ending January 31, 2009.

Liquidity and Capital Resources

From inception, our Company has relied upon the liquidation of our investments for liquidity, which is our business model, and relied upon equity capital raises or borrowed funds to invest in our portfolio companies.  Our Company had $21,130 of cash at January 31, 2010.  In the future, payment of operating expenses and cash with which to make investments will similarly have to come from liquidating our investments, future revenue streams, equity capital to be raised from investors or from borrowed funds.  There is no assurance that our Company will be successful in liquidating our investments, raising such additional equity capital, generating revenue streams or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate.  Any disposition of our investments may have to be made at inopportune times, which may have a material adverse affect on our overall revenue.  Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At January 31, 2010, $3,269,300 or 92% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

Contractual Obligations

Management Agreement - On October, 31, 2009, our Company entered into a management agreement with Innovation Industries for a fee of $500,000 over the next 24 months, and a part of a net profit sharing of 5% of future revenue of its GetaGrip™ product.  We are assisting Innovation to bring the GetaGrip™ product to the market.  Innovation has been raising capital through promissory notes at $100,000 increments for one point or one percent (1%) of net profits.  We anticipate the revenue generated from this agreement will be sufficient for payment of operating expenses, provide the company with cash to make additional investments and expand into new geographical areas.  Should this product not succeed, we would be entitled to the $500,000 base fee from Innovation.

Management Agreement - In October 2009, the Company entered into a letter of understanding with SIVOO Holdings, Inc. for 120 days for the general purpose of identifying and possibly implementing strategic alternatives.  The compensation received was a warrant to purchase 4% of the fully-dilutive outstanding common shares at $0.001 per share of SIVOO at the time of the exercise.

Management Agreement – In November 2009, the Company entered into a management agreement with Incredible 3D, Inc. /BF Acquisition Group V, Inc. for three months to provide management services in exchange for 1,900,000 shares of BFAG V, Inc. common stock at par value, $0.001.  The Company also entered into an accounting services agreement with Incredible 3D to provide accounting services for $1,200 per month.

Management Agreement – In December 2009, the Company entered into a management agreement with Mediavix, Inc./PR Specialists, Inc. for twelve months to provide management services in exchange for 1,000,000 shares of PR Specialists, Inc. common stock and a warrant to purchase 500,000 shares of common stock at $0.001.  The Company also entered into an accounting services agreement with Mediavix to provide accounting services at $1,200 per month.

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

Private Market: The private market method uses actual, executed, historical transactions in a company’s securities by reasonable third parties as a basis for valuation. The private market method may also use, where applicable, unconditional firm offers by reasonable third parties as a basis for valuation.

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

Item 4.T

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report Form 10-Q.

Changes in Internal Control Over Financial Reporting.  No change in our Company’s internal control over financial reporting occurred during our Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Universal Capital Management, Inc.

March 16, 2010

By:  /s/ Michael D. Queen

Michael D. Queen, CEO

Principal Executive Officer

March 16, 2010

By:  /s/ Theresa Q. Hoffmann

Theresa Q. Hoffmann, Vice President of Finance

Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2010 AND 2009

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	January 31, 2010	April 30, 2009
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $2,487,766 and $2,579,329)	$3,043,035	$4,038,079
Affiliate investments (cost: $535,052 and $554,552)	787,500	1,272,893
Total Investments	3,830,535	5,310,972

Cash and cash equivalents	21,130	15,431
Receivables
Note receivable - affiliates (net of allowance: $30,014 and $0)	-	29,005
Accounts receivable - non-affiliates (net of allowance: $15,000 and $15,000)	1,580	7,385
Portfolio company stock receivable	1,900	-
Due from non-affiliates, net	(656)	-
Due from affiliates (net of allowance: $3,500 and $0)	216,920	123,720
Total Receivables	219,744	160,110

Prepaid expenses	4,527	4,992
Property and equipment, net	3,056	4,480
Deferred income tax	521,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$4,601,092	$5,497,085

LIABILITIES
LIABILITIES
Accounts payable	$350,665	$370,472
Accrued expenses	94,248	147,224
Current income taxes payable	93,500	139,000
Advances from shareholders	16,000	6,000
Notes payable	-	24,177
Note payable, related parties	367,372	375,372
Accrued interest	92,050	116,087
Accrued interest, related parties	34,860	12,804
	1,048,695	1,191,136
Deferred revenue
Non-affiliates	-	3,588
Affiliates	1,312	500
Total Deferred Revenue	1,312	4,088

Deferred income taxes	-	33,000

TOTAL LIABILITIES	1,050,007	1,228,224

CONTINGENCIES (NOTE 11)

NET ASSETS	$3,551,085	$4,268,861

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
January 31, 2010 and April 30, 2009	$6,412	$6,412
Additional paid-in capital	6,061,180	6,057,364
Accumulated income
Accumulated net operating income	1,767,535	1,618,417
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(4,987,086)	(4,868,280)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	807,716	1,559,620

Net Assets	$3,551,085	$4,268,861

Equivalent per share value based on 6,412,426 shares of capital stock
outstanding as of January 31, 2010 and April 30, 2009	$0.55	$0.67

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING JANUARY 31, 2010 AND 2009

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
INCOME
Management services
Non-affililiates	$-	$266,749	$3,588	$808,203
Affiliates	2,088	500	2,588	26,000
Total Management Services	2,088	267,249	6,176	834,203

Interest income	-	504	1,008	9,060
Accounting services
Non-affililiates	-	9,000	-	27,000
Affiliates	7,500	-	10,500	-
Total Accounting Services	7,500	9,000	10,500	27,000

	9,588	276,753	17,684	870,263

COST AND EXPENSE
Bad debt	-	-	33,514	138,755
Salaries and wages	62,972	62,054	178,418	763,758
Professional fees	20,212	38,200	138,140	372,270
Insurance	22,399	23,141	75,872	71,629
Interest expense	7,346	8,059	23,627	18,648
General and administrative	21,275	19,665	65,120	79,898
Depreciation	475	475	1,425	1,425
	134,679	151,594	516,116	1,446,383

Income (loss) before income taxes and interest	(125,091)	125,159	(498,432)	(576,120)

Income tax benefit (provision)	51,000	(24,000)	594,000	1,143,000
Penalties and interest	-	-	66,700	(86,224)
Interest expense	-	(6,575)	(13,150)	(19,725)

NET INCOME (LOSS) FROM OPERATIONS	(74,091)	94,584	149,118	460,931

Net realized and unrealized gains (losses):
Gain (loss) on disposal of portfolio stock	41,366	(5,425)	(118,806)	(1,142,304)
Unrealized appreciation (depreciation) on investments	72,290	927,587	(751,904)	(2,431,803)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$39,565	$1,016,746	$(721,592)	$(3,113,176)

Net increase (decrease) in net assets from operations per share:
Basic	$0.01	$0.17	$(0.11)	$(0.52)
Diluted	$0.01	$0.17	$(0.11)	$(0.52)

Weighted average shares:
Basic	6,412,426	6,023,722	6,412,426	5,933,496
Diluted	6,412,426	6,023,722	6,412,426	5,933,496

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING JANUARY 31, 2010 AND 2009

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2010	January 31, 2009

Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(721,592)	$(3,113,176)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities
Purchase of investment securities	(60,807)	(400)
Exercise of warrant to purchase common stock	(4,000)	400
Loss on sale of portfolio stock	118,806	1,142,304
Investment securities received in exchange for management services	(6,176)	(834,203)
Depreciation expense	1,424	1,425
Stock based compensation expense	3,816	592,009
Bad debt expense	33,514	138,755
Net unrealized (appreciation) depreciation on investments	751,904	2,431,803
Deferred income taxes	(554,000)	(893,000)
Current income taxes	(45,500)	(250,000)
(Increase) decrease in assets
Notes receivable - non-affiliates	-	(7,547)
Notes receivable - affiliates	(1,009)	(1,513)
Accounts Receivable - non-affiliates	5,805	(146)
Accounts Receivable - affiliates	656	-
Due from affiliates	(96,700)	(56,882)
Due from non-affiliates	-	200
Prepaid expenses	465	8,501
Increase (decrease) in liabilities
Accounts payable	(19,807)	77,939
Accrued expenses	(52,976)	76,224
Accrued interest	(24,037)	19,725
Accrued interest, related party	22,056	8,467

Net cash used in operating activities	(648,158)	(659,115)

Cash Flows From Investing Activities:
Proceeds from sale of securities	492,034	448,529

Net cash provided by in investing activities	492,034	448,529

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	126,000	-
Proceeds from advance from related party	60,000	3,372
Repayment of debt	(24,177)	(70,000)
Proceeds from issuance of common stock	-	263,500

Net cash provided by financing activities	161,823	196,872

Net Increase (Decrease) in Cash and Cash Equivalents	5,699	(13,714)

Cash and Cash Equivalents - Beginning of Period	15,431	20,779

Cash and Cash Equivalents - End of Period	$21,130	$7,065

Supplemental Disclosure of Cash Flows

Cash Paid for Income Taxes	$5,500	$10,000

Cash Paid for Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Securities received in exchange for deferred revenue	$3,400	$332,000

Settlement of promissory note with portfolio stock	$106,000	$-

Settlement of promissory note with portfolio stock, related party	$78,000	$-

Portfolio stock receivable in exchange for revenue	$1,900	$-

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

FOR THE NINE MONTHS ENDING JANUARY 31, 2010

 (UNAUDITED)

For the Nine
Months Ending
January 31, 2010

Changes in Net Assets from Operations:
Net income (loss) from operations	$149,118
Loss on disposal of portfolio stock	(118,806)
Change in unrealized appreciation (depreciation) of investments	(751,904)
Net increase (decrease) in net assets from operations	(721,592)

Distributions to Stockholders:
From net income (loss) from operations	-

Capital Stock Transactions:
Issuance of common stock	-
Share-based compensation expense	3,816

Net increase (decrease) in net assets from stock transactions	3,816

Net Increase (Decrease) in Net Assets	(717,776)

Net Assets, Beginning of Period	4,268,861

Net Assets, End of Period	$3,551,085

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

FOR THE NINE MONTHS ENDING JANUARY 31, 2010 AND 2009

(UNAUDITED)

	January 31, 2010	January 31, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$0.67	$0.98

Net income (loss) from operations, net of taxes (1)	(0.04)	(0.06)
Net change in realized gains (losses) and unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.07)	(0.24)
Net increase from stock transactions (1)	(0.01)	0.03
Distribution to shareholders from net income (loss) from operations	-	-
	(0.12)	(0.27)

Net asset value, end of period	$0.55	$0.55

Per share market value, end of period	$0.40	$0.28

Investment return, based on net asset value at end of period	-17.91%	-43.87%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$3,551,085	$3,341,565

Ratio of expenses to average net assets	17.60%	43.14%
Ratio of net income (loss) from operations to average net assets	0.60%	25.96%

Diluted weighted average number of shares outstanding during the period	6,412,426	5,933,496

(1).	Calculated based on diluted weighted average number of shares outstanding during the period
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JANUARY 31, 2010

(UNAUDITED)

				Number of
		Date of	% of	Units Held	Method of		Value at	% of
	Business	Acquisition	Portfolio	at January 31, 2010	Valuation (1)	Cost	January 31, 2010	Net Assets
Affiliate Investments (2)

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	$319,725	$-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000	(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

Warrant to purchase 1,000,000 shares of Dominion Capital Mgmt	SBA lending	Jul-08	0.12%	1,000,000	(I)	5,000	5,500	0..15%
(privately held) common stock, expiring July 2013 (5)(6)(7)

Warrant to purchase 500,000 shares of Dominion Capital Mgmt	SBA lending	Jul-08	0.00%	500,000	(I)	1,000	-	0.00%
(privately held) common stock, expiring July 2013 (5)(6)(7)

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.84%	2,000,000	(M)	1,625	32,000	0.90%

PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	13.05%	1,000,000	(M)	1,000	500,000	14.08%

Warrant to purchase 500,000 shares of PR Specialists, Inc/Mediavix, Inc. common stock, expiring December 2014 (5)(6)(7)	Brand relationship management	Dec-09	6.53%	500,000	(I)	500	250,000	7.04%

	Total Investments in Affiliates		20.56%			535,052	787,500	22.17%

Non-Affiliate Investments (3)

Vystar Corporation (4)(6)	Natural rubber latex	May-09	11.91%	276,995	(M)	543,705	457,042	12.87%
	products

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex	Apr-08	25.71%	600,000	(I)	1,195,000	984,000	27.71%
common stock, expiring January 31, 2013 (5)(6)	products

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	Jul-08	4.20%	500,000	(I)	193,000	161,000	4.53%
common stock, expiring April 30, 2013 (5)(6)	products

Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	2.72%	69,462	(M)	62,761	104,193	2.93%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	17.68%	500,000	(I)	348,000	677,000	19.06%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	12.81%	1,000,000	(I)	112,000	491,000	13.83%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	4.02%	500,000	(I)	17,000	154,000	4.34%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.26%		(C )	10,000	10,000	0.28%

Warrant to purchase 1,000,000 shares of MICCO Group	Software solutions provider	Jul-08	0.12%	1,000,000	(I)	6,000	4,500	0.13%
(privately held) common stock expiring July 2013 (5)(6)(7)

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	0.00%	500,000	(I)	-	-	0.00%
(privately held) common stock expiring July 2013 (5)(6)(7)

Other (5)(6)(7)	Various	May-09	0.01%	3,000	(C )	300	300	0.01%

	Total Investments in Non-Affiliates		79.44%			2,487,766	3,043,035	85.69%

	Total Investments		100.00%			$3,022,818	$3,830,535	107.86%

	Cash and other assets, less liabilities						(279,450)	-7.86%

	Net assets at January 31, 2010						$3,551,085	100.00%

Notes to Schedule of Investments

(1) Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C ) Cost.

(2) Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3) Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(4) Unrestricted securities - liquid securities.

(5) Restricted securities - illiquid securities; total illiquid securities of $3,269,300 make up 92.1% of total net assets as of January 31, 2010.

(6) Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

(7)     These investments are development stage companies.  A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them

(8) This represents a promissory note from Innovation Industries. Terms of the promissory note include a profit sharing on net profits. The promissory note is recorded at cost.

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2009

				Number of
		Date of	% of	Units Held			Value at	% of
	Business	Acquisition	Portfolio	at April 30, 2009		Cost	April 30, 2009	Net Assets

Affiliate Investments (1)

Multi-View Technologies, Inc. (privately held)	3D graphics imaging	Jul-08	18.84%	2,000,000	(4)	20,000	1,000,000	23.43%

Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	Jul-08	4.61%	500,000	(4)	1,000	245,000	5.74%
Inc. (privately held) common stock expiring July 2013

SIVOO Holdings, Inc.	High speed internet media	Dec-05 to Nov-06	0.19%	664,501	(3)	319,725	9,968	0.23%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		Apr-06	0.05%	250,000	(4)	-	2,700	0.06%
150,000 warrants expiring November 14, 2011		Nov-06	0.03%	150,000	(4)	-	1,700	0.04%
405,000 warrants expiring February 28, 2013		Feb-08	0.12%	405,000	(4)	206,202	6,400	0.15%

Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	Jul-08	0.10%	1,000,000	(4)	5,000	5,500	0.13%
Management (privately held) common stock, expiring July 2013

Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	Jul-08	0.00%	500,000	(4)	1,000	-	0.00%
Management (privately held) common stock, expiring July 2013

BF Acquisition Group V, Inc.	Inactive company	Apr-05	0.03%	100,000	(4)	1,625	1,625	0.04%

	Total Investments in Affiliates		23.97%			554,552	1,272,893	29.82%

Non-Affiliate Investments (2)

Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	Apr-08	37.47%	1,000,000	(4) $	1,991,000	$1,991,000	46.63%
common stock, expiring January 31, 2013	products

Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	Jul-08	5.21%	500,000	(4)	193,000	277,000	6.49%
common stock, expiring April 30, 2013	products

Lightwave Logic, Inc.	Plastics engineering	Feb-07	2.67%	338,005	(3)	196,313	141,624	3.32%
		Jan-09	3.16%	400,000	(4)	332,400	167,638	3.93%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	3.94%	500,000	(4)	348,000	209,000	4.90%
Inc. common stock, expiring February 2013

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	9.24%	1,000,000	(4)	112,000	491,000	11.50%
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	2.92%	500,000	(4)	17,000	155,000	3.63%
Systems, Inc. (3) common stock, expiring July 2013	records software

Warrant to purchase 1,000,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	9.25%	1,000,000	(4)	6,000	491,000	11.50%
common stock expiring July 2013

Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	2.15%	500,000	(4)	-	114,000	2.67%
common stock expiring July 2013

Other	Various	May-09	0.02%			1,086	817	0.02%

	Total Investments in Non-Affiliates		76.03%			3,196,799	4,038,079	94.59%

	Total Investments		100.00%			$3,751,351	$5,310,972	124.41%

	Cash and other assets, less liabilities						(1,042,111)	-24.41%

	Net assets at April 30, 2009						$4,268,861	100.00%

Notes to Schedule of Investments:
-	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the Pink Sheets, OTC Bulletin Board or listed on other similar markets.

-	The above investments, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

-	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors.

(1) Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(2) Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(3) Unrestricted shares - liquid securities

(4) Restricted shares - illiquid securities; total illiquid securities of $5,159,380 make up 120.90% of total net assets as of April 30, 2009.

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) is a business development company.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940.  We are a diversified, aggressive investment tool that assists early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche is to assist young companies prepare themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we have differing clients in varied industries, our overall portfolio is extremely diversified, which we believe enables us to offer investors who invest in us a potentially higher return with less risk.  For our management services we receive a block of common stock which could result in a financial windfall for us and our shareholders.  The Company refers to companies in which it invests as “portfolio companies.”

Basis of Presentation

The accompanying interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as filed with the Securities and Exchange Commission.  The interim operating results for the three and nine months ending January 31, 2010 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Security Valuations (Continued)

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At January 31, 2010 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $153,769 and $123,755 as of January 31, 2010 and 2009, respectively.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock.  Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is not the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts was approximately $15,000 and $15,000 as of January 31, 2010 and 2009, respectively.

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

Revenue Recognition

Management Services

The Company recognizes management services revenue for equity investments received as payment in accordance with ASC 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.  The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock.  The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation.  The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services.  The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission.  Staff Accounting Bulletin 104 states if persuasive evidence of an arrangement exists if services have been rendered, the price is fixed or determinable and collectability is reasonably assured, revenue is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recoverability of Long Lived Assets

The Company follows ASC-360-10-20, Property, Plant and Equipment – Overall.  This standard states that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount over the estimated fair market value.

Reclassifications

Certain reclassifications were made to the January 31, 2009 financial statements in order to conform to the January 31, 2010 financial statement presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company follows ASC 820-10, Fair Value Measurements and Disclosure, that was adopted on May 1, 2008.  This position provides additional guidance for fair value measures under ASC 820-10 in determining if the market for an assets or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  In January 2010, there was an amendment to ASC 820-10 that will take effect for the interim reporting periods beginning after December 15, 2009.  The Company does not expect this amendment to have a material impact on the Company’s financial statements.

ASC 825-10-65, Interim Disclosures About Fair Value of Financial Instruments, extends the existing disclosure requirements related to the fair value of financial instruments, which were previously only required in annual financial statements, to interim periods.  Given that ASC 825-10-65 provides for additional disclosures, its adoption did not have any impact on the Company’s financial statements.  The disclosure requirements under ASC 825-10-65 are included in Note 2 to the financial statements.

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

NOTE 2 – INVESTMENTS

As described in Note 1, the Company partially adopted ASC 820-10 on May 1, 2008.  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 2 – INVESTMENTS (CONTINUED)

Level 1 -

Observable inputs such as quoted prices in active markets;

Level 2 -

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 -

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As described in Note 1, an amendment to ASC 820-10 was issued in January 2010.  This amendment will be effective for interim reporting periods beginning after December 15, 2009.  The Company is currently reviewing this amendment and does not believe it will have a material impact on the financial statements.

At January 31, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliate investments	$787,500	$-	$-	$787,500
Non-affiliate investments	3,043,035	561,535	-	2,481,500

Total Investments in securities	$3,830,535	$561,535	$-	$3,269,000

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ended January 31, 2010:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, October 31, 2009	$3,597,825

Total realized gains included in change in net assets	41,366
Total unrealized gains/losses included in change in net assets	(370,191)
Promissory note received	-
Write-offs	-

Ending Balance, January 31, 2010	$3,269,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$259,175

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 2 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ended January 31, 2010

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2009	$4,990,925

Total realized losses included in change in net assets	(118,806)
Total unrealized gains included in change in net assets	(1,582,119)
Write-offs	(21,000)

Ending Balance, January 31, 2010	$3,269,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(447,442)

NOTE 3 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2009 was $78,900.  The change in unrecognized tax provisions during the nine months ending January 31, 2010 amounted to $13,150 and the accrual at January 31, 2010 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2009 remain subject to examination by major tax jurisdictions.

The income tax benefit for the nine months ending January 31, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate of 34.0% and 8.75%.  The estimated annual effective rate differs from the U.S. Statutory rate primarily due to the changes in the valuation allowance.

	January 31, 2010	January 31, 2009

Income taxes at U.S. Federal Income Tax rate	$483,000	$1,448,000
State income taxes, net of federal benefit (provision)	111,000	204,000
Non-deductible share based compensation	-	-
Exercise of warrant	-	25,000
Change in valuation allowance	-	(534,000)

	$594,000	$1,143,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 3 – INCOME TAXES (CONTINUED)

The components of deferred tax (assets) liabilities are as follows:

	January 31, 2010	April 30, 2009
Deferred tax (asset) liability
Deferred charges	$(75,000)	$(80,700)
Net operating loss	-	(114,000)
Unrealized gains	321,000	620,000
Capital loss carryforward	(1,512,000)	(1,467,000)
Stock-based compensation	(125,000)	(124,000)
Amortization of deferred revenue from warrants	939,000	1,254,000
Bad debt	(69,000)	(56,000)
Other	-	700

Total deferred tax (asset) liability	$(521,000)	$33,000

At April 30, 2009, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2014.

At January 31, 2010 there is an $80,524 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.  In addition, the Company may be subjected to federal and state late filing penalties of up to approximately $180,000 due to filing extensions with no payment.

During October 2009, the Company entered into a payment agreement with the State of Delaware whereby they abated all interest and penalties for the year ended April 30, 2007 if the balance of taxes owed are paid by June 2010.

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2010	April 30, 2009
Notes Receivable - non-affiliated companies
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778. These notes bear interest at 8% per year up through August 31, 2007 at which time the
Company demanded payment. No payment was received and the notes then began to bear interest at 10%. The Company filed a lawsuit in August 2008
Against SP&S demanding payment. SP&S responded in September 2008 to the lawsuit and in October 2008, the Company requested for production of
documents, which it has not received. SP&S filed for bankruptcy in May 2009.	$123,755	$123,755

Allowance for bad debt	(123,755)	(123,755)

Notes Receivable- non-affiliated companies	$-	$-

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest
t 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$29,005

Allowance for bad debt	(30,014)	-

Notes Receivable- affiliated companies	$-	$29,005

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 5 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

`	January 31, 2010	April 30, 2009

Due from Non-Affiliated Companies
Mitia, Inc.	$133	$-
Innovation Industries	(789)	-

Total Due from Non-Affiliated Companies	$(656)	$-

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$53,962	$52,987
Dominion Capital Management Corporation	53,813	53,813
SIVOO Holdings	3,500	3,500
Multi-View Technologies	-	13,420
Incredible 3D, Inc.	71,245	-
Mediavix	37,900	-

Totals	220,420	123,720

Allowance for bad debt	(3,500)	-

Total Due from Affiliated Companies	$216,920	$123,720

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

The deferred revenue represents unearned management fee income.  Income is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.  In accordance with ASC Subtopic 505-50, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date).  Warrants are valued using the Black-Scholes method.  Deferred revenue consists of the following:

	January 31, 2010	April 30, 2009

Non-Affiliates

iVolution Medical Systmens, Inc. ("IMS")	$-	$3,588
Received a warrant to purchase 500,000 shares of IMS
common stock for payment of services per one year contract
dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	-	3,588

Affiliates

PR Specialists, Inc./Mediavix, Inc.("PR")
Received 1,000,000 shares of PR common stock for payment	$875	$-
of services per a one year contract dated December 2009,
valued at $1,000, fair value and amortized over the life of
the contract.

Received a warrant to purchase 500,000 shares of PR common	437	-
stock for payment of services per one year contract dated
December 2009, valued at $500, fair value and amortized
over the life of the contract.

Multi-View Technologies, Inc. ("MVT")
Received a warrant to purchase 500,000 shares of MVT	-	250
common stock for payment of services per one year contract
dated July 2008, valued at $1,000, fair value and amortized
over the life of the contract

Dominion Capital Management Corporation ("DCMC")	-	250
Received a warrant to purchase 1,000,000 shares of
Dominion Capital Management Corporation common stock
for payment of services per a three month contract dated
April 30, 2008, valued at $5,000, fair value and amortized
over the life of the contract.

Total Affiliates	1,312	500

Total Deferred Revenue	$1,312	$4,088

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 1,000,000 shares of Vystar	$-	$48,250	$-	$96,500
Corporation common stock for payment of services per a
three month contract dated January 31, 2008, valued at
$1,991,000,fair value.

Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	-	82,998	-	165,998
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution	-	112,000	-	112,000
common stock for payment of services per a three month
contract dated July 2008, valued at $112,000, fair value
and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of iVolution	-	4,958	3,588	4,958
common stock for payment of services per a one year
contract dated July 2008, valued at $17,000, fair value
and amortized over the life of the contract.

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO	-	6,000	-	6,000
common stock for payment of services per a three month
contract dated July 2008, valued at $6,000, fair value and
amortized over the life of the contract

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for	-	-	-	66,084
payment of services per one year contract dated July 2007,
valued at $396,500, fair value and amortized over the life
of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	-	-	46,166
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and
amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for	-	43,750	-	43,750
payment of services per a one year contract dated July
2008, valued at $175,000, fair value and amortized over
the life of the contract.

Total Non-Affiliates	$-	$297,956	$3,588	$541,456

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Affiliates
PR Specialists, Inc./Mediavix, Inc.("PR")
Received 1,000,000 shares of PR common stock for payment	$125	$-	$125	$-
of services per a one year contract dated December 2009,
valued at $1,000, fair value and amortized over the life of
the contract.

Received a warrant to purchase 500,000 shares of PR common	63	-	63	-
stock for payment of services per one year contract dated
December 2009, valued at $500, fair value and amortized
over the life of the contract.

BFAG V, Inc./Incredible 3D, Inc. ("I3D")
Received 1,900,000 shares of I3D common stock for payment	1,900	-	1,900	-
of services per a three month contract dated November 2009
valued at $1,900, fair value and amortized over the life of
the contract.

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	-	20,000	-	20,000
services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	-	250	250	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	-	-	5,000
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	-	250	250	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Total Affiliates	2,088	20,500	2,588	25,500

Total Management Services Revenue	$2,088	$318,456	$6,176	$566,956

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2010	April 30, 2009

Notes payable
Notes payable. Interest accrued at the prime rate of interest,
6% at April 30, 2009. Principal and interest are payable
on demand. (NOTE 7)	$-	$24,177

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 10)	$297,372	$375,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 10)	50,000	-

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 10)	20,000	-

Notes payable, related party	$367,372	$375,372

NOTE 8 – ADVANCES FROM SHAREHOLDER

Amount represents advances from shareholder to cover operating expenses.  There are no stated interest rate or repayment terms.

NOTE 9 – STOCK BASED COMPENSATION

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of options awarded during the nine months ended January 31, 2010, with the following assumptions: no dividend yield, expected volatility of 126%, risk-free interest rate of 3.27% and expected option life of ten years.

As of January 31, 2010, there was approximately $8,906 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2011.

The following tables summarize all stock option activity of the Company since April 30, 2009:

	Stock Options Outstanding
			Weighted Average
	Number of Shares	Exercise Price	Exercise Price

Outstanding, April 30, 2009	750,000	$0.20 - $0.87	$0.29

Expired	(100,000)	$ 0.87	$0.87

Outstanding, January 31, 2010	650,000	$ 0.20	$0.20

Exercisable, January 31, 2010	625,000	$ 0.20	$0.20

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options
Exercise Prices	at January 31, 2010	Contractual Life	Currently Exercisable

$ 0.20	625,000	9.08 Years	$0.20

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2010, an officer loaned the Company $50,000 for operating expenses and is evidenced by a promissory note at an interest rate of 8%, payable upon demand.

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

Through January 31, 2010, two officers loaned the Company $10,000 each evidenced through promissory notes with 5% per annum interest, payable on or before September 30, 2010.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2010

(UNAUDITED)

NOTE 11 – CONTINGENCIES (CONTINUED)

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

In December 2008, the Company was served a notice to attend an additional discovery hearing on January 12, 2009.  At this discovery hearing, additional documents were provided by the Company as requested.

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

NOTE 12 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 16, 2010 and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.