Form 10-K
period 2010-04-30
Universal Capital Management, Inc.
filed 2010-08-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive, Suite 16 Wilmington, DE (Address of principal executive offices)	20-1568059 (I.R.S. Employer Identification No.) ______19808____ (Zip Code)
Registrant’s telephone number, including area code: (302) 998-8824 Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each Exchange on which registered None
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

Large Accelerated Filer  ¨    Accelerated Filer  ¨    Non-Accelerated filer  ☒    Smaller reporting company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ¨    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,688,567.  Such aggregate market value was computed by reference to the closing price of $0.48 per share for the registrant’s common stock on the OTC Bulletin Board on that date.  For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of August 11, 2010 was 6,412,426.

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

Our Company’s fiscal year ends April 30.  At April 30, 2010, we had investments of $4,179,222 at fair value in seven portfolio companies.

Investments

We currently hold the securities of seven portfolio companies and we intend to make additional investments in companies that require capital for technology development or growth, and that will probably require managerial assistance.  Our primary focus is on making non-control investments in small, privately-held companies or public companies with what management believes are valuable products, processes or franchises. Generally, our Company limits total cash investments in any individual portfolio company to the lesser of $500,000 or an amount equal to 10% of our Company’s net assets at the time of investment. Because of our Company’s small size, our investments may not always satisfy this criterion.   To date, our initial investment in each of our portfolio companies has been significantly less than $500,000. By limiting the size of total investment in any one portfolio company, we hope to reduce and diversify our risk.

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

We also invest in development stage or start-up businesses.  Substantially all of our portfolio investments are in thinly-capitalized, unproven, small companies, many of which are in their development stage.  These businesses also tend to lack management depth, to have limited or no history of operations, and not to have attained profitability, and in some cases, not to have any revenue.  Because of the speculative nature of these investments, the securities we hold in these portfolio companies have a significantly greater risk of loss than traditional investment securities.  Some of such venture capital investments are likely to be complete losses or unprofitable, and some will never realize their potential.

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

Portfolio Securities

The Company’s investments at April 30, 2010, were as follows:

		Approximate
		% of Class	% of	Number of
Common Stock and Warrants - United States	Business	Owned	Portfolio	Shares Held	Fair Value

Affiliated Securities
PR Specialists, Inc./Mediavix, Inc.	Brand relationship management	19.59%	29.91%	2,500,000	$1,250,000

BF Acquisition Group, Inc./Incredible 3D, Inc.	3D content production	34.94%	15.31%	2,000,000	640,000

Vystar Corporation	Natural rubber latex products	5.61%	25.77%	793,238	1,077,180

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex products	3.54%	3.59%	500,000	150,000
common stock, expiring January 2013

Innovation Industries	Direct sales	n/a	0.24%	n/a	10,000

SIVOO Holdings, Inc. common stock	High speed internet media	2.30%	0.00%	664,501	-

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
250,000 warrants expiring April 11, 2011		0.90%	0.00%	250,000	-
150,000 warrants expiring November 14, 2011		0.50%	0.00%	150,000	-
405,000 warrants expiring February 28, 2013		1.40%	0.00%	405,000	-
4% of fully diluted common stock at exercise – TBD					-

Total Affiliated Securities			74.82%		3,127,180

Non-affiliated Securities
Lightwave Logic, Inc. common stock	Plastics engineering	0.12%	1.91%	52,462	79,742

Warrant to purchase 500,000 shares of Lightwave Logic, Inc.	Plastics engineering	1.19%	16.25%	500,000	679,000
common stock, expiring February 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	2.93%	5.77%	1,000,000	241,000
Group common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	1.47%	1.24%	500,000	52,000
Group common stock, expiring July 2013	records software

Other common stock	Other various investments	0.00%	0.01%		300

Total Non-Affiliated Securities			25.18%		1,052,042

Total Securities			100.00%		$4,179,222

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

On April 11, 2008, Vystar signed a definitive agreement with Revertex (Malaysia), Sdn. Bhd., a division of Yule Catto Far East and the world’s largest producer of pre-vulcanized natural rubber lattices for the production of Vytex® NRL.  Revertex will be a non-exclusive, toll manufacturer for Vystar and has started full production mode to manufacture Vytex® NRL commercially.  Vystar ran its first production February 2, 2008, and has successfully completed several subsequent production runs.  To date, the production runs have entered the market as samples only of varying sizes to interested manufacturers.

On May 1, 2009, Vystar and Alatech Healthcare, LLC, a major United States condom manufacturer, received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy™ condom manufactured with Vytex® NRL. The Envy condom will be the first medical product available in the United States made from Vystar’s patented Vytex® NRL, which has less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that can cause an allergic response, while retaining and improving upon all the desirable qualities of latex. The Envy condom will carry labeling that will reflect the lowest antigenic protein content currently available in a natural rubber latex medical device in the United States.

Vystar’s S-1 registration statement was declared effective by the Securities and Exchange Commission on August 7, 2009.  Vystar began trading in December 2009 on the OTB:BB under the symbol “VYST”.

PR Specialists, Inc. /Mediavix, Inc. (“Mediavix”) is headquartered in Wilmington, Delaware and is a SEC reporting company.  Mediavix is the wholly owned subsidiary of PR Specialists, Inc.

Mediavix has developed a comprehensive Brand Relationship Management (‘BRM’) service for companies of any size to bring all of the activity, access, data, services and people related to their brand as well as the locations of, and interactions with, content into a single location with a single login.  Mediavix BRM lets brand managers and content owners gain a full understanding of their reach and impact, engage with their audience and analyze all data for deep customer intelligence.

Their web-based, Brand Relationship Management is simple to use, aggregates data through comprehensive reporting & analytics and connects social media, offline media, and mobile access to business operations.

Therefore, despite the tangled web of media applications and services that we all face today, Mediavix strengthens brands by simplifying digital lives and eliminating the barriers between media, marketing and technology.

BF Acquisition Group, Inc. /Incredible 3D, Inc. (“Incredible 3D”) is headquartered in Wilmington, Delaware. BF Acquisition Group V, Inc. is a non-reporting, non-trading, registered company with the SEC.  Incredible 3D is the wholly owned subsidiary of BF Acquisition Group V, Inc.  Incredible 3D entered into an Asset Sale Agreement with Multi-view Technologies, Inc., a Delaware corporation, whereby Incredible 3D acquired all of the equipment, software, intellectual property, inventory and goodwill of Multi-view Technologies, Inc. valued at $161,092.67 in exchange for Incredible 3D assuming Multi-view Technologies, Inc.’s creditor obligations in the amount of $161,092.67. Incredible 3D is a development stage corporation organized in October 2009.

Incredible 3D intends to become the first end-to-end facilitator of eyewear-free 3D digital media products and solutions in a space which is projected to grow double digits over the next 7 years. Their business will be comprised of three business units: (i) Digital Signage; (ii) Incredible 3D TV (portal, partnerships); and (iii) Applications, Products and Licensed Solutions. All three business units will focus a significant percentage of their business on the eyewear-free market, but they will build brand identity and market share through some work in overall 3D market.

Innovation Industries (“Innovation”) is headquartered in Chester, Pennsylvania. The company’s Founder and President, William Wilkinson, is the largest inventor of fitness/exercise equipment and holds over 200 domestic and foreign patents. It has an impressive history of developing and marketing exceptional consumer products and is a leader in fitness and exercise equipment products.

Will is the inventor of Step aerobics and co-founder of Step Reebok, which started the modern fitness movement. He was also the lead developer of products for Nordic Track and invented Total Body/dual action exercise machines popularized in the early 90s. In addition, he co-developed, with National Media of Philadelphia, PA, the Bruce Jenner line of fitness equipment which included the PowerWalk Plus treadmill. Will’s latest blockbuster, GetAGrip®, is a first-to-market game changer that will redefine how we improve strength in hands, wrists, and forearms with virtually no competition in today’s marketplace.

The GetAGrip® was launched in July 2010 through an online marketing campaign and the infomercial is currently being tested and should be launched sometime in the fall 2010.

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

The net asset value and net asset value per share of common stock of our Company at the end of each fiscal quarter is as follows:

		Net Asset Value
Date	Net Asset Value	Per Share

April 30, 2010	$4,174,316	$0.65

January 31, 2010	$3,551,085	$0.55

October 31, 2009	$3,500,248	$0.55

July 31, 2009	$4,323,332	$0.67

April 30, 2009	$4,268,861	$0.67

January 31, 2009	$3,341,565	$0.55

October 31, 2008	$2,218,331	$0.38

July 31, 2008	$4,959,096	$0.84

April 30, 2008	$5,599,232	$0.98

January 31, 2008	$3,217,402	$0.57

October 31, 2007	$3,323,505	$0.61

July 31, 2007	$2,667,599	$0.49

April 30, 2007	$4,097,464	$0.75

January 31, 2007	$3,873,969	$0.71

October 31, 2006	$4,052,654	$0.75

July 31, 2006	$2,426,652	$0.45

April 30, 2006	$2,243,790	$0.46

January 31, 2006	$2,304,214	$0.48

October 31, 2005	$2,164,418	$0.43

July 31, 2005	$1,921,122	$0.39

At April 30, 2010, approximately all of our Company’s investments were recorded at fair value.

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

At April 30, 2010, our Company had current year taxable income of $69,085 with a carryforward net operating loss of $287,231 from April 30, 2009.

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

Employees and Management Fees

Our Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees.  At such time, if ever, as our Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.  As of April 30, 2010 our Company employed five full-time employees.

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

As of April 30, 2010, we had cash resources of $6,567.  In the year ended April 30, 2010 we had revenues of $55,239, virtually all of which were received in the form accounting services provided to our portfolio companies. Consequently, we have been required either to sell new shares of our common stock or securities of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments. This practice is likely to continue in the fiscal year ending April 30, 2011 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you that we will be able to find investors willing to purchase new Company shares or securities of portfolio companies at a price and on terms acceptable to our Company, in which case, we could deplete our cash resources.

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

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2010, approximately 30% of the Company's asset value resulted from a single portfolio holding and over 93%, from four portfolio holdings.

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

Our business of making private equity investments and positioning our portfolio companies for liquidity events might be adversely affected by current and future capital markets and economic conditions. The public equity markets currently provide less opportunity for liquidity events than at times in the past when there was more robust demand in the public equities markets. The potential for public market liquidity could further decrease and could lead to an inability to realize potential gains or could lead to financial losses in our portfolio and a decrease in our revenues, net income and assets. Recent government reforms affecting publicly traded companies, stock markets, investment banks and securities research practices have made it more difficult for smaller companies to successfully make securities offerings of their equity securities, and such reforms have increased the expense and legal exposure of being a public company. Slowdowns in the equities markets may also have an adverse effect on the frequency and prices of acquisitions of privately held companies. A lack of merger and/or acquisition opportunities for privately held companies also may have an adverse effect on the ability of these companies to raise capital from private sources. Public equity market response to smaller companies is uncertain. An inability to engage in liquidity events could negatively affect our liquidity, our reinvestment rate in new and follow-on investments and the value of our portfolio.

The returns on our investments in our portfolio companies that become publicly traded are uncertain.

When the securities of our portfolio companies become publicly traded, those securities are considered unseasoned issues. Unseasoned issues tend to be highly volatile and have uncertain liquidity, which may negatively affect their price. In addition, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time. The market price of securities that we hold may decline substantially before we are able to sell these securities. The market for unseasoned stocks is less liquid than other securities, especially those traded in the over-the-counter markets.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “UCMT,” and it has a limited trading market. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock, your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock.

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

Item 3.

Legal Proceedings

The following is a brief description material pending legal proceedings, other than ordinary, routine litigation incidental to our business, to which our Company is a party.

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

MICCO World, Inc. Lawsuit

In July 2010, the Company filed a lawsuit against MICCO World, Inc. (formerly known as Constellation Group, Inc.) and its officers, Phil Lundquist, Steven Brisker and Tom Ridenour (collectively known as the “Defendants”).  This lawsuit was filed in the Superior Court of Delaware in New Castle County.  This lawsuit was filed in response to various activities by the Defendants that include misleading investors, making disparaging remarks about the Company, misrepresentation of capital structure, and misappropriation of funds.

The Company is seeking judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTC Bulletin Board since June 15, 2006.  The Company’s common stock trades under the symbol “UCMT”.

Market Information

		High		Low
		Bid	Asked	Bid	Asked

2009	1st Quarter	$1.07	$1.20	$0.51	$0.65
	2nd Quarter	$1.05	$1.16	$0.30	$0.50
	3rd Quarter	$0.75	$0.85	$0.20	$0.30
	4th Quarter	$0.72	$0.99	$0.10	$0.22

2010	1st Quarter	$0.34	$0.49	$0.14	$0.30
	2nd Quarter	$0.58	$0.75	$0.11	$0.32
	3rd Quarter	$0.54	$0.87	$0.25	$0.36
	4th Quarter	$0.40	$0.64	$0.02	$0.33

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of August 11, 2010, the Company had approximately 599 holders of record of its Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	625,000	$ 0.20	1,000,000
Equity compensation plans not approved by security holders	--	--	---
Total	625,000	$ 0.20	1,000,000

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and we have reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total return during the period from April 30, 2005 to April 30, 2010, for the Company’s common stock, the Company’s Peer Group and the Russell Microcap Index. This graph assumes the investment of $100 in the Company’s common stock, the Company’s Peer Group and the stock in the companies comprising the [index] on April 30, 2005 and the reinvestment of all dividends.

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K.  The following selected information is taken from those financial statements:

Financial Position as of:

	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006	April 30, 2005
Total assets	$ 5,375,880	$ 5,497,085	$ 8,265,499	$ 6,736,345	$ 3,546,337	$ 3,010,892
Total Liabilities	$ 1,201,564	$ 1,228,224	$ 2,266,267	$ 2,638,881	$ 1,302,547	$ 714,854
Net assets(1)	$ 4,174,316	$ 4,268,861	$ 5,599,232	$ 4,097,464	$ 2,243,790	$ 2,296,038
Net asset value per outstanding share	$ 0.65	$ 0.67	$ 0.98	$ 0.75	$ 0.46	$ 0.48
Cash dividend paid	$ -	$ -	$ -	$ -	$ -	$ -
Cash dividends paid per outstanding shares	$ -	$ -	$ -	$ -	$ -	$ -
Shares outstanding, end of year(1)	6,412,426	6,412,426	5,702,720	5,438,274	4,917,634	4,808,200

Operating Data for the Year Ending:

	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006	April 30, 2005

Total investment income	$ 55,239	$ 960,424	$ 3,845,715	$ 3,294,637	$ 894,745	$ 211,250
Total expenses(2)	$ 846,861	$ 2,038,412	$ 1,164,201	$ 2,246,754	$ 990,802	$ 736,063
Net operating income (loss)	$ (791,622)	$ (1,077,988)	$ 2,681,514	$ 1,047,883	$ (96,057)	$ (524,813)
Total tax benefit (expense)	$ 953,000	$ 949,000	$ (838,000)	$ (214,000)	$ 585,000	$ (653,000)
Other income (expense)	$ (40,992)	$ (112,524)	$ (26,300)	$ 267,924	$ -	$ -
Net realized (loss) income from investments	$ (153,277)	$ (2,154,786)	$ (2,069,152)	$ (644,342)	$ -	$ -
Unrealized appreciation (depreciation) on investments	$ (218,492)	$ (323,709)	$ 1,498,262	$ (406,953)	$ (1,376,456)	$ 2,168,476
Net (decrease) increase in net assets resulting from operations	$ (251,383)	$ (2,720,007)	$ 1,246,324	$ 50,512	$ (887,513)	$ 990,663
Net Increase (Decrease) in Net Assets Per Share	$ (0.04)	$ (0.45)	$ 0.23	$ 0.29	$ 0.07	$ 0.48

(1)

We completed offerings of our common stock as follows:  0 shares during the year ending April 30, 2010; 709,706 shares during the year ending April 30, 2009; 264,446 shares during the year ending April 30, 2008; 520,640 shares during the year ending April 30, 2007; 109,434 shares during the year ending April 30, 2006; and 4,808,200 shares during the year ending April 30, 2005

(2)

Included in total expenses is non-cash, stock-based, compensation expense of $5,088 for the year ending April 30, 2010; $1,051,136 for the year ending April 30, 2009; $9,336 for the year ending April 30, 2008; $634,946 for the year ending April 30, 2007; $0 for the year ending April 30, 2006; and $0 for the year ending April 30, 2005

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ending April 30, 2010	At and for the Year Ending April 30, 2009

Total Assets	$5,375,880	$5,497,085
Net Assets	$4,174,316	$4,268,861
Net Asset Value Per Share	$0.65	$0.67
Net Unrealized Appreciation/(Depreciation) On Investments	($218,492)	($323,709)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2010 were primarily attributable to:

•

During December 2009, which was later amended in 2010, the Company signed a one year management agreement with PR Specialists, Inc. /Mediavix, Inc. (“Mediavix”) in exchange for 2,500,000 shares of its common stock valued at $2,500, fair value.  Our Company’s investment in Mediavix was valued at $1,250,000 at April 30, 2010 for a net unrealized appreciation of $1,247,500 for the year then ended.

•

BF Acquisition Group V, Inc. / Incredible 3D, Inc. (“Incredible 3D”) average valuation increased from $0.016 to $0.32 per share during the year ending April 30, 2010.  During October 2009, the Company signed a three month management agreement with Incredible 3D in exchange for 1,900,000 shares of its common stock valued at $1,900, fair value.  Our Company’s investment at April 30, 2010 included 2,000,000 shares of common stock at a value of $640,000, for a net unrealized appreciation of $636,475 for the year then ended.

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted shares and warrants decreased from $2.00 to $0.95 per share during the year ending April 30, 2010 for a net unrealized depreciation of $1,040,820.  Our Company’s total investment in Vystar was $1,227,180 at April 30, 2010 compared to $2,268,000 at April 30, 2009.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants increased from $0.42 to $1.37 per share during the year ending April 30, 2010 for a net unrealized appreciation of $240,480.   Our total investment in LWLG at April 30, 2010 was $758,742 compared to $518,262 at April 30, 2009.

•

iVolution Medical (“IVM”) average valuation on restricted and unrestricted shares and warrants decreased from $0.50 to $0.25 per share during the year ending April 30, 2010 for a net unrealized depreciation of $353,000.  Our total investment in IVM at April 30, 2010 was $293,000 compared to $646,000 at April 30, 2009.

•

SIVOO Holdings, Inc. (“SIVOO”) average valuation on restricted and unrestricted shares and warrants decreased from $0.015 to $0.00 per share during the year ending April 30, 2010 for a net unrealized depreciation of $20,768.

•

During the year ending April 30, 2010, we wrote off our stock and warrants in Multi-View Technologies, Inc., which were valued at $1,245,000 at April 30, 2009 and recognized a loss of $21,000 or the year ending April 30, 2010.

•

During the year ending April 30, 2010, we wrote off our warrants in MICCO World, which were valued at $605,000 at April 30, 2009 and recognized a loss of $6,000 for the year ending April 30, 2010.

•

During the year ending April 30, 2010, we wrote off our warrants in MICCO World, which were valued at $605,000 at April 30, 2009 and recognized a loss of $6,000 for the year ending April 30, 2010.

•

The decrease in cash of $8,864.

•

The increase in accounts payable and accrued expenses of $4,104.

•

The increase in net deferred tax asset of $953,000.

•

The decrease in deferred revenue of approximately $2,630, which is due mainly to management services revenue of $7,030 ($3,588 for IVM; $1,900 for Incredible 3D; $1,042 for Mediavix; $250 for MVT; $250 for DCMC) which was earned during the year ending April 30, 2010, offset by deferred revenue of $4,400 ($2,500 for Mediavix; $1,900 for Incredible 3D) for two new management contracts that were signed during the year ending April 30, 2010.

•

The decrease in current income taxes payable of approximately $7,000.

•

The addition to Net Capital of $156,838 consists of share-based compensation expense of $5,088 and Officer’s compensation that was contributed to capital of $151,750.

We had cumulative unrealized appreciation of $1,341,128 at April 30, 2010 compared to cumulative unrealized appreciation of $1,559,620 at April 30, 2009.

At April 30, 2010 and April 30, 2009, $4,179,222 or approximately 78% and $5,310,972 or approximately 97% of our assets, respectively, consisted of investments, of which net unrealized depreciation before the income tax effect were $218,492 and $323,709, respectively.  Deferred tax liability (asset) has been estimated at approximately ($920,000) and $33,000, at the years ending April 30, 2010 and 2009, respectively.

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

Our Company expenses include salaries and wages (but officer salaries did not accrue until November 15, 2004 and then were contributed as capital during the year ended April 30, 2007), professional fees, insurance expense, interest expense and depreciation. General and administrative costs include rent, office, travel and entertainment and other overhead costs.

Year ended April 30, 2010 compared to the year ended April 30, 2009 and April 30, 2008

For the year ended April 30, 2010 we had revenue for services in the amount of $55,239 compared to $960,424 for the year ended April 30, 2009 and $3,845,715 for the year ended April 30, 2008.  Approximately 13% of our revenue for services was received in the form of equity securities for the year ended April 30, 2010 compared to approximately 96% for the year ended April 30, 2009 and approximately 98% for the year ended April 30, 2008.

 Total operating expenses for the year ended April 30, 2010 were $846,861, the principal components of which were professional fees of $138,769, of which $65,429 represents audit fees approximately $26,113 of legal expense, and approximately $20,000 in consulting expense.  Additionally, principal components of operating expenses include $388,995 for payroll which includes $5,088 of share based compensation expense and $151,750 of officer compensation as contributed capital, $98,667 in bad debt expense, $104,133 of insurance expense and $81,274 of general and administrative expense.  By comparison, total operating expenses for the year ended April 30, 2009 were $2,038,412, the principal components of which were professional fees of $458,263, payroll expense of $1,208,229 ($1,051,136 was share based compensation expense), bad debt expense of $140,765, insurance expense of $97,172, and general and administrative expenses of $104,458.  By comparison, total operating expenses for the year ended April 30, 2008 were $1,164,201, the principal components of which were payroll of $105,104, professional fees of $854,132, insurance of $76,821 and general and administrative expenses of $85,338.

We realized a loss from operations of $791,622 for the year ended April 30, 2010 compared to a loss of $1,077,988 for the year ended April 30, 2009 and a gain from operations of $2,681,514 for the year ended April 30, 2008.

Our Company had net unrealized depreciation of $218,492 at year end April 30, 2010, compared to a net unrealized depreciation of $323,709 at year end April 30, 2009 and a net unrealized appreciation of $1,498,262 at year end April 30, 2008.

For the year ending April 30, 2010, we had a recognized loss on disposal and sale of several of our portfolio company investments of $153,277, which consists mainly of $119,986 of a net loss from the sale of various portfolio companies’ common stock and $33,000 of loss from the write off of three portfolio company investments.

Our company had a recognized loss on disposal and sale of investments of $2,154,786 for the year ended April 30, 2009.  This consists mainly of $1,907,213 of a net loss from the write off of three portfolio company investments and a net loss of $283,211 on the sale of various portfolio companies’ common stock, offset by a net gain of $35,730 on the exchange of two portfolio companies’ common stock for investor relations services.

For the year ending April 30, 2008, our company had a recognized loss on disposal of investments of $2,069,152.  This loss consists of $1,813,687 for the write off of one portfolio company investment and a net loss of $255,465 on the sale of various portfolio companies common stock.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions to obtain liquidity.  We had $6,567 of cash at April 30, 2010.   Consequently, payment of operating expenses and cash with which to make investments will have to come similarly from equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, our Company may not sell shares of common stock at less than our net asset value except in certain limited circumstances.

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

Stock-Based Compensation

On May 1, 2006, the Company adopted ASC 718 formerly, Statement of Financial Accounting Standard of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended), using the modified prospective method as permitted under SFAS 123(R).  Under this transition method, compensation cost recognized in the first quarter of fiscal 2007 includes compensation cost for all share-based payments granted prior to but not yet vested as of April 30, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123.  In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for the prior periods have not been restated.

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

See attached Appendix A.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.

 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934,) as of the end of the period covered by this Annual Report on Form 10-K required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report the Company’s Disclosure Controls were effective.

Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of the Company’s internal control over financial reporting are included within its disclosure controls, they are included in the scope of the Company’s annual controls evaluation.

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of as of as of April 30, 2010.

Limitations on the Effectiveness of Controls. The Company’s management, including the principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance.

(a)  Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Michael D. Queen	54	Director, Chief Executive Officer	1 yr/Since 2004
Theresa Q. Hoffmann	37	Vice President of Finance Secretary, Treasurer	1 yr/Since March 2009
Charles E. Hoover	54	Vice President	1 yr/Since May 2008
Robert G. Oberosler	53	Director	1 yr/Since October 2009
Steven P. Pruitt, Jr.	33	Director	1 yr/Since 2004
Jeffrey P. Muchow	62	Director	1 yr/Since 2004

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

Robert G. Oberosler, Director. Mr. Oberosler has been a Director since October 2009.  Prior to that, he was President and Chief Operating Officer of the Company from February 2009 to April 2010. From April 2010 to the present, Mr. Oberosler holds the position of Group Vice President with Rite Aid Store Inc. From March 2008 to December 2008, Mr. Oberosler served as a turnaround professional for Theater Xtreme Entertainment Group, Inc., a distressed retailer of home theater packages and a franchise marketing company. During that period, Mr. Oberosler served as President and subsequently Chief Executive Officer of that company.  On December 15, 2008, Theater Xtreme Entertainment Group, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 7 of Title 11 of the United States Code.  From 1998 to 2008, Mr. Oberosler held various officer positions with Pathmark Stores, Inc.  Specifically, from 1998 to 2001, he served as Senior Vice President - Asset Management; from 2001 to 2005, he served as Senior Vice President - Store Operations; from 2005 to 2006, he served as Senior Vice President - Asset Management & Special Projects, from 2006 - February 2008, he served as Senior Vice President - Distribution, Logistics & Asset Management.

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

Jeffrey P. Muchow, Director.  Mr. Muchow is a veteran of the food and agricultural processing industries.  Since 2001 he has served as an independent consultant in business startups, mergers and turnaround situations for food processing enterprises.  From 2000 to 2001, he served as President of Vertia, Inc., a supply chain company engaged in supply chain services for perishable food companies, and from 1999 to 2000 he served as Vice President – Business Development of Working Machines, Inc.  Mr. Muchow received his Master’s Degree in Agricultural Economics from the University of Missouri and an MBA from the University of Northern Colorado.

 Independence of the Board of Directors

After review of all relevant information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its senior management and independent auditors, the Board of Directors has determined affirmatively that Steven P. Pruitt Jr. and Jeffrey Muchow are independent directors (and not “interested persons” within the meaning of the Investment Company Act of 1940).  Independent directors are those directors that are determined not to be interested persons within the meaning of the Investment Company Act of 1940.  On June 4, 2009, Thomas Pickard, an independent member of the Board of Directors, resigned for health reasons.  He was replaced in September 2009 by the appointment of Stephen J. Laukaitis.  Due to potential conflicts of interest, Mr. Laukaitis resigned as a member of the Board of Directors in April 2010.  In October 2009, Joseph Drennan resigned as a Vice President and a member of the Board of Directors for personal reasons.  We currently have four board members, of which two are independent, which does not meet the requirement that our board of directors to be comprised of a majority of independent directors.

Meetings of the Board of Directors and Committees

Directors do not receive compensation for their services as directors.

The Board of Directors held two meetings during fiscal year 2010.  All Company directors are expected regularly to attend Board and committee meetings and stockholder meetings and to spend the time needed, and meet as frequently as necessary, to discharge their responsibilities properly.  During fiscal year 2010, each member of the Board of Directors attended 100% of meetings of the Board of Directors and Committees of the Board of Directors on which he served, held during the period for which he was a director or committee member, respectively.

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

The Board does not feel it is necessary to have a Compensation Committee because the Company has a small number of employees and has only three executive officers.  Presently, the independent directors review and approve the compensation provided to the executive officers.

Audit and Compliance Committee

The Audit and Compliance Committee (the “Audit Committee”) is currently comprised of Steven P. Pruitt, Jr. (Chair) and Jeffrey Muchow.  Each of the members of the Audit Committee is independent as currently defined under Rule 10A-13(b)(1)(iii) of the Securities Exchange Act of 1934, as amended, and no such member is an “interested person” of the Company within the meaning of Section 2(a)(19) of the Investment Company Act of 1940, as amended.

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

During the 2010 fiscal year, the Audit Committee held 2 meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Code of Ethics

The Company has adopted a Code of Ethics that also applies to its principle executive officer and principal financial officer.  The text of the Code of Ethics is available on the Company’s website at http://www.unicapman.com.  Upon the written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our code of ethics.

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

For the fiscal year ended April 30, 2010, the principal components of compensation for the Company’s executive officers were annual base salary and long-term equity compensation.  The independent directors subjectively apportion total compensation among these elements in such proportions as they determine are appropriate in the circumstances and, therefore, such apportionment may vary from time to time and among executives.  The independent directors retain the flexibility to consider various factors when making compensation decisions, including external market forces, individual circumstances and performance.

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

The independent directors from time to time determine whether to award options to purchase shares of the Company’s common stock to the Company’s executive officers, including its names executive officers.  The stock option awards made to the Company’s named executive officers during the fiscal year ended April 30, 2010, are set forth below in “Grants of Plan-Based Awards”.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended April 30, 2010, 2009 and 2008.

Summary Compensation Table
Name and principal position	Year Ending	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D. Queen(1)	4/30/10 4/30/09 4/30/08	0 0 0	0 0 0	0 0 0	0 250,769 0	0 0 0	0 0 0	0 0 0	0 250,769 0

Robert G. Oberosler(2)	4/30/10 4/30/09	0 0	0 0	0 0	0 67,248	0 0	0 0	0 0	0 67,248

Theresa Q. Hoffmann(3)	4/30/10 4/30/09	75,000 11,540	0 0	0 0	0 0	0 0	0 0	0 0	75,000 11,540

Charles E. Hoover(4)	4/30/10 4/30/09	75,000 75,010	0 0	0 0	0 273,180	0 0	0 0	0 0	75,000 348,190

Joseph Drennan(5)	4/30/10 4/30/09 4/30/08	0 0 0	0 0 0	0 0 0	0 167,179 0	0 0 0	0 0 0	0 0 0	0 167,179 0

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

(2)

Mr. Oberosler was appointed president and Chief Operating Officer on February 23, 2009.  He received an option to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.20 per share, exercisable immediately and expiring on February 23, 2019.  Mr. Oberosler exercised the options on February 24, 2009 for $75,000. Mr. Oberosler resigned as our President and Chief Operating Officer on April 22, 2010.

(3)

Mrs. Hoffmann was appointed Vice President of Finance on March 11, 2009.

(4)

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

(5)

From inception to March 2009, Mr. Drennan served as Chief Financial Officer, Secretary and Treasurer.  From inception to October 2009, Mr. Drennan served as Vice President and as a director of the Company.  On August 11, 2008, Mr. Drennan received an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.87 per share, exercisable immediately and expiring on August 11, 2018.  In February 2009, Mr. Drennan rescinded all rights to his options.  Mr. Drennan resigned as our Vice President on October 15, 2009.

Grants of Plan Based Awards

There were no grants of plan based awards during the year ending April 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each named officer outstanding as of April 30, 2010:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Yet Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

Theresa Q. Hoffmann	300,000	---	---	$0.20	02/24/2019	---	---	---	---

Option Exercises and Stock Vested

There were no exercises or vesting during the year ending April 30, 2010.

Compensation of Directors

There was no compensation of directors for the year ending April 30, 2010.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 11, 2010, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock.  The address of each person in the table where no other address is specified is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)(2)

Michael D. Queen	404,500(3)	6.30%

Robert G. Oberosler	409,000	6.38%

Joseph Drennan	400,000	6.24%

McCrae Associates, LLC 196 Fern Avenue Litchfield, CT 06759	500,000(4)	7.79%

David Bovi 319 Clematis Street Suite 700 West Palm Beach, FL 33401	542,900	8.47%

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

(2)

Applicable percentages are based on 6,412,426 shares outstanding on August 11, 2010, adjusted as required by rules promulgated by the SEC.

(3)

Includes 400,500 shares owned by Mr. Queen’s wife (of which 349,500 shares are owned by Zenith Holdings, Inc., 50,000 shares are owned by Zenith Enterprises and 5,500 are owned by her 401K plan) as to which he disclaims beneficial ownership.

(4)

Includes 200,000 shares owned by Liberator, LLC, which the Company believes is under common control with McCrae Associates LLC.  The Company has taken the position in litigation among the parties that Liberator LLC is not entitled to such 200,000 shares and that McCrae is not entitled to the 300,000 shares set forth in the Security Ownership table.

Security Ownership of Management

The following table sets forth, as of April 30, 2010, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned (1)(2)

Michael D. Queen	404,500	(3)	6.30%
Robert G. Oberosler	409,000		6.38%
Theresa Q. Hoffmann	300,000	(4)	6.24%
Joseph T. Drennan	400,000		4.68%
Jeffrey P. Muchow	100,000		1.56%
Steven P. Pruitt, Jr.	100,000		1.56%
Charles E. Hoover	-		-
All executive officers and directors as a group (7 persons)	1,364,500	(3)	21.20%

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

(2)

Applicable percentages are based on 6,412,426 shares outstanding on August 11, 2010, adjusted as required by rules promulgated by the SEC.

(3)

Includes 400,500 shares owned by Mr. Queen’s wife (of which 349,500 shares are owned by Zenith Holdings, Inc., 50,000 shares are owned by Zenith Enterprises and 5,500 are owned by her 401K plan) as to which he disclaims beneficial ownership.

(4)

Consists of an option to purchase 300,000 shares of common stock exercisable within 60 days from the date hereof.

Item 13.

 Certain Relationships and Related Transactions, and Director Independence

On November 1, 2008 the Company entered into a promissory note with Barbara Queen, Michael Queen’s wife, in the amount of $294,000.  This amount was the total that was loaned to the Company over a period of two years prior, beginning in November 2006, on behalf of Mrs. Queen to fund Company operations.  The promissory note calls for interest of eight percent (8%) annum beginning on November 2008.  The promissory note is payable on demand.

In February 2009 the Company’s brokerage accounts were frozen.  At that time, the Company’s operational activities were funded by the sale of its liquid portfolio company common stock in the open market.  In order to continue Company operations, our Chief Executive Officer, Michael Queen, agreed to sell personal shares of portfolio company common stock that he owned to fund the Company’s operations until such time as the Company’s brokerage accounts were un-frozen with a stipulation that he would receive from the Company the same number of shares that he sold at a future time. In September 2009, 164,070 shares owed to Mr. Queen were returned to him in repayment for a total of $78,000 that he loaned to the Company, from February to April 2009, from the sale of his personal shares of portfolio company stock.

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

Director Independence

After review of all relevant information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its senior management and independent auditors, the Board of Directors has determined affirmatively that Steven P. Pruitt Jr. and Jeffrey Muchow are independent directors (and not “interested persons” within the meaning of the Investment Company Act of 1940).  Independent directors are those directors that are determined not to be interested persons within the meaning of the Investment Company Act of 1940.  On June 4, 2009, Thomas Pickard, an independent member of the Board of Directors, resigned for health reasons.  He was replaced in September 2009 by the appointment of Stephen J. Laukaitis.  Due to potential conflicts of interest, Mr. Laukaitis resigned as a member of the Board of Directors in April 2010.  We currently have four board members, of which two are independent, which does not meet the requirement that our board of directors to be comprised of a majority of independent directors.

Committees

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

The Board does not feel it is necessary to have a Compensation Committee because the Company has a small number of employees and has only three executive officers.  Presently, the independent directors review and approve the compensation provided to the executive officers.

Item 14.

Principal Accountant Fees and Services.

Audit and Related Fees

Morison Cogen LLP has been the independent accounting firm and has audited the financial statements of the Company since August 16, 2004 (inception) through April 30, 2009.

The following table shows the aggregate fees billed to the Company by Morison Cogen LLP for professional services rendered for the fiscal years ended April 30, 2010, 2009 and 2008:

	For the Year Ending	For the Year Ending	For the Year Ending
Description of Fees	April 30, 2010	April 30, 2009	April 30, 2008

Audit Fees	$-	$30,000	$19,000
Audit-Related Fees	$-	$-	$-
Tax Fees	$-	$6,100	$5,000
All Other Fees	$-	$-	$-

	$-	$36,000	$24,000

Salberg & Company, P.A. has been the independent accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2010 and has reaudited the Company’s financial statements for fiscal years ended April 30, 2009 and 2008.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered during the fiscal years ended April 30, 2010:

	For the Year Ending	For the Year Ending	For the Year
Description of Fees	April 30, 2010	April 30, 2009	Ending April 30, 2008

Audit Fees	$19,000	$15,000	$15,000
Audit-Related Fees	$-	$-	$-
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

	$19,000	$15,000	$15,000

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

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1)

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Assets and Liabilities as of April 30, 2010 and April 30, 2009

Statement of Operations for the years ended April 30, 2010, April 30, 2009 and April 30, 2008.

Statement of Changes in Net Assets for the years ended April 30, 2010, April 30, 2009 and April 30, 2008

Schedule of Investments as of April 30, 2010 and April 30, 2009

Statement of Cash Flows for the years ended April 30, 2010, April 30, 2009 and April 30, 2008

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

August 13, 2010
By: /s/ Michael D. Queen
Michael D. Queen, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Michael D. Queen Michael D. Queen	Chief Executive Officer and Director (principal executive officer)	August 13, 2010

/s/ Theresa Q. Hoffmann Theresa Q. Hoffmann	Vice President of Finance (principal financial officer)	August 13, 2010

/s/ Robert G. Oberosler Robert G. Oberosler	Director	August 13, 2010

/s/ Charles E. Hoover Charles E. Hoover	Vice President	August 13, 2010
/s/ Steven P. Pruitt, Jr. Steven P. Pruitt, Jr.	Director	August 13, 2010
/s/ Jeffrey P. Muchow Jeffrey P. Muchow	Director	August 13, 2010

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2010, 2009 AND 2008

UNIVERSAL CAPITAL MANAGEMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Universal Capital Management, Inc.

We have audited the accompanying statements of assets and liabilities of Universal Capital Management, Inc. including the schedule of investments, as of April 30, 2010 and 2009, and the related statements of operations, and cash flows for the years ended April 30, 2010, 2009 and 2008 and the statement of changes in net assets and schedule of financial highlights for the years ended April 30, 2010, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Notes 2 and 3 to the financials statements, securities amounting to $3,790,300 (71% of total assets and 91% of net assets) at April 30, 2010 and $5,159,380 (94% of total assets and 121% of net assets) at April 30, 2009 have been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applies by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. at April 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended April 30, 2010, 2009 and 2008, and the statement of changes in net assets and schedule of financial highlights for the years ended April 30, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

August 11, 2010

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	April 30, 2010	April 30, 2009
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $525,951 and $3,196,799)	$ 1,052,042	$ 4,038,079
Affiliate investments (cost: $2,312,143 and $554,552)	3,127,180	1,272,893
Total Investments	4,179,222	5,310,972

Cash and cash equivalents	6,567	15,431
Receivables
Note receivable - affiliates (net of allowance: $30,014 and $123,755)	-	29,005
Accounts receivable - non-affiliates (net of allowance: $0 and $15,000)	-	7,385
Due from non-affiliates	11,601	-
Due from affiliates (net of allowance: $3,500 and $0)	228,678	123,720
Total Receivables	240,279	160,110

Prepaid expenses	26,131	4,992
Property and equipment, net	2,581	4,480
Deferred income tax	920,000	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$ 5,375,880	$ 5,497,085

LIABILITIES
LIABILITIES
Accounts payable	$ 320,785	$ 369,061
Accounts payable, related parties	7,213	1,411
Accrued expenses	193,802	147,224
Current income taxes payable	132,000	139,000
Advances from shareholders	22,000	6,000
Notes payable	23,154	24,177
Note payable, related parties	367,372	375,372
Accrued interest	92,050	116,087
Accrued interest, related parties	41,730	12,804
	1,200,106	1,191,136
Deferred revenue
Non-affiliates	-	3,588
Affiliates	1,458	500
Total Deferred Revenue	1,458	4,088

Deferred income taxes	-	33,000

TOTAL LIABILITIES	1,201,564	1,228,224

CONTINGENCIES (NOTE 13)

NET ASSETS	$ 4,174,316	$ 4,268,861

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
April 30, 2010 and April 30, 2009	$ 6,412	$ 6,412
Additional paid-in capital	6,214,202	6,057,364
Accumulated income
Accumulated net operating income	1,738,803	1,618,417
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,021,557)	(4,868,280)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	1,341,128	1,559,620

Net Assets	$ 4,174,316	$ 4,268,861

Equivalent per share value based on 6,412,426 shares of common stock
outstanding as of April 30, 2010 and April 30, 2009	$ 0.65	$ 0.67

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009	For the Year Ending April 30, 2008

INCOME
Management services
Non-affiliates	$ 3,588	$ 888,328	$ 3,587,119
Affiliates	3,442	26,500	197,255
Total Management Services	7,030	914,828	3,784,374

Interest income	1,009	9,596	10,941
Accounting services
Non-affiliates	1,500	30,000	44,000
Affiliates	45,700	6,000	6,400
Total Accounting Services	47,200	36,000	50,400

TOTAL INCOME	55,239	960,424	3,845,715

COST AND EXPENSE
Bad debt	98,667	140,765	6,000
Salaries and wages	388,995	1,208,229	105,104
Professional fees	138,769	458,263	854,132
Insurance	104,133	97,172	76,821
Interest expense	33,123	27,625	34,907
General and administrative	81,274	104,458	85,338
Depreciation	1,900	1,900	1,899
TOTALCOST AND EXPENSE	846,861	2,038,412	1,164,201

Income (loss) before income taxes and related interest	(791,622)	(1,077,988)	2,681,514

Income tax benefit (provision)	953,000	949,000	(838,000)
Penalties and interest	(27,842)	(86,224)	-
Interest expense	(13,150)	(26,300)	(26,300)

NET INCOME FROM OPERATIONS	120,386	(241,512)	1,817,214

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(153,277)	(2,154,786)	(2,069,152)
Unrealized appreciation (depreciation) on investments	(218,492)	(323,709)	1,498,262

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$ (251,383)	$ (2,720,007)	$ 1,246,324

Net increase (decrease) in net assets from operations per share:
Basic	$ (0.04)	$ (0.45)	$ 0.23
Diluted	$ (0.04)	$ (0.45)	$ 0.23

Weighted average shares:
Basic	6,412,426	6,025,951	5,517,046
Diluted	6,412,426	6,025,951	5,517,046

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ending	For the Year Ending	For the Year Ending
	April 30, 2010	April 30, 2009	April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$ (251,383)	$ (2,720,007)	$ 1,246,324
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	97,087	138,755	6,000
Write-off accounts receivable	1,580	-	-
Write-off loan deemed uncollectible	-	2,010	-
Purchase of investment securities	(60,806)	(3,496)	-
Exercise of warrants	(10,000)	-	-
Loss on sale of portfolio stock	153,277	2,154,786	2,069,152
Stock (received) granted for interest	-	-	22,508
Investment securities received in exchange for management services	(7,030)	(914,828)	(3,784,374)
Cancellation of shares for services	-	-	(100)
Depreciation expense	1,900	1,900	1,899
Stock based compensation expense	5,088	983,288	9,336
Stock options granted for operating expense	-	67,848	-
Officers' compensation contributed as capital	151,750	-	-
Net unrealized (appreciation) depreciation on investments	218,492	323,709	(1,498,262)
Deferred income taxes	(953,000)	(708,000)	1,124,000
Current income taxes	(7,000)	(241,000)	(290,000)
(Increase) decrease in assets
Due from portfolio companies	-	-	(748)
Miscellaneous receivables	-	-	(2,200)
Notes receivable non-affiliates	-	(7,547)	-
Notes receivable affiliates	(1,009)	(2,000)	-
Receivables non-affiliates	5,805	5,031	-
Due from affiliates	(162,272)	(72,261)	(11,220)
Due from non-affiliates	(21,360)	190	-
Prepaid expenses	2,015	5,165	31,008
Increase (decrease) in liabilities
Accounts payable	(48,276)	92,261	(37,630)
Accounts payable, related parties	5,802	1,411	-
Accrued expenses	46,578	76,224	(12,821)
Accrued interest	(24,037)	43,340	34,210
Accrued Interest, related parties	28,926	-	-
Net cash used in operating activities	(827,873)	(773,221)	(1,092,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	651,186	548,824	838,899
Interest receivable on notes - non-affiliates	-	-	(8,936)
Interest receivable on notes - affiliates	-	-	(2,005)
Loans for notes receivable	-	-	(25,000)
Net cash provided by investing activities	651,186	548,824	802,958

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	126,000	-	-
Proceeds from advance from shareholder - related party	16,000	-	150,000
Proceeds (Repayment) of debt	(24,177)	(119,451)	-
Proceeds from issuance of promissory note - related parties	50,000	-	-
Proceeds from exercise of employee options	-	75,000	-
Proceeds from issuance of common stock	-	263,500	50,000
Net cash provided by financing activities	167,823	219,049	200,000

NET IDECREASE IN CASH AND CASH EQUIVALENTS	(8,864)	(5,348)	(89,960)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,431	20,779	110,739

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 6,567	$ 15,431	$ 20,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$ 7,000	$ 10,000	$ 5,000

CASH PAID FOR INTEREST	$ -	$ -	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Securities received in exchange for deferred revenue	$ 4,400	$ 332,000	$ 3,400,702

Fin 48 for penalties and interest	$ -	$ 26,300	$ 26,300

Conversion of notes payable to equity	$ -	$ -	$ 200,000

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2010	April 30, 2009	April 30, 2008

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$ (251,383)	$ (2,720,007)	$ 1,246,324

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	-	263,500	50,000
Share-based compensation expense	5,088	983,288	9,336
Exercise of employee options	-	75,000	-
Common stock cancelled, services not performed	-	-	(100)
Conversion of notes payable to common stock	-	-	222,508
Stock options granted for operating expenses	-	67,848	-
Officers' compensation contributed as capital	151,750	-	-

NET CAPITAL SHARE TRANSACTIONS	156,838	1,389,636	281,744

TOTAL INCREASE (DECREASE)	(94,545)	(1,330,371)	1,528,068

ADJUSTMENT FOR FIN 48	-	-	(26,300)

NET ASSETS, BEGINNING OF YEAR	4,268,861	5,599,232	4,097,464

NET ASSETS, END OF YEAR	$ 4,174,316	$ 4,268,861	$ 5,599,232

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009	For the Year Ending April 30, 2008

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.67	$ 0.98	$ 0.75

Net income (loss) from operations, net of taxes (1)	(0.07)	(0.10)	0.28
Net realized loss on investments, net of taxes (1)	(0.01)	(0.22)	(0.23)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	0.04	(0.22)	0.13
Net increase from stock transactions (1)	0.02	0.23	0.05
	(0.02)	(0.31)	0.23

Net asset value, end of period	$ 0.65	$ 0.67	$ 0.98

Per share market value, end of period	$ 0.40	$ 0.24	$ 1.02

Investment return, based on net asset value at end of period	-2.99%	-31.63%	-29.66%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 4,174,316	$ 4,268,861	$ 5,599,232

Ratio of expenses to average net assets	20.06%	41.31%	24.01%
Ratio of net income (loss) from operations to average net assets	1.31%	19.47%	78.06%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,025,951	5,517,046

(1)			Calculated based on diluted weighted average number of shares outstanding during the period
(2)

Calculated as a balancing amount necessary to reconcile the change in net assets value per share with the other per share information presented.  This amount may not agree with the aggregate losses for the period because the difference in the net asset value at the beginning and end of period gains and does not inherently equal the per share changes of the line items disclosed.

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2010

				Number of
		Date of	% of	Units Held		Method of		Value at	% of
	Business	Acquisition	Portfolio	at April 30, 2010		Valuation (1)	Cost	April 30, 2010	Net Assets
Affiliate Investments (2)

PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	29.91%	2,500,000		(M)	$ 2,500	$ 1,250,000	29.95%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.77%	100,000		(M)	1,625	32,000	0.77%
		Nov-09	14.55%	1,900,000		(M)	1,900	608,000	14.57%
Vystar Corporation (4)(6)	Natural rubber latex	May-09	7.41%	193,238		(M)	376,191	309,180	7.41%
	products	Mar-10	18.38%	600,000	(5)	(M)	1,201,000	768,000	18.40%

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	Jul-08	3.59%	500,000		(I)	193,000	150,000	3.59%
common stock, expiring April 30, 2013 (5)(6)	products

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.24%			(C )	10,000	10,000	0.24%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000		(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD		(I)	-	-	0.00%

	Total Investments in Affiliates		74.85%				2,312,143	3,127,180	74.93%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	1.91%	52,462		(M)	48,651	79,742	1.91%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	16.26%	500,000		(I)	348,000	679,000	16.27%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring	Medical billing and medical	Jul-08	5.76%	1,000,000		(I)	112,000	241,000	5.77%
July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	1.21%	500,000		(I)	17,000	52,000	1.25%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software
Other (5)(6)(7)	Various	May-09	0.01%	3,000		(C )	300	300	0.01%

	Total Investments in Non-Affiliates		25.15%				525,951	1,052,042	25.21%

	Total Investments		100.00%				$ 2,838,094	$ 4,179,222	100.14%

	Cash and other assets, less liabilities							(4,906)	-0.14%

	Net assets at April 30, 2010							$ 4,174,316	100.00%

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

(4) Unrestricted securities – liquid securities.

(5) Restricted securities - illiquid securities; total illiquid securities of $3,780,300 make up 90.5% of total net assets as of April 30, 2010.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2009

					Number of
			Date of	% of	Units Held		Method of		Value at	% of
		Business	Acquisition	Portfolio	at April 30, 2009		Valuation (1)	Cost	April 30, 2009	Net Assets
Affiliate Investments (1)

	Multi-View Technologies, Inc. (privately held)	3D graphics imaging	Jul-08	18.84%	2,000,000	(5)	(M)	$ 20,000	$ 1,000,000	23.43%

	Warrant to purchase 500,000 shares of Multi-View Technologies,	3D graphics imaging	Jul-08	4.61%	500,000	(5)	(I)	1,000	245,000	5.74%
	Inc. (privately held) common stock expiring July 2013

	SIVOO Holdings, Inc.	High speed internet media	Dec-05 to Nov-06	0.19%	664,501	(4)	(M)	319,725	9,968	0.23%

	Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
	250,000 warrants expiring April 11, 2011		Apr-06	0.05%	250,000	(5)	(I)	-	2,700	0.06%
	150,000 warrants expiring November 14, 2011		Nov-06	0.03%	150,000	(5)	(I)	-	1,700	0.04%
	405,000 warrants expiring February 28, 2013		Feb-08	0.12%	405,000	(5)	(I)	206,202	6,400	0.15%

	Warrant to purchase 1,000,000 shares of Dominion Capital	SBA lending	Jul-08	0.10%	1,000,000	(5)	(M)	5,000	5,500	0.13%
	Management (privately held) common stock, expiring July 2013

	Warrant to purchase 500,000 shares of Dominion Capital	SBA lending	Jul-08	0.00%	500,000	(5)	(M)	1,000	-	0.00%
	Management (privately held) common stock, expiring July 2013

	BF Acquisition Group V, Inc.	Inactive company	Apr-05	0.03%	100,000	(5)	(M)	1,625	1,625	0.04%

		Total Investments in Affiliates		23.97%				554,552	1,272,893	29.82%

Non-Affiliate Investments (2)

	Warrant to purchase 1,000,000 shares of Vystar Corporation (5)	Natural rubber latex	Apr-08	37.47%	1,000,000	(5)	(I)	$ 1,991,000	$ 1,991,000	46.63%
	common stock, expiring January 31, 2013	products

	Warrant to purchase 500,000 shares of Vystar Corporation (5)	Natural rubber latex	Jul-08	5.21%	500,000	(5)	(I)	193,000	277,000	6.49%
	common stock, expiring April 30, 2013	products

	Lightwave Logic, Inc.	Plastics engineering	Feb-07	2.67%	338,005	(4)	(M)	196,313	141,624	3.32%
			Jan-09	3.16%	400,000	(5)	(M)	332,400	167,638	3.93%

	Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	3.94%	500,000	(5)	(I)	348,000	209,000	4.90%
	Inc. common stock, expiring February 2013

	Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	9.24%	1,000,000	(5)	(I)	112,000	491,000	11.50%
	Systems, Inc. (3) common stock, expiring July 2013	records software

	Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	2.92%	500,000	(5)	(I)	17,000	155,000	3.63%
	Systems, Inc. (3) common stock, expiring July 2013	records software

	Warrant to purchase 1,000,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	9.25%	1,000,000	(5)	(I)	6,000	491,000	11.50%
	common stock expiring July 2013

	Warrant to purchase 500,000 shares of MICCO Group (3)	Software solutions provider	Jul-08	2.15%	500,000	(5)	(I)	-	114,000	2.67%
	common stock expiring July 2013

	Other	Various	May-09	0.02%		(4)	(M)	1,086	817	0.02%

		Total Investments in Non-Affiliates		76.03%				3,196,799	4,038,079	94.59%

		Total Investments		100.00%				$ 3,751,351	$ 5,310,972	124.41%

		Cash and other assets, less liabilities							(1,042,111)	-24.41%

		Net assets at April 30, 2009							$ 4,268,861	100.00%

Notes to Schedule of Investments:
-	Except where otherwise noted, all of our investments listed above are in common stock of companies that are publicly quoted on the Pink Sheets, OTC Bulletin Board or listed on other similar markets.

-	The above investments, are non-income producing. Equity investments that have not paid dividends within the last twelve months are considered non-income producing.

-	The value of all securities for which there is no readily available market value is determined in good faith by the Board of Directors.

(1)Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C ) Cost.

(2)Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(4)Unrestricted shares - liquid securities

(5)Restricted shares - illiquid securities; total illiquid securities of $5,159,380 make up 120.90% of total net assets as of April 30, 2009.

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) is a business development company.  The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940.  We are a diversified, aggressive investment tool that assists early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche is to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we have differing clients in varied industries, our overall portfolio is extremely diversified, which we believe enables us to offer investors who invest in us a potentially higher return with less risk.  For our management services we receive a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders.  The Company refers to companies in which it invests as “portfolio companies.”

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

Security Valuations

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investments purchased and incurred an enforceable obligation to pay the investment price.

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

APRIL 30, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Security Valuations (Continued)

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates in the accompanying financial statements include the allowance for receivables, estimates of depreciable lives, valuation of property and equipment, valuation of securities, valuation of equity based instruments issued for other than cash, and the valuation allowance on deferred tax assets.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At April 30, 2010 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $30,014 and $123,755 as of April 30, 2010 and 2009, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock.  Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is not the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts was approximately $0 and $15,000 as of April 30, 2010 and 2009, respectively.

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

APRIL 30, 2010

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

Revenue Recognition

Management Services

The Company recognizes management services revenue for equity investments received as payment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.  The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock.  The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation.  The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services.  The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission. ASC 605 states if persuasive evidence of an arrangement exists, if services have been rendered, the price is fixed or determinable and collectability is reasonably assured, revenue is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

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

Reclassifications

Certain reclassifications were made to the April 30, 2009 and 2008 financial statements in order to conform to the April 30, 2010 financial statement presentation.

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

The Company follows ASC 820-10, Fair Value Measurements and Disclosure, that was adopted on May 1, 2008.  This position provides additional guidance for fair value measures under ASC 820-10 in determining if the market for an assets or liability is inactive and, accordingly, if quoted market prices may not be indicative of fair value.  In January 2010, there was an amendment to ASC 820-10 which the Company adopted on February 1, 2010.  The adoption of this amendment did not have a material impact on the Company’s financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASC 825-10-65, Interim Disclosures About Fair Value of Financial Instruments, extends the existing disclosure requirements related to the fair value of financial instruments, which were previously only required in annual financial statements, to interim periods.  Given that ASC 825-10-65 provides for additional disclosures, its adoption did not have any impact on the Company’s financial statements. The disclosure requirements under ASC 825-10-65 are included in Note 3 to the financial statements.

ASC 855, Subsequent Events, sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  ASC 855 was effective for interim reporting periods ending after June 15, 2009.  This standard was amended in February 2010, Amendments to Certain Recognition and Disclosure Requirements.  The Company has adopted ASC 855 and it’s amendment, and this adoption did not have a material impact on its financial statements.

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

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES

A substantial portion of our assets are in privately held companies whose securities are inherently illiquid.  These privately held companies tend to lack management depth, to have limited or no history of operations and to not have attained profitability.  Because of the speculative nature and the lack of a public market for these investments, there is greater risk of loss than is the case with traditional investment securities.

Because there is typically no public market for our interest in these small privately held companies, the valuation of the equity in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all the members of the Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments.  In the absence of a readily ascertainable market value, the determined value of our portfolio equity interest may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.  Any changes in valuation are recorded in our Statement of Operations as “Unrealized appreciation (depreciation) on investments.”  Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

NOTE 3– INVESTMENTS

As described in Note 1, the Company adopted ASC 820-10 on May 1, 2008.  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 3 – INVESTMENTS (CONTINUED)

Level 1 -

Observable inputs such as quoted prices in active markets;

Level 2 -

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 -

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As described in Note 1, an amendment to ASC 820-10 was issued in January 2010.  This amendment is effective for interim reporting periods beginning after December 15, 2009.  The Company adopted this amendment on February 1, 2010 and it does not have a material affect on its financial statements.

At April 30, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2010	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$ 3,127,180	$ 309,180	$ -	$ 2,818,000
Non-affiliate investments	1,052,042	79,742	-	972,300

Total Investments in securities	$ 4,179,222	$ 388,922	$ -	$ 3,790,300

The following chart shows the components of change in the financial assets categorized as Level 3, for the year ending April 30, 2010:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2009	$ 6,180,788

Transfers out of Level 3	(1,992,625)	(1)
Total unrealized losses included in change in net assets	(364,572)
Total realized losses included in change in net assets	(33,291)

Ending Balance, April 30, 2010	$ 3,790,300

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (10,000)

(1) Transfer out of $1,991,000 for exercise of a warrant to purchase Vystar Corporation common stock and $1,625 for BFAG V, Inc.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2010 was $174,066.  The change in unrecognized tax provisions during the year  ending April 30, 2010 amounted to $13,150 and the accrual at April 30, 2010 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2010 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2010, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%.  The Company’s income tax expense differs from the “expected” income tax expense for federal income tax purposes as follows:

	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009	For the Year Ending April 30, 2008

Income taxes at U.S. Federal Income Tax rate	$ 397,000	$ 1,145,000	$ (717,000)
State income taxes, net of federal benefit (provision)	117,000	153,000	(121,000)
Non-deductible share based compensation	-	(373,000)	-
Exercise of warrant	435,000	24,000	-
Worthless warrants	114,000	-	-
Realized losses	(110,000)	-	-
Change in valuation allowance	-	-	-

	$ 953,000	$ 949,000	$ (838,000)

The income tax (provision) benefit consists of the following:

	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009	For the Year Ending April 30, 2008

Current:
Federal	$ (21,000)	$ 241,000	$ 222,000
State	(6,000)	-	62,000

Total Current	$ (27,000)	$ 241,000	$ 284,000

Deferred:
Federal	$ 765,000	$ 553,000	$ (877,000)
State	215,000	155,000	(245,000)

Total Deferred	$ 980,000	$ 708,000	$ (1,122,000)

Total Income Tax Benefit (Provision)	$ 953,000	$ 949,000	$ (838,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 4 – INCOME TAXES (CONTINIUED)

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2010	April 30, 2009

Deferred tax (asset) liability
Deferred charges	$ (73,000)	$ (80,700)
Net operating loss	(88,000)	(114,000)
Unrealized gains	533,000	620,000
Capital loss carryforward	(1,418,000)	(1,467,000)
Stock-based compensation	(126,000)	(124,000)
Amortization of deferred revenue from warrants	347,000	1,254,000
Bad debt	(95,000)	(56,000)
Other	-	700

Total deferred tax (asset) liability, net	$ (920,000)	$ 33,000

At April 30, 2010, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2014.

At April 30, 2010 there is a $174,066 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

During October 2009, the Company entered into a payment agreement with the State of Delaware whereby they abated all interest and penalties for the year ended April 30, 2007 if the balance of taxes owed are paid by June 2010.  As of April 30, 2010, the Company owes $132,000 in state income taxes for the year ended April 30, 2007.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	April 30, 2010	April 30, 2009
Notes Receivable - non-affiliated companies
Scientific Products and Systems, Inc. ("SPS") - Total principal of $110,778. These notes bear interest at 8% per year up through August 31, 2007 at which time the
Company demanded payment. No payment was received and the notes then began to bear interest at 10%. The Company filed a lawsuit in August 2008 against
SP&S demanding payment. SP&S responded in September 2008 to the lawsuit and in October 2008, the Company requested for production of documents, which it has
not received. SP&S filed for bankruptcy in May 2009.	$ -	$ 123,755

Allowance for bad debt	-	(123,755)

Notes Receivable- non-affiliated companies	$ -	$ -

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8%
per year beginning on May 1, 2007. This note is payable upon demand.	$ 30,014	$ 29,005

Allowance for bad debt	(30,014)	-

Notes Receivable- affiliated companies	$ -	$ 29,005

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	April 30, 2010	April 30, 2009
Due from Non-Affiliated Companies
MedicaView	$ 11,601	$ -

Total Due from Non-Affiliated Companies	$ 11,601	$ -

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 53,962	$ 52,987
Dominion Capital Management Corporation	-	53,813
SIVOO Holdings	3,500	3,500
Multi-View Technologies	-	13,420
Incredible 3D, Inc.	89,248	-
Mediavix	81,736	-
Innovation Industries	3,732	-

Totals	232,178	123,720

Allowance for bad debt	(3,500)	-

Total Due from Affiliated Companies	$ 228,678	$ 123,720

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

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

	April 30, 2010	April 30, 2009
Non-Affiliates
iVolution Medical Systems, Inc. ("IMS")	$ -	$ 3,588
Received a warrant to purchase 500,000 shares of IMS
common stock for payment of services per one year contract
dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	-	3,588

Affiliates
PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	1,458	-
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
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
for payment of services per a three month contract dated
April 30, 2008, valued at $5,000, fair value and amortized
over the life of the contract.

Total Affiliates	1,458	500

Total Deferred Revenue	$ 1,458	$ 4,088

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009	For the Year Ending April 30, 2008
Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 1,000,000 shares of Vystar	$ -	$ -	$ 1,991,000
Corporation common stock for payment of services per a three month contract dated January 31, 2008, valued at $1,991,000, fair value.

Received a warrant to purchase 500,000 shares of Vystar	-	193,000	-
Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.

Lightwave Logic, Inc. ("LWLG")
Received 1,000,000 shares of LWLG common stock for payment	-	-	483,333
of services per one year contract dated February 28, 2007, valued at $580,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of LWLG	-	-	290,000
common stock for payment of services per one year contract
dated February 28, 2007, valued at $348,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 400,000 shares of LWLG	-	276,666	55,334
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common	-	112,000	-
stock for payment of services per a three month contract dated
July 2008, valued at $112,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of iVolution common	3,588	13,412	-
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common	-	6,000	-
stock for payment of services per a three month contract dated
July 2008, valued at $6,000, fair value and amortized over the life of the contract

SIVOO Holdings, Inc. ("SIVO")
Received a warrant to purchase 405,000 shares of SIVO	-	-	206,202
common stock for payment of services per a two month
contract dated February 2008. The contract is valued at
$206,202, fair value.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	66,084	330,416
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	46,166	230,834
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for payment of	-	175,000	-
services per a one year contract dated July 2008, valued at
$175,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	$ 3,588	$ 888,328	$ 3,587,119

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009	For the Year Ending April 30, 2008
Affiliates
PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	$ 1,042	$ -	$ -
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

BFAG V, Inc./Incredible 3D, Inc. ("I3D")
Received 1,900,000 shares of I3D common stock for payment	1,900	-	-
of services per a three month contract dated November 2009
valued at $1,900, fair value and amortized over the life of
the contract.

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	-	20,000	-
services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	250	750	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	5,000	-
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	250	750	-
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Extreme Visual Technologies, Inc. ("EVT")
Received 1,000,000 shares of EVT common stock for payment	-	-	197,255
of services per a one year contract dated July 2006, valued
at $1,000,000, fair value and amortized over the life of the contract.

Total Affiliates	3,442	26,500	197,255

Total Management Services Revenue	$ 7,030	$ 914,828	$ 3,784,374

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	April 30, 2010	April 30, 2009

Notes payable
Notes payable. Interest accrued at the prime rate of interest,
6% at April 30, 2009. Principal and interest are payable
on demand. (NOTE 7)	$ -	$ 24,177

Notes payable, D&O Insurance Premium. Interest accrued at 9.2%
for a period of ten months. Payable in ten monthly installments of
$2,414 per month.	23,154	-

Notes payable	$ 23,154	$ 24,177

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 12)	$ 297,372	$ 375,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 12)	50,000	-

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 12)	20,000	-

Notes payable, related party	$ 367,372	$ 375,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. As of April 30, 2010 and 2009, these advances totaled $22,000 and $6,000, respectively.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of April 30, 2010, 1,000,000 are available for issuance.

During the year ending April 30, 2010, 2009 and 2008, the Company recognized $5,088, $1,051,136 and $9,336, respectively, of stock-based compensation expense. As of April 30, 2010, there was approximately $7,634 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2011.

There were no employee stock options issued by the Company prior to May 1, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2007	185,000	$ 2.00	2.00	$ -

Expired	(60,000)	$ 2.00

Outstanding, April 30, 2008	125,000	$ 2.00	1.00	$ -

Granted	1,925,000	$ 0.53
Rescinded	(925,000)	$ 1.05
Exercised	(375,000)	$ 0.20

Outstanding, April 30, 2009	750,000	$ 0.29	4.75	$ -

Expired	(100,000)	$ 0.87

Outstanding, April 30, 2010	650,000	$ 0.20	8.82	$ 130,000.00

Exercisable, April 30, 2010	625,000	$ 0.20	8.82	$ 125,000.00

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

In February 2009, an officer rescinded an option to purchase 25,000 shares of the Company’s common stock at $2.00 per share and received an option to purchase 300,000 shares of the Company’s common stock with an exercise price of $0.20 per share with 10 year expiration and vesting immediately.  In accordance with SFAS 123R, the cancellation of the option and the issuance of the new option was deemed to be a modification of the original award.  As such, $93,440 incremental cost of the modified option and the $9,718 of the remaining unamortized cost of the original option issuance was expensed.

In February 2009, an option to purchase 375,000 shares of the Company’s common stock was exercised by an officer for proceeds of $75,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 11 – CAPITAL SHARE TRANSACTIONS

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

During the year ended April 30, 2010, the Company recognized $5,088 of share-based compensation expense.

During the year ended April 30, 2010, the Chief Executive Officer contributed wages valued at $151,750 to capital.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ending April 30, 2010, an officer loaned the Company $50,000 for operating expenses which is evidenced by a promissory note at an interest rate of 8%, payable upon demand.  In addition, two officers loaned the Company $10,000 each evidenced through promissory notes with 5% per annum interest, payable on or before September 30, 2010.

Notes payable, related parties were $367,372 and $375,372 at April 30, 2010 and 2009, respectively (NOTE 8).

During the year ending April 30, 2010, two officers paid for miscellaneous operating expenses of the Company.  The total of these expenses that are owed to the officers are $7,213 and $1,411 at April 30, 2010 and 2009, respectively, and are recorded as an accounts payable, related parties.

In February 2009 the Company’s brokerage accounts were frozen (NOTE 13).  At that time, the Company’s operational activities were funded by the sale of its liquid portfolio company common stock in the open market.  In order to continue Company operations, an officer agreed to sell personal shares of portfolio company common stock that he owned to fund the Company’s operations until such time as the Company’s brokerage accounts were un-frozen, with a stipulation that he would receive from the Company the same number of shares that he sold at a future time.

In September 2009, 164,070 shares owed to the officer were returned to him in repayment for a total of $78,000 that he loaned to the Company, from February to April 2009, from the sale of his personal portfolio company stock.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 13 – CONTINGENCIES

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

In March 2009, the Plaintiffs and the Company agreed to settle the Notes over a four month payment.  The Company made a $100,000 payment in March 2009 and two additional payments of $30,823 in each April and May 2009.  The final payment of $30,823 was made in June 2009, which was a complete settlement of all interest and principle. The investment trading accounts have since been released.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2010

NOTE 14 – SUBSEQUENT EVENTS

In July 2010, the Company filed a lawsuit against MICCO World, Inc. (formerly known as Constellation Group, Inc.) and its officer’s, Phil Lundquist, Steven Brisker and Tom Ridenour (collectively known as the “Defendants”).  This lawsuit was filed in Superior Court of Delaware in New Castle County.  This lawsuit was filed in response to various activities by the Defendants that include misleading investors, making disparaging remarks about the Company, misrepresentation of capital structure, and misappropriation of funds.

Management evaluated all activity of the Company through the issuance date of these financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.