Form 10-Q
period 2010-07-31
Universal Capital Management, Inc.
filed 2010-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of September 14, 2010 was 6,412,426

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	6

Item 4.	Controls and Procedures	6

	PART II - OTHER INFORMATION

Item 6.	Exhibits	7

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

See Appendix

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending July 31, 2010	At the Year Ending April 30, 2010
TOTAL ASSETS	$ 4,857,022	$ 5,375,880
NET ASSETS	$ 3,688,672	$ 4,174,316
NET ASSET VALUE PER SHARE	$ 0.58	$ 0.65
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	($549,346)	$ 218,492

The changes in total assets, net assets and net asset value per share for the three months ending July 31, 2010 were primarily attributable to:

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted shares and warrants decreased from $0.95 to $0.45 per share during the three months ending July 31, 2010 for a net unrealized depreciation of $684,571.  Our Company’s total investment in Vystar was $542,609 at July 31, 2010 compared to $1,227,180 at April 30, 2010.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants decreased from $1.37 to $1.30 per share during the three months ending July 31, 2010 for a net unrealized depreciation of $65,864.   Our total investment in LWLG at July 31, 2010 was $692,878 compared to $758,742 at April 30, 2010.

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants were valued at $292,000 at July 31, 2010 compared to $293,000 at April 30, 2010 for an unrealized depreciation of $1,000 for the three months ending July 31, 2010.

•

The decrease in cash of $4,183.

•

The increase in accounts payable and accrued expenses of $3,988.

•

The increase in net deferred tax asset of $200,000.

•

The decrease in current income taxes payable of $59,000.

•

The decrease in deferred revenue and increase in revenue of approximately $500, which was earned during the three months ending July 31, 2010 for Mediavix.

•

The addition to Net Capital of $1,272 which consists of share-based compensation expense.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during any given period.

Our Company had a cumulative unrealized appreciation on investments of $791,782 at July 31, 2010 compared to cumulative unrealized appreciation of $1,813,613 at July 31, 2009 and unrealized appreciation of $1,341,128 at April 30, 2010.

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

At July 31, 2010, $3,427,787 or 71% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $791,782. A deferred tax liability on account of unrealized gains has been estimated at approximately $315,000. At July 31, 2010, our Company’s holdings of PR Specialists, Lightwave, Vystar and Lightwave were valued at $1,250,000, $692,878, $640,000 and $542,609, respectively, which represented in the aggregate approximately 91% of the total Company portfolio at that date.

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

Three months ending July 31, 2010 compared to the three months ended July 31, 2009

For the three months ending July 31, 2010 our Company had revenue for services in the amount of $8,111 compared to $7,592 for the three months ending July 31, 2009. During the three months ending July 31, 2010, 6% of our Company’s revenue for services was received in the form of equity securities compared to 54% for the three months ending July 31, 2009.

Total operating expenses for the three months ending July 31, 2010 were $145,335, the principal components of which were professional fees of $30,010, consisting primarily of $24,209 for accounting and auditing expense, $1,998 for legal fees and $3,774 for other professional fees, payroll of $66,065 (which includes $1,272 of share based compensation expense), $24,379 of insurance expense, $7,958 of interest expense and $16,923 of other general and administrative expense. By comparison, total operating expenses for the three months ending July 31, 2009 were $192,215, the principal components of which were professional fees of $74,854, payroll of $61,612, insurance of $28,471, interest of $8,585 and other general and administrative expenses of $18,693.

Our Company realized a gain from operations of $118,776 for the three months ending July 31, 2010 compared to a loss from operations of $215,198 for the three months ending July 31, 2009.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $2,384 of cash at July 31, 2010. Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At July 31, 2010, $3,292,700 or 96% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Item 4.

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

Universal Capital Management, Inc.

September 14, 2010	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

September 14, 2010	By:	/s/ Theresa Q. Hoffmann
Theresa Q. Hoffmann, Vice President of Finance
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2010 AND 2009

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $509,861 and $525,951)	$985,178	$1,052,042
Affiliate investments (cost: $2,126,143 and $2,312,143)	2,442,609	3,127,180
Total Investments	3,427,787	4,179,222

Cash and cash equivalents	2,384	6,567
Receivables
Note receivable – affiliates (net of allowance: $30,014 and $30,014)	-	-
Due from non-affiliates	-	11,601
Due from affiliates	284,500	228,678
Total Receivables	284,500	240,279

Prepaid expenses	19,145	26,131
Property and equipment, net	2,106	2,581
Deferred income tax	1,120,000	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$4,857,022	$5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$316,676	$320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	201,899	193,802
Current income taxes payable	73,000	132,000
Advances from shareholders	22,000	22,000
Notes payable	14,097	23,154
Note payable, related party	391,372	367,372
Accrued interest	92,050	92,050
Accrued interest, related party	49,085	41,730
	1,167,392	1,200,106
Deferred revenue
Affiliates	958	1,458
Total Deferred Revenue	958	1,458

TOTAL LIABILITIES	1,168,350	1,201,564

CONTINGENCIES (NOTE 13)

NET ASSETS	$3,688,672	$4,174,316

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
July 31, 2010 and April 30, 2010	$6,412	$6,412
Additional paid-in capital	6,215,474	6,214,202
Accumulated income
Accumulated net operating income	1,857,579	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,077,903)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	791,782	1,341,128

Net Assets	$3,688,672	$4,174,316

Equivalent per share value based on 6,412,426 shares of capital stock
outstanding as of July 31, 2010 and April 30, 2010	$0.58	$0.65

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)
INCOME
Management services
Non-affililiates	$-	$3,588
Affiliates	500	500
Total Management Services	500	4,088

Interest income	-	504

Accounting services
Affiliates	7,200	3,000
Total Accounting Services	7,200	3,000

Other Income
Affiliates	411	-

TOTAL INCOME	8,111	7,592

COST AND EXPENSE
Salaries and wages	66,065	61,612
Professional fees	30,010	75,854
Insurance	24,379	28,471
Interest expense	7,958	8,585
General and administrative	16,448	18,218
Depreciation	475	475
TOTAL COST AND EXPENSE	145,335	192,215

Loss before income taxes and related interest	(137,224)	(184,623)

Income tax benefit (provision)	256,000	(24,000)
Interest expense	-	(6,575)

NET INCOME (LOSS) FROM OPERATIONS	118,776	(215,198)

Net realized and unrealized gains (losses):
Gain (loss) on disposal of portfolio stock	(56,346)	14,404
Unrealized appreciation (depreciation) on investments	(549,346)	253,993

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$(486,916)	$53,199

Net increase (decrease) in net assets from operations per share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

Weighted average shares:
Basic	6,412,426	6,412,426
Diluted	6,412,426	6,412,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(486,916)	$53,199

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(25,484)
Exercise of warrant to purchase common stock	-	(4,000)
Gain on sale of portfolio stock	56,346	(14,404)
Proceeds from sale of portfolio stock	145,743	185,280
Investment securities received in exchange for management services	(500)	(4,088)
Depreciation expense	475	475
Stock based compensation expense	1,272	1,272
Net unrealized (appreciation) depreciation on investments	549,346	(253,993)
Deferred income taxes	(200,000)	(212,000)
Current income taxes	(59,000)	236,000
(Increase) decrease in assets
Notes receivable – affiliates	-	(505)
Receivables – non-affiliates	-	(3,195)
Due from affiliates	(55,822)	(1,058)
Due from non-affiliates	11,601	-
Prepaid expenses	6,986	416
Increase (decrease) in liabilities
Accounts payable	(4,109)	(31,905)
Accrued expenses	8,097	(3,000)
Accrued interest	-	(30,612)
Accrued interest, related party	7,355	7,673

Net cash used in operating activities	(19,126)	(99,929)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	-	116,000
Repayment of debt	(9,057)	(24,177)
Proceeds from issuance of common stock	24,000	-

Net cash provided by financing activities	14,943	91,823

Net Decrease in Cash and Cash Equivalents	(4,183)	(8,106)

Cash and Cash Equivalents – Beginning of Period	6,567	15,431

Cash and Cash Equivalents – End of Period	$2,384	$7,325

Supplemental Disclosure of Cash Flows

Cash Paid for Income Taxes	$3,000	$-

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(486,916)	$53,199

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	1,272	1,272

TOTAL INCREASE (DECREASE)	(485,644)	54,471

NET ASSETS, BEGINNING OF PERIOD	4,174,316	4,268,861

NET ASSETS, END OF PERIOD	$3,688,672	$4,323,332

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	July 31, 2010	July 31, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$0.65	$0.67

Net income (loss) from operations, net of taxes (1)	(0.01)	(0.02)
Net realized loss on investments, net of taxes (1)	(0.01)	0.02
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.05)	-
Net increase from stock transactions (1)	-	-
	(0.07)	-

Net asset value, end of period	$0.58	$0.67

Per share market value, end of period	$0.15	$0.42

Investment return, based on net asset value at end of period	-10.77%	0.00%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$3,688,672	$4,323,332

Ratio of expenses to average net assets	14.78%	17.90%
Ratio of net income (loss) from operations to average net assets	0.83%	-20.04%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,412,426

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JULY 31, 2010

(UNAUDITED)

				Number of
		Date of	% of	Units Held		Method of		Value at	% of
	Business	Acquisition	Portfolio	at July 310, 2010		Valuation (1)	Cost	July 31, 2010	Net Assets
Affiliate Investments (2)

PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	36.47%	2,500,000		(M)	$ 2,500	$ 1,250,000	33.89%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.93%	100,000		(M)	1,625	32,000	0.87%
		Nov-09	17.74%	1,900,000		(M)	1,900	608,000	16.48%

Vystar Corporation (4)(6)	Natural rubber latex	May-09	2.58%	100,238		(M)	190,191	88,209	2.39%
	products	Mar-10	12.32%	600,000	(5)	(M)	1,201,000	422,400	11.45%

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	Jul-08	0.93%	500,000		(I)	193,000	32,000	0.87%
common stock, expiring April 30, 2013 (5)(6)	products

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.29%			(C )	10,000	10,000	0.27%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000		(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise		Oct-09	0.00%	TBD		(I)	-	-	0.00%
- TBD (5)(6)

	Total Investments in Affiliates		71.26%				2,126,143	2,442,809	66.22%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	1.39%	31,462		(M)	35,561	46,878	1.29%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	18.86%	500,000		(I)	348,000	646,000	17.51%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	6.99%	1,000,000		(I)	112,000	240,000	6.51%
Systems, Inc. (privately held) common stock, expiring	records software
July 2013 (5)(6)

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	1.49%	500,000		(I)	17,000	52,000	1.41%
Systems, Inc. (privately held) common stock, expiring	records software
July 2013 (5)(6)
Other (5)(6)(7)	Various	May-09	0.01%	3,000		(C )	300	300	0.01%

	Total Investments in Non-Affiliates		28.74%				509,861	985,178	26.73%

	Total Investments		100.00%				$ 2,636,004	$ 3,427,787	92.95%

	Cash and other assets, less liabilities							260,885	7.05%

	Net assets at July 31, 2010							$ 3,688,672	100.00%

Notes to Schedule of Investments

(1)							Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C ) Cost.

(2)							Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)							Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(4)							Unrestricted securities – liquid securities.

(5)							Restricted securities - illiquid securities; total illiquid securities of $3,292,700 make up 96% of total net assets as of July 31, 2010.

(6)							Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2010

				Number of
		Date of	% of	Units Held		Method of		Value at	% of
	Business	Acquisition	Portfolio	at April 30, 2010		Valuation (1)	Cost	April 30, 2010	Net Assets
Affiliate Investments (2)

PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	29.91%	2,500,000		(M)	$ 2,500	$ 1,250,000	29.95%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.77%	100,000		(M)	1,625	32,000	0.77%
		Nov-09	14.55%	1,900,000		(M)	1,900	608,000	14.57%
Vystar Corporation (4)(6)	Natural rubber latex	May-09	7.41%	193,238		(M)	376,191	309,180	7.41%
	products	Mar-10	18.38%	600,000	(5)	(M)	1,201,000	768,000	18.40%

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex	Jul-08	3.59%	500,000		(I)	193,000	150,000	3.59%
common stock, expiring April 30, 2013 (5)(6)	products

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.24%			(C)	10,000	10,000	0.24%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000		(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise		Oct-09	0.00%	TBD		(I)	-	-	0.00%
- TBD (5)(6)

	Total Investments in Affiliates		74.85%				2,312,143	3,127,180	74.93%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	1.91%	52,462		(M)	48,651	79,742	1.91%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	16.26%	500,000		(I)	348,000	679,000	16.27%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	5.76%	1,000,000		(I)	112,000	241,000	5.77%
Systems, Inc. (privately held) common stock, expiring	records software
July 2013 (5)(6)

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	1.21%	500,000		(I)	17,000	52,000	1.25%
Systems, Inc. (privately held) common stock, expiring	records software
July 2013 (5)(6)
Other (5)(6)(7)	Various	May-09	0.01%	3,000		(C)	300	300	0.01%

	Total Investments in Non-Affiliates		25.15%				525,951	1,052,042	25.21%

	Total Investments		100.00%				$ 2,838,094	$ 4,179,222	100.14%

	Cash and other assets, less liabilities							(4,906)	-0.14%

	Net assets at April 30, 2010							$ 4,174,316	100.00%

Notes to Schedule of Investments

(1)							Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C ) Cost.

(2)							Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)							Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(4)							Unrestricted securities – liquid securities.

(5)							Restricted securities - illiquid securities; total illiquid securities of $3,780,300 make up 90.5% of total net assets as of April 30, 2010.

(6)							Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

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

JULY 31, 2010

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

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the Securities and Exchange Commission.  The interim operating results for the three months ending July 31, 2010 are not necessarily indicative of operating results expected for the full year.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Security Valuations (Continued)

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At July 31, 2010 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was $30,014 as of July 31, 2010 and April 30, 2010.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

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

Revenue Recognition

Management Services

The Company recognizes management services revenue for equity investments received as payment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.  The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock.  The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation.  The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services.  The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission. ASC 505 states if persuasive evidence of an arrangement exists, if services have been rendered, the price is fixed or determinable and collectability is reasonably assured, revenue is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

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

Reclassifications

Certain reclassifications were made to the July 31, 2009 financial statements in order to conform to the July 31, 2010 financial statement presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES (CONTINUED)

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

NOTE 3 – INVESTMENTS

As described in Note 1, the Company partially adopted ASC 820-10 on May 1, 2008.  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

At July 31, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliated companies	$2,442,609	$88,209	$-	$2,354,400
Non-affiliated companies	985,178	46,878	-	938,300

Total Investments in securities	$3,427,787	$135,087	$-	$3,292,700

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending July 31, 2010:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2010	$3,790,300

Transfers out of Level 3	-
Total realized losses included in change in net assets	(56,346)
Total unrealized losses included in change in net assets	(441,254)

Ending Balance, July 31, 2010	$3,292,700

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$(152,000)

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at July 31, 2010 was $172,066.  The accrual of unrecognized tax provisions at July 31, 2010 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2010 remain subject to examination by major tax jurisdictions.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 4 – INCOME TAXES (CONTINUED)

The income tax benefit for the three months ending July 31, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax expense differs from the “expected” income tax expense for federal income tax purposes as follows:

	For the Three Months Ending July 31, 2010	For the Three Months Ending July 31, 2009

Income taxes at U.S. Federal Income Tax rate	$ 218,000	$ (20,000)
State income taxes, net of federal benefit (provision)	76,000	(4,000)
Realized losses	(38,000)	-
Change in valuation allowance	-	-

	$ 256,000	$ (24,000)

The income tax (provision) benefit consists of the following:

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2010	July 31, 2009
Current:
Federal	$ 44,000	$ (185,000)
State	12,000	(52,000)

Total Current	$ 56,000	$ (237,000)

Deferred:
Federal	$ 156,000	$ 166,000
State	44,000	47,000

Total Deferred	$ 200,000	$ 213,000

Total Income Tax Benefit (Provision)	$ 256,000	$ (24,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 4 – INCOME TAXES (CONTINUED)

The components of deferred tax (assets) liabilities are as follows:

	July 31, 2010	April 30, 2010

Deferred tax (asset) liability
Deferred charges	$ (72,000)	$ (73,000)
Net operating loss	(88,000)	(88,000)
Unrealized gains	315,000	533,000
Capital loss carryforward	(1,401,000)	(1,418,000)
Stock-based compensation	(126,000)	(126,000)
Amortization of deferred revenue from warrants	347,000	347,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax (asset) liability, net	$ (1,120,000)	$ (920,000)

At April 30, 2010, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2015.

At July 31, 2010, there is a $172,066 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	July 31, 2010	April 30, 2010

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000.
This note bears interest at 8% per year beginning on May 1, 2007.
This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 6 – DUE FROM AFFILIATED COMPANIES

	July 31, 2010	April 30, 2010
Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 53,962	$ 53,962
SIVOO Holdings	3,500	3,500
Incredible 3D, Inc.	91,349	89,248
Mediavix	105,254	81,736
Innovation Industries	(2,200)	3,732
Medicaview International	36,135	11,601

Totals	288,000	243,779

Allowance for bad debt	(3,500)	-

Total Due from Affiliated Companies	$ 284,500	$ 243,779

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

	July 31, 2010	April 30, 2010

Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment	$958	$1,458
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	958	1,458

Total Deferred Revenue	$958	$1,458

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2010	July 31, 2009
Non-Affiliates
iVolution Medical Systems ("iVolution")
Received a warrant to purchase 500,000 shares of iVolution common	$-	$3,588
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life

Total Non-Affiliates	$-	$3,588

Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment	500	-
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Multi-View Technologies ("MVT")
Received a warrant to purchase 500,000 shares of MVT common	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management (“DCMC”)
Received a warrant to purchase 500,000 shares of DCMC common	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.
Total Affiliates	$500	$500

Total Management Services Revenue	$500	$4,088

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2010	April 30, 2010

Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2%
for a period of ten months. Payable in ten monthly installments of
$2,414 per month.	$ 14,097	$ 23,154

Notes payable	$ 14,097	$ 23,154

Notes payable, related parties
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 12)	$ 321,372	$ 297,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related parties. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 12)	20,000	20,000

Notes payable, related parties	$ 391,372	$ 367,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. As of July 31, 2010 and April 30, 2010, these advances totaled $22,000.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of July 31, 2010, 1,000,000 are available for issuance.

During the three months ending July 31, 2010 and 2009, the Company’s net income was approximately $1,272 and $1,272 lower as a result of stock-based compensation expense.  As of July 31, 2010, there was approximately $6,362 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2011.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2010	650,000	$ 0.20	8.82	$ 130,000.00

No activity

Outstanding, July 31, 2010	625,000	$ 0.20	8.57	$ -

Exercisable, July 31, 2010	625,000	$ 0.20	8.57	$ -

NOTE 11 – CAPITAL SHARE TRANSACTIONS

During the three months ending July 31, 2010, the Company recognized $1,272 of share-based compensation expense.

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $391,372 and $367,372 at July 31, 2010 and April 30, 2010, respectively (NOTE 8).

The total of expenses owed to the officers are $7,213 at July 31, 2010 and April 30, 2010, and are recorded as an accounts payable, related parties.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

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

In March 2009, the Plaintiffs and the Company agreed to settle the Notes over a four month payment.  The Company made a $100,000 payment in March 2009 and two additional payments of $30,823 in each April and May 2009.  The final payment of $30,823 was made in June 2009, which was a complete settlement of all interest and principle and all liens on the investment accounts were released at this time.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

NOTE 13 – CONTINGENCIES (CONTINUED)

MICCO Lawsuit

In July 2010, the Company filed a lawsuit against MICCO World, Inc. (formerly known as Constellation Group, Inc.) and its officers, Phil Lundquist, Steven Brisker and Tom Ridenour (collectively known as the “Defendants”).  This lawsuit was filed in Superior Court of Delaware in New Castle County and was filed in response to various activities by the Defendants that include, misleading investors, making disparaging remarks about the Company, misrepresentation of capital structure, and misappropriation of funds.

The lawsuit has not been served to all Defendants as of July 31, 2010.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.