Form 10-Q
period 2010-10-31
Universal Capital Management, Inc.
filed 2010-12-20
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of December 20,, 2010 was 6,412,426

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2010 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending October 31, 2010	At the Year Ending April 30, 2010
TOTAL ASSETS	$ 4,033,932	$ 5,375,880
NET ASSETS	$ 2,756,658	$ 4,174,316
NET ASSET VALUE PER SHARE	$ 0.43	$ 0.65
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	($1,587,664)	$ 218,492

The changes in total assets, net assets and net asset value per share for the six months ending October 31, 2010 were primarily attributable to:

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted shares and warrants decreased from $0.95 to $0.52 per share during the six months ending October 31, 2010 for a net unrealized depreciation of $679,781.  Our Company’s total investment in Vystar was $547,400 at October 31, 2010 compared to $1,227,180 at April 30, 2010.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants decreased from $1.37 to $1.32 per share during the six months ending October 31, 2010 for a net unrealized depreciation of $61,371.   Our total investment in LWLG at October 31, 2010 was $697,371 compared to $758,742 at April 30, 2010.

•

BFAG V, Inc. (“BFAG”), average valuation on restricted and unrestricted shares decreased from $0.32 to $0.0018 per share during the six months ending October 31, 2010 for a net unrealized depreciation of $636,475.  Our total investment in BFAG at October 31, 2010 was $3,525 compared to $640,000 at April 30, 2010.

•

PR Specialists, Inc. (“PR”), average valuation on restricted and unrestricted shares decreased from $0.50 to $0.25 per share during the six months ending October 31, 2010 for a net unrealized depreciation of $625,000.  Our total investment in PR at October 31, 2010 was $625,000 compared to $1,250,000 at April 30, 2010

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants were valued at $290,000 at October 31, 2010 compared to $293,000 at April 30, 2010 for an unrealized depreciation of $3,000 for the six months ending October 31, 2010.

•

The decrease in cash of $3,249.

•

The increase in accounts payable and accrued expenses of $72,975.

•

The increase in net deferred tax asset of $621,000.

•

The decrease in current income taxes payable of $29,500.

•

The decrease in deferred revenue and increase in revenue of approximately $1,000, which was earned during the six months ending October 31, 2010 for Mediavix.

•

The addition to Net Capital of $2,544 which consists of share-based compensation expense.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during any given period.

Our Company had a cumulative unrealized depreciation on investments of $246,536 at October 31, 2010 compared to cumulative unrealized appreciation of $725,426 at October 31, 2009 and cumulative unrealized appreciation of $1,341,128 at April 30, 2010.

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

At October 31, 2010, $2,173,596 or 54% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $246,535. A deferred tax liability on account of unrealized gains has been estimated at approximately $98,000. At October 31, 2010, our Company’s holdings of Lightwave, PR Specialists, and Vystar were valued at $697,371, $625,000, and $547,400, respectively, which represented in the aggregate approximately 86% of the total Company portfolio at that date.

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

Three months ending October 31, 2010 compared to the three months ended October 31, 2009

For the three months ending October 31, 2010 our Company had revenue for services in the amount of $6,739 compared to $504 for the three months ending October 31, 2009. During the three months ending October 31, 2010, 7% of our Company’s revenue for services was received in the form of equity securities compared to 0% for the three months ending October 31, 2009.

Total operating expenses for the three months ending October 31, 2010 were $165,370, the principal components of which were professional fees of $31,936, consisting primarily of $25,353 for accounting and auditing expense, $4,190 for legal fees and $2,393 for other professional fees, payroll of $86,204 (which includes $2,544 of share based compensation expense), $24,472 of insurance expense, $7,629 of interest expense and $14,654 of other general and administrative expense. By comparison, total operating expenses for the three months ending October 31, 2009 were $189,222, the principal components of which were bad debt of $33,514, professional fees of $43,074, payroll of $53,834, insurance of $25,002, interest of $7,697 and other general and administrative expenses of $25,626.

Our Company realized a gain from operations of $158,631 for the three months ending October 31, 2010, compared to a gain from operations of $438,407 for the three months ending October 31, 2009.  Included in these gains were a net tax benefit of $389,000 and $567,000 for the three months ending October 31, 2010 and October 31, 2009, respectively.

Our Company realized a gain from operations of $158,631 for the three months ending October 31, 2010, compared to a gain from operations of $438,407 for the three months ending October 31, 2009.  Included in these gains were a net tax benefit of $389,000 and $567,000 for the three months ending October 31, 2010 and October 31, 2009, respectively.

Six months ending October 31, 2010 compared to the six months ended October 31, 2009

For the six months ending October 31, 2010 our Company had revenue for services in the amount of $14,850 compared to $8,096 for the six months ending October 31, 2009. During the six months ending October 31, 2010, 7% of our Company’s revenue for services was received in the form of equity securities compared to 50% for the six months ending October 31, 2009.

Total operating expenses for the six months ending October 31, 2010 were $310,704, the principal components of which were professional fees of $61,946, consisting primarily of $49,561 for accounting and auditing expense, $6,188 for legal fees and $6,197 for other professional fees, payroll of $152,293 (which includes $2,544 of share based compensation expense), $48,851 of insurance expense, $15,587 of interest expense and $31,080 of other general and administrative expense. By comparison, total operating expenses for the six months ending October 31, 2009 were $381,437, the principal components of which were bad debt of $33,514, professional fees of $117,928, payroll of $115,446, insurance of $53,473, interest of $16,282 and other general and administrative expenses of $43,844.

Our Company realized a gain from operations of $337,012 for the six months ending October 31, 2010, compared to a gain from operations of $223,209 for the six months ending October 31, 2009.  Included in these gains were a net tax benefit of $646,000 and $543,000 for the six months ending October 31, 2010 and October 31, 2009, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $3,318 of cash at October 31, 2010. Consequently, payment of operating expenses will have to come from equity capital to be raised from investors, from borrowed funds or from an operating company that the Company is looking to acquire. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At October 31, 2010, $2,118,225 or 97% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Universal Capital Management, Inc.

December 20, 2010	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

December 20, 2010	By:	/s/ Theresa Q. Hoffmann
Theresa Q. Hoffmann, Vice President of Finance
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2010 AND 2009

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2010	April 30, 2010
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $508,379 and $525,951)	$987,671	1,052,042
Affiliate investments (cost: $1,911,752 and $2,312,143)	1,185,925	3,127,180
Total Investments	2,173,596	4,179,222

Cash and cash equivalents	3,318	6,567
Receivables
Note receivable – affiliates (net of allowance: $30,014 and $30,014)	-	-
Due from non-affiliates	-	11,601
Due from affiliates	301,622	228,678
Total Receivables	301,622	240,279

Prepaid expenses	11,665	26,131
Property and equipment, net	1,631	2,581
Deferred income tax	1,541,000	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$4,033,932	5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$337,815	320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	249,747	193,802
Current income taxes payable	102,500	132,000
Advances from shareholders	22,000	22,000
Notes payable	7,119	23,154
Note payable, related party	402,068	367,372
Accrued interest	92,050	92,050
Accrued interest, related party	56,304	41,730
	1,276,816	1,200,106
Deferred revenue
Affiliates	458	1,458
Total Deferred Revenue	458	1,458

TOTAL LIABILITIES	1,277,274	1,201,564

CONTINGENCIES (NOTE 13)

NET ASSETS	$2,756,658	4,174,316

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
October 31, 2010 and April 30, 2010	$6,412	6,412
Additional paid-in capital	6,216,746	6,214,202
Accumulated income
Accumulated net operating income	2,075,815	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,191,107)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(246,536)	1,341,128

Net Assets	$2,756,658	4,174,316

Equivalent per share value based on 6,412,426 shares of capital stock
outstanding as of October 31, 2010 and April 30, 2010	$0.43	0.65

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INCOME
Management services
Non-affililiates	$ -	$ -	$ -	$ 3,588
Affiliates	500	-	1,000	500
Total Management Services	500	-	1,000	4,088

Interest income	-	504	-	1,008
Accounting services
Affiliates	6,000	-	13,200	3,000
Total Accounting Services	6,000	-	13,200	3,000

Other Income
Affiliates	239	-	650	-

TOTAL INCOME	6,739	504	14,850	8,096

COST AND EXPENSE
Bad debt	-	33,514	-	33,514
Salaries and wages	86,204	53,834	152,293	115,446
Professional fees	31,936	43,074	61,946	117,928
Insurance	24,472	25,002	48,851	53,473
Interest expense	7,629	7,697	15,587	16,282
General and administrative	14,654	25,626	31,080	43,844
Depreciation	475	475	947	950
TOTAL COST AND EXPENSE	165,370	189,222	310,704	381,437

Loss before income taxes and related interest	(158,631)	(188,718)	(295,854)	(373,341)

Income tax benefit (provision)	389,000	567,000	646,000	543,000
Fines and penalties	(13,134)	66,700	(13,134)	66,700
Interest expense	-	(6,575)	-	(13,150)

NET INCOME FROM OPERATIONS	217,235	438,407	337,012	223,209

Net realized and unrealized losses
Loss on disposal of portfolio stock	(113,204)	(174,576)	(169,550)	(160,172)
Unrealized depreciation on investments	(1,038,318)	(1,088,187)	(1,587,664)	(834,194)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$ (934,287)	$ (824,356)	$ (1,420,202)	$ (771,157)

Net decrease in net assets from operations per share:
Basic	$ (0.15)	$ (0.13)	$ (0.22)	$ (0.12)
Diluted	$ (0.15)	$ (0.13)	$ (0.22)	$ (0.12)

Weighted average shares:
Basic	6,412,426	6,412,426	6,412,426	6,412,426
Diluted	6,412,426	6,412,426	6,412,426	6,412,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2010	October 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net decrease in net assets resulting from operations	$(1,420,202)	(771,157)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(50,091)
Exercise of warrant to purchase common stock	-	(4,000)
Loss on sale of portfolio stock	169,550	160,172
Proceeds from sale of portfolio stock	274,212	348,389
Acquisition of warrants for sale of stock	(25,800)	-
Investment securities received in exchange for management services	(1,000)	(4,088)
Depreciation expense	950	950
Stock based compensation expense	2,544	2,544
Net unrealized depreciation on investments	1,587,664	834,194
Bad debt expense	-	33,514
Deferred income taxes	(621,000)	(603,000)
Current income taxes	(29,500)	55,000
(Increase) decrease in assets
Notes receivable – affiliates	-	(1,009)
Receivables – non-affiliates	-	(3,195)
Due from affiliates	(72,944)	(51,903)
Due from non-affiliates	11,601	(1,069)
Prepaid expenses	14,466	105
Increase (decrease) in liabilities
Accounts payable	17,030	(25,298)
Accrued expenses	55,945	(66,700)
Accrued interest	-	(24,037)
Accrued interest, related party	14,574	14,954

Net cash used in operating activities	(21,910)	(155,725)

Cash Flows From Financing Activities:
Proceeds from issuance of promissory notes	-	126,000
Repayment of debt	(16,035)	(24,177)
Proceeds from issuance of promissory notes – related party	34,696	50,000

Net cash provided by financing activities	18,661	151,823

Net Decrease in Cash and Cash Equivalents	(3,249)	(3,902)

Cash and Cash Equivalents – Beginning of Period	6,567	15,431

Cash and Cash Equivalents – End of Period	$3,318	$11,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash Paid for Income Taxes	$4,500	$5,000

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES

Settlement of promissory notes with portfolio stock	$-	$106,000

Settlement of promissory notes with portfolio stock, related party	$-	$78,000

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2010	October 31, 2009
	(Unaudited)	(Unaudited)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,420,202)	$(771,157)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	2,544	2,544

TOTAL DECREASE	(1,417,658)	(768,613)

NET ASSETS, BEGINNING OF PERIOD	4,174,316	4,268,861

NET ASSETS, END OF PERIOD	$2,756,658	$3,500,248

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	October 31, 2010	October 31, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$0.65	$0.67

Net income from operations, net of taxes (1)	0.03	0.02
Net realized loss on investments, net of taxes (1)	(0.02)	(0.02)
Net unrealized depreciation on investments, net of taxes (2)	(0.23)	(0.12)
Net increase from stock transactions (1)	-	-
	(0.22)	(0.12)

Net asset value, end of period	$0.43	$0.55

Per share market value, end of period	$0.20	$0.48

Investment return, based on net asset value at end of period	-33.85%	-17.91%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$2,756,658	$3,500,248

Ratio of expenses to average net assets	17.93%	15.98%
Ratio of net income (loss) from operations to average net assets	0.01%	34.00%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,412,426

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF OCTOBER 31, 2010

(UNAUDITED)

				Number of			Value at
		Date of	% of	Units Held at	Method of		October 31,	% of
	Business	Acquisition	Portfolio	October 310, 2010	Valuation (1)	Cost	2010	Net Assets

Affiliate Investments (2)

PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	28.75%	2,500,000	(M)	$ 2,500	$ 625,000	22.67%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.07%	100,000	(M)	1,625	1,625	0.06%
		Nov-09	0.09%	1,900,000	(M)	1,900	1,900	0.07%

Vystar Corporation (4)(5)(6)	Natural rubber latex	Mar-10	14.38%	550,000	(M)	1,151,000	312,400	11.33%
	products

Warrant to purchase 550,000 shares of Vystar Corporation	Natural rubber latex
500,000 warrants expiring April 30, 2013(5)(6)	products	Jul-08	9.52%	500,000	(I)	193,000	207,000	7.51%
50,000 warrants expiring April 18, 2012(5)(6)		Oct-10	1.29%	50,000	(I)	25,800	28,000	1.02%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.46%		(C )	10,000	10,000	0.36%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000	(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise		Oct-09	0.00%	TBD	(I)	-	-	0.00%
- TBD (5)(6)

	Total Investments in Affiliates		54.56%			1,911,752	1,185,925	43.02%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	2.13%	29,462	(M)	31,079	45,371	1.67%

Warrant to purchase 500,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	30.00%	500,000	(I)	348,000	652,000	23.69%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	11.03%	1,000,000	(I)	112,000	240,000	6.71%
Systems, Inc. (privately held) common stock, expiring	records software
July 2013 (5)(6)

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	2.27%	500,000	(I)	17,000	50,000	1.81%
Systems, Inc. (privately held) common stock, expiring	records software
July 2013 (5)(6)
Other (5)(6)(7)	Various	May-09	0.01%	3,000	(C )	300	300	0.01%

	Total Investments in Non-Affiliates		45.44%			508,379	987,671	35.85%

	Total Investments		100.00%			$ 2,420,131	$ 2,173,596	78.87%

	Cash and other assets, less liabilities						583,062	21.13%

	Net assets at October 31, 2010						$ 2,756,658	100.00%

Notes to Schedule of Investments

(1)	Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C ) Cost.

(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.

(3)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(4)	Unrestricted securities – liquid securities.

(5)	Restricted securities - illiquid securities; total illiquid securities of $2,118,225 make up 89% of total net assets as of October 31, 2010.

(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.

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

OCTOBER 31, 2010

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

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the Securities and Exchange Commission.  The interim operating results for the six months ending October 31, 2010 are not necessarily indicative of operating results expected for the full year.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At October 31, 2010 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was $30,014 as of October 31, 2010 and April 30, 2010.

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

Reclassifications

Certain reclassifications were made to the October 31, 2009 financial statements in order to conform to the October 31, 2010 financial statement presentation.

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

At October 31, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investments in securities
Affiliated companies	$1,185,925	$312,400	$-	$873,525
Non-affiliated companies	987,671	45,371	-	942,300

Total Investments in securities	$2,173,596	$357,771	$-	$1,815,825

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending October 31, 2010:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, July 31, 2010	$3,292,700

Transfers into Level 3	25,800
Total realized losses included in change in net assets	(113,204)
Total unrealized losses included in change in net assets	(1,389,471)

Ending Balance, October 31, 2010	$1,815,825

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$206,000

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ending October 31, 2010:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2010	$3,790,300

Transfers into Level 3	25,800
Total realized losses included in change in net assets	(169,550)
Total unrealized losses included in change in net assets	(1,830,725)

Ending Balance, October 31, 2010	$1,815,825

The amount of total gains or losses for the period
included in changes in net assets attributable
to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$55,000

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at October 31, 2010 was $183,700.  The accrual of unrecognized tax provisions at October 31, 2010 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

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

	For the Six Months Ending October 31, 2010	For the Six Months Ending October 31, 2009

Income taxes at U.S. Federal Income Tax rate	$ 552,000	$ 444,000
State income taxes, net of federal benefit (provision)	190,000	99,000
Realized losses	(75,000)	-
Change in valuation allowance	-	-

	$ 667,000	$ 543,000

The income tax (provision) benefit consists of the following:

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2010	October 31, 2009
Current:
Federal	$ 19,000	$ (136,000)
State	5,000	(38,000)

Total Current	$ 24,000	$ (174,000)

Deferred:
Federal	$ 486,000	$ 560,000
State	136,000	157,000

Total Deferred	$ 622,000	$ 717,000

Total Income Tax Benefit (Provision)	$ 646,000	$ 543,000

NOTE 4 – INCOME TAXES (CONTINUED)

The components of deferred tax (assets) liabilities are as follows:

	October 31, 2010	April 30, 2010

Deferred tax (asset) liability
Deferred charges	$ (70,000)	$ (73,000)
Net operating loss	(88,000)	(88,000)
Unrealized gains	(98,000)	533,000
Capital loss carryforward	(1,411,000)	(1,418,000)
Stock-based compensation	(127,000)	(126,000)
Amortization of deferred revenue from warrants	348,000	347,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax (asset) liability, net	$ (1,541,000)	$ (920,000)

At April 30, 2010, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2015.

At October 31, 2010, there is an $183,700 accrual for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

At October 31, 2010, the IRS has a lien against the Company for outstanding taxes and liabilities for the year ended April 30, 2007.  Currently, the Company has an agreement with the IRS to pay them a minimum of $500 per month, with the understanding that if the Company has a liquidity event, they will be paid in full.

At October 31, 2010, the Company owes the Delaware Division of Revenue for outstanding taxes and liabilities for the year ended April 30, 2007 of approximately $214,000, which includes interest and penalties included in accrued expenses.  The Company has an agreement with the Delaware Division of Revenue to pay them a minimum of $500 per month, with the understanding that if the Company has a liquidity event, they will be paid in full (NOTE 14).

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	October 31, 2010	April 30, 2010

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000.
This note bears interest at 8% per year beginning on May 1, 2007.
This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

F-17

NOTE 6 – DUE FROM AFFILIATED COMPANIES

	October 31, 2010	April 30, 2010
Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 53,962	$ 53,962
SIVOO Holdings	3,500	3,500
Incredible 3D, Inc.	94,497	89,248
Mediavix	112,348	81,736
Innovation Industries	(8,406)	3,732
Medicaview International	49,221	11,601

Totals	305,122	243,779

Allowance for bad debt	(3,500)	-

Total Due from Affiliated Companies	$ 301,622	$ 243,779

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

	October 31, 2010	April 30, 2010

Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment	$458	$1,458
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	458	1,458

Total Deferred Revenue	$458	$1,458

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009

Non-Affiliates
Received a warrant to purchase 500,000 shares of iVolution common	$ -	$ -	$ -	$ 3,588
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	-	-	-	3,588

Affiliates
PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	500	-	1,000	-
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Multi-View Technologies ("MVT")
Received a warrant to purchase 500,000 shares of MVT common	-	-	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 500,000 shares of DCMC common	-	-	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Total Affiliates	500	-	1,000	500

Total Management Services Revenue	$ 500	$ -	$ 1,000	$ 4,088

F-20

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2010	April 30, 2010

Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2%
for a period of ten months. Payable in ten monthly installments of
$2,414 per month.	$ 7,119	$ 23,154

Notes payable	$ 7,119	$ 23,154

Notes payable, related parties
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 12)	$ 332,068	$ 297,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related parties. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 12)	20,000	20,000

Notes payable, related parties	$ 402,068	$ 367,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. As of October 31, 2010 and April 30, 2010, these advances totaled $22,000.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of October 31, 2010, 1,000,000 are available for issuance.

During the six months ending October 31, 2010 and 2009, the Company’s net income was approximately $2,544 and $2,544 lower as a result of stock-based compensation expense.  As of October 31, 2010, there was approximately $5,090 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2011.

F-20

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding
		Weighted	Weighted Average
	Number of	Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2010	650,000	$ 0.20	8.82	$ -

No activity

Outstanding, October 31, 2010	625,000	$ 0.20	8.32	$ -

Exercisable, October 31, 2010	625,000	$ 0.20	8.32	$ -

NOTE 11 – CAPITAL SHARE TRANSACTIONS

During the six months ending October 31, 2010, the Company recognized $2,544 of share-based compensation expense.

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $402,068 and $367,372 at October 31, 2010 and April 30, 2010, respectively (NOTE 8).

The total of expenses owed to the officers are $7,213 at October 31, 2010 and April 30, 2010, and are recorded as an accounts payable, related parties.

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

NOTE 13 – CONTINGENCIES (CONTINUED)

McCrae Associates, LLC Lawsuit (Continued)

In September 2010, the Court ruled on a Motion for Partial Summary Judgment submitted by the Company. The Court determined that Delaware, rather than Connecticut law governs this dispute.  The Court also dismissed all claims against all the officers and directors, with the exception of Michael Queen, In addition, the Court also rejected any claims of corporate waste as to all the individual defendants.

The only remaining claims in this case are McCrae’s breach of contract claim against the Company and his breach of fiduciary claims against Michael Queen.

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

The Defandants have filed a Motion to dismiss on personal jurisdiction grounds and we are awaiting the Court's determination.

NOTE 14 – SUBSEQUENT EVENTS

In November 2010, the Delaware Division of Revenue filed a lien with the State of Delaware on back taxes and penalties owed for the year ended April 30, 2007 (NOTE 4).

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.