Form 10-Q
period 2011-01-31
Universal Capital Management, Inc.
filed 2011-03-22
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X].  No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [  ] Accelerated filer [  ]  Non-accelerated filer [X]  Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The number of shares of the registrant’s Common Stock outstanding as of March 22, 2011 was 6,412,426

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2011 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending January 31, 2011	At the Year Ending April 30, 2010
TOTAL ASSETS	$ 3,616,920	$ 5,375,880
NET ASSETS	$ 2,332,625	$ 4,174,316
NET ASSET VALUE PER SHARE	$ 0.36	$ 0.65
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	($2,052,168)	$ 218,492

The changes in total assets, net assets and net asset value per share for the nine months ending January 31, 2011 were primarily attributable to:

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted shares and warrants decreased from $0.95 to $0.85 per share during the nine months ending January 31, 2011 for a net unrealized depreciation of $547,500.  Our Company’s total investment in Vystar was $596,500 at January 31, 2011 compared to $1,227,180 at April 30, 2010.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants decreased from $1.37 to $1.24 per share during the nine months ending January 31, 2011 for a net unrealized depreciation of $202,388.   Our total investment in LWLG at January 31, 2011 was $590,039 compared to $758,742 at April 30, 2010.

•

BFAG V, Inc. (“BFAG”), average valuation on restricted and unrestricted shares decreased from $0.32 to $0.0018 per share during the nine months ending January 31, 2011 for a net unrealized depreciation of $636,475.  Our total investment in BFAG at January 31, 2011 was $3,525 compared to $640,000 at April 30, 2010.

•

PR Specialists, Inc. (“PR”), average valuation on restricted and unrestricted shares decreased from $0.50 to $0.001 per share during the nine months ending January 31, 2011  Our total investment in PR at January 31, 2011 was $1,900 compared to $1,250,000 at April 30, 2010

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants were valued at $289,000 at January 31, 2011 compared to $293,000 at April 30, 2010 for an unrealized depreciation of $4,000 for the nine months ending January 31, 2011.

•

The decrease in cash of $4,878.

•

The increase in accounts payable and accrued expenses of $51,115.

•

The increase in net deferred tax asset of $831,000.

•

The decrease in current income taxes payable of $193,000

•

The decrease in deferred revenue and increase in revenue of approximately $1,458, which was earned during the nine months ending January 31, 201 for Mediavix.  This contract ended in December 2010.

•

The addition to Net Capital of $7,634 which consists of share-based compensation expense.

Our Company’s unrealized appreciation (depreciation) varies significantly from period to period as a result of the wide fluctuation in the value of our Company’s portfolio securities, as well as the acquisition and sale of shares during any given period.

Our Company had a cumulative unrealized depreciation on investments of $711,040 at January 31, 2011 compared to cumulative unrealized appreciation of $1,556,018 at January 31, 2010 and cumulative unrealized appreciation of $1,341,128 at April 30, 2010.

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

At January 31, 2011, $1,491,864 or 51% of our Company's assets consisted of investments, of which net unrealized gains before the income tax effect were $711,039. A deferred tax liability on account of unrealized gains has been estimated at approximately $283,000. At January 31, 2011, our Company’s holdings of Lightwave and Vystar were valued at $590.039 and $596,500, respectively, which represented in the aggregate approximately 80% of the total Company portfolio at that date.

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

Three months ending January 31, 2011 compared to the three months ended January 31, 2010

For the three months ending January 31, 2011 our Company had revenue for services in the amount of $1,006 compared to $9,588 for the three months ending January 31, 2010. During the three months ending January 31, 2011, 46% of our Company’s revenue for services was received in the form of equity securities compared to 22% for the three months ending January 31, 2010.

Total operating expenses for the three months ending January 31, 2011 were $175,981 the principal components of which were professional fees of $19,575, consisting primarily of $11,096 for legal fees, $3,038 for consulting expense and $3,000 for accounting fees, payroll of $115,580 (which includes $7,634 of share based compensation expense), $21,133 of insurance expense, $8,271 of interest expense and $10,947 of other general and administrative expense. By comparison, total operating expenses for the three months ending January 31, 2010 were $134,679, the principal components of which were professional fees of $20,212, payroll of $62,972 insurance of $22,399, interest of $7,346 and other general and administrative expenses of $21,275.

Our Company realized a gain from operations of $197,525 for the three months ending January 31, 2011, compared to a loss from operations of $74,091 for the three months ending January 31, 2010.  Included in these gains were a net tax benefit of $372,500 and $51,000 for the three months ending January 31, 2011 and 2010, respectively.

Nine months ending January 31, 2011 compared to the six months ended January 31, 2010

For the nine months ending January 31, 2011 our Company had revenue for services in the amount of $15,856 compared to $17,684 for the nine months ending January 31, 2010. During the nine months ending January 31, 2011, 9% of our Company’s revenue for services was received in the form of equity securities compared to 35% for the nine months ending January 31, 2010.

Total operating expenses for the nine months ending January 31, 2011 were $486,802, the principal components of which were professional fees of $81,521, consisting primarily of $49,561 for accounting and auditing expense, $17,284 for legal fees, payroll of $267,873 (which includes $7,634 of share based compensation expense), $69,983 of insurance expense, $23,975 of interest expense and $42,025 of other general and administrative expense. By comparison, total operating expenses for the nine months ending January 31, 2010 were $516,116, the principal components of which were bad debt of $33,514, professional fees of $138,140 payroll of $178,418, insurance of $75,872, interest of $23,627 and other general and administrative expenses of $65,120.

Our Company realized a gain from operations of $534,420 for the nine months ending January 31, 2011, compared to a gain from operations of $149,118 for the nine months ending January 31, 2010.  Included in these gains were a net tax benefit of $1,018,500 and $594,000 for the nine months ending January 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $1,689 of cash at January 31, 2011. Consequently, payment of operating expenses will have to come from equity capital to be raised from investors, from borrowed funds or from an operating company that the Company is looking to acquire. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At January 31, 2011, $1,099,125 or 74% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Universal Capital Management, Inc.

March 22, 2011	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

March 22, 2011	By:	/s/ Theresa Q. Hoffmann
Theresa Q. Hoffmann, Vice President of Finance
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2011 AND 2010

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	January 31, 2011	April 30, 2010
	(Unaudited)

ASSETS
Investments, at fair value
Non-affiliate investments (cost: $516,951 and $525,951)	$ 879,339	$ 1,052,042
Affiliate investments (cost: $1,685,982 and $2,312,143)	612,525	3,127,180
Total Investments	1,491,864	4,179,222

Cash and cash equivalents	1,689	6,567
Receivables
Note receivable - affiliates (net of allowance: $30,014 and $30,014)	-	-
Due from non-affiliates	-	11,601
Due from affiliates (net of allowance: $3,500 and $3,500)	302,356	228,678
Total Receivables	302,356	240,279

Prepaid expenses	6,754	26,131
Property and equipment, net	1,157	2,581
Current income taxes	61,000	-
Deferred income tax	1,751,000	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$ 3,616,920	$ 5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$ 349,660	$ 320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	355,493	193,802
Current income taxes payable	-	132,000
Advances from shareholders	19,000	22,000
Notes payable	-	23,154
Note payable, related parties	396,869	367,372
Accrued interest	92,050	92,050
Accrued interest, related parties	64,010	41,730
	1,284,295	1,200,106
Deferred revenue
Affiliates	-	1,458
Total Deferred Revenue	-	1,458

Deferred income taxes	-	-

TOTAL LIABILITIES	1,284,295	1,201,564

CONTINGENCIES (NOTE 13)

NET ASSETS	$ 2,332,625	$ 4,174,316

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
6,412,426 and 6,412,426 shares issued and outstanding at
January 31, 2011 and April 30, 2010	$ 6,412	$ 6,412
Additional paid-in capital	6,221,836	6,214,202
Accumulated income
Accumulated net operating income	2,273,223	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,353,134)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(711,040)	1,341,128

Net Assets	$ 2,332,625	$ 4,174,316

Equivalent per share value based on 6,412,426 shares of capital stock
outstanding as of January 31, 2011 and April 30, 2010	$ 0.36	$ 0.65

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME
Management services
Non-affililiates	$ -	$ -	$ -	$ 3,588
Affiliates	458	2,088	1,458	2,588
Total Management Services	458	2,088	1,458	6,176

Interest income	-	-	-	1,008
Accounting services
Affiliates	-	7,500	13,200	10,500
Total Accounting Services	-	7,500	13,200	10,500

Other Income
Affiliates	548	-	1,198	-

TOTAL INCOME	1,006	9,588	15,856	17,684

COST AND EXPENSE
Bad debt	-	-	-	33,514
Salaries and wages	115,580	62,972	267,873	178,418
Professional fees	19,575	20,212	81,521	138,140
Insurance	21,133	22,399	69,983	75,872
Interest expense	8,271	7,346	23,975	23,627
General and administrative	10,947	21,275	42,025	65,120
Depreciation	475	475	1,425	1,425
TOTAL COST AND EXPENSE	175,981	134,679	486,802	516,116

Loss before income taxes and related interest	(174,975)	(125,091)	(470,946)	(498,432)

Income tax benefit (provision)	372,500	51,000	1,018,500	594,000
Fines and penalties	-	-	(13,134)	66,700
Interest expense	-	-	-	(13,150)

NET INCOME (LOSS) FROM OPERATIONS	197,525	(74,091)	534,420	149,118

Net realized and unrealized gains (losses)
Gain (loss) on disposal of portfolio stock	(162,027)	41,366	(331,577)	(118,806)
Unrealized appreciation (depreciation) on investments	(464,504)	72,290	(2,052,168)	(751,904)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$ (429,006)	$ 39,565	$ (1,849,325)	$ (721,592)

Net increase (decrease) in net assets from operations per share:
Basic	$ (0.07)	$ 0.01	$ (0.29)	$ (0.11)
Diluted	$ (0.07)	$ 0.01	$ (0.29)	$ (0.11)

Weighted average shares:
Basic	6,412,426	6,412,426	6,412,426	6,412,426
Diluted	6,412,426	6,412,426	6,412,426	6,412,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$ (1,849,325)	$ (721,592)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(60,807)
Exercise of warrants	(25,000)	(4,000)
Proceeds from sale of stock	328,613	492,034
Loss on sale of portfolio stock	331,577	118,806
Investment securities received in exchange for management services	(1,458)	(6,176)
Depreciation expense	1,424	1,424
Stock based compensation expense	7,634	3,816
Bad debt expense	-	33,514
Net unrealized (appreciation) depreciation on investments	2,052,168	751,904
Deferred income taxes	(831,000)	(554,000)
Current income taxes	(193,000)	(45,500)
(Increase) decrease in assets:
Notes receivable affiliates	-	(353)
Receivables non-affiliates	-	5,805
Due from affiliates	(73,678)	(96,700)
Due from non-affiliates	11,601	-
Prepaid expenses	19,377	465
Increase (decrease) in liabilities:
Accounts payable	36,088	(19,807)
Accounts payable, related parties	(7,213)	-
Accrued expenses	161,691	(52,976)
Accrued interest	-	(24,037)
Accrued interest, related parties	22,280	22,056

Net cash used in operating activities	(8,221)	(156,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	126,000
Proceeds (Repayment) of debt	(3,000)	(14,177)
Proceeds from promissory note - related parties	6,343	50,000

Net cash provided by financing activities	3,343	161,823

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,878)	5,699

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,567	15,431

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 1,689	$ 21,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$ 6,500	$ 5,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$ -	$ 1,500

Settlement of promissory notes with portfolio stock	$ -	$ 106,000

Settlement of promissory note with portfolio stock, related party	$ -	$ 78,000

Portfolio stock receivable in exchange for revenue	$ -	$ 1,900

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$ (1,849,325)	$ (721,592)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	7,634	3,816

NET CAPITAL SHARE TRANSACTIONS	7,634	3,816

TOTAL INCREASE (DECREASE)	(1,841,691)	(717,776)

NET ASSETS, BEGINNING OF PERIOD	4,174,316	4,268,861

NET ASSETS, END OF PERIOD	$ 2,332,625	$ 3,551,085

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	January 31, 2011	January 31, 2010

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.65	$ 0.67

Net income (loss) from operations, net of taxes (1)	0.05	(0.04)
Net realized loss on investments, net of taxes (1)	(0.03)	(0.07)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.31)	(0.01)
Net increase from stock transactions (1)	-	-
	(0.29)	(0.12)

Net asset value, end of period	$ 0.36	$ 0.55

Per share market value, end of period	$ 0.06	$ 0.40

Investment return, based on net asset value at end of period	-44.62%	-17.91%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 2,332,625	$ 3,551,085

Ratio of expenses to average net assets	14.96%	17.60%
Ratio of net income (loss) from operations to average net assets	0.01%	60.00%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,412,426

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JANUARY 31, 2011

				Number of
		Date of	% of	Units Held		Method of		Value at	% of
	Business	Acquisition	Portfolio	at January 31, 2011		Valuation (1)	Cost	January 31, 2011	Net Assets
Affiliate Investments (2)

PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	0.17%	2,500,000		(M)	$ 2,500	$ 2,500	0.11%

Vystar Corporation (4)(5)(6)	Natural rubber latex	May-09	25.65%	450,000		(M)	951,000	382,500	16.40%

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex
500,000 warrants expiring April 30, 2013(5)(6)	products	Jul-08	9.92%	500,000		(I)	193,000	148,000	6.34%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	2.21%	50,000		(I)	-	33,000	1.41%
50,000 warrants expiring May 31, 2012(5)(6)		Nov-11	2.21%	50,000		(I)	-	33,000	1.41%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.11%	100,000		(M)	1,625	1,625	0.07%
		Nov-09	0.13%	1,900,000		(M)	1,900	1,900	0.08%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.67%			(C )	10,000	10,000	0.43%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000		(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD		(I)	-	-	0.00%

	Total Investments in Affiliates		41.07%				1,685,952	612,525	26.25%

Non-Affiliate Investments (3)

Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	0.72%	7,262		(M)	14,651	10,239	0.46%
		Dec-10	7.56%	100,000	(5)	(M)	95,000	112,800	4.86%

Warrant to purchase 400,000 shares of Lightwave Logic,	Plastics engineering	Feb-08	31.30%	400,000		(I)	278,000	467,000	20.02%
Inc. common stock, expiring February 2013 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	16.14%	1,000,000		(I)	112,000	241,000	10.33%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	3.19%	500,000		(I)	17,000	48,000	2.06%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software

Other (5)(6)(7)	Various	May-09	0.02%	3,000		(C )	300	300	0.01%

	Total Investments in Non-Affiliates		58.93%				516,951	879,339	37.74%

	Total Investments		100.00%				$ 2,202,903	$ 1,491,864	63.99%

	Cash and other assets, less liabilities							840,761	36.01%

	Net assets at January 31, 2011							$ 2,332,625	100.00%

Notes to Schedule of Investments

(1)	Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C ) Cost.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.

(4)	Unrestricted securities - liquid securities.
(5)	Restricted securities - illiquid securities; total illiquid securities of $1,099,125 make up 47% of total net assets as of January 31, 2011.
(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.
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

JANUARY 31, 2011

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

Basis of Presentation

The accompanying interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the Securities and Exchange Commission.  The interim operating results for the three and nine months ending January 31, 2011 are not necessarily indicative of operating results expected for the full year.

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

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At January 31, 2011 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $30,014 as of January 31, 2011 and April 30, 2010.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

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

JANUARY 31, 2011

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

Reclassifications

Certain reclassifications were made to the January 31, 2010 financial statements in order to conform to the January 31, 2011 financial statement presentation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

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

JANUARY 31, 2011

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

At January 31, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$ 612,525	$ 382,500	$ -	$ 230,025
Non-affiliate investments	879,339	123,039	-	756,300

Total Investments in securities	$ 1,491,864	$ 505,539	$ -	$ 986,325

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 3– INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending January 31, 2011:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, October 31, 2010	$ 3,292,700

Transfers into Level 3	-
Transfers out of Level 3	(70,000)
Total realized losses included in change in net assets	(113,204)
Total unrealized losses included in change in net assets	(2,123,171)

Ending Balance, January 31, 2011	$ 986,325

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (832,500)

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending January 31, 2011:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2010	$ 3,790,300

Transfers into Level 3	-
Transfers out of Level 3	(70,000)
Total unrealized losses included in change in net assets	(169,550)
Total realized losses included in change in net assets	(2,564,425)

Ending Balance, January 31, 2011	$ 986,325

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (147,600)

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at January 31, 2011 was $183,700.  The accrual of unrecognized tax provisions at January 31, 2011 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 4 – INCOME TAXES (CONTINUED)

Tax years from 2005 (initial tax year) through 2010 remain subject to examination by major tax jurisdictions.

The income tax benefit for the nine months ending January 31, 2011 and 2010 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax expense differs from the “expected” income tax expense for federal income tax purposes as follows:

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2011	January 31, 2010

Income taxes at U.S. Federal Income Tax rate	$ 844,500	$ 485,000
State income taxes, net of federal benefit	291,000	110,000
Non-deductible share based compensation	(3,000)	(1,000)
Realized losses	(114,000)	-
Change in valuation allowance	-	-

	$ 1,018,500	$ 594,000

The income tax (provision) benefit consists of the following:

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2011	January 31, 2010

Current:
Federal	$ 148,000	$ (57,000)
State	41,000	(16,000)

Total Current	$ 189,000	$ (73,000)

Deferred:
Federal	$ 648,500	$ 521,000
State	181,000	146,000

Total Deferred	$ 829,500	$ 667,000

Total Income Tax Benefit	$ 1,018,500	$ 594,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 4 – INCOME TAXES (CONTINUED)

The components of deferred tax (assets) liabilities are as follows:

	January 31, 2011	April 30, 2010

Deferred tax (asset) liability
Deferred charges	$ (68,000)	$ (73,000)
Net operating loss	(87,000)	(88,000)
Unrealized gains	(283,000)	533,000
Capital loss carryforward	(1,436,000)	(1,418,000)
Stock-based compensation	(129,000)	(126,000)
Amortization of deferred revenue from warrants	347,000	347,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax asset	$ (1,751,000)	$ (920,000)

At April 30, 2010, the Company had a capital loss carryforward of approximately $4,224,000 which if not used will expire in 2015.

In November 2010, the Delaware Division of Revenue issued a tax lien against the Company for outstanding taxes and penalties owed for the year ended April 30, 2007 of approximately $214,000. The Company has an agreement with the Delaware Division of Revenue to pay them a minimum of $500 per month, with the understanding that if the Company has a liquidity event, they will be paid in full (NOTE 14).

At January 31, 2011 there is a $182,700 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

At January 31, 2011 the IRS has a lien against the Company for outstanding taxes and liabilities for the year ended April 30, 2007.  Currently, the Company has an agreement with the IRS to pay them a minimum of $500 per month, with the understanding that if the Company has a liquidity event, they will be paid in full.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2011	April 30, 2010

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest
at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$ 30,014	$ 30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$ -	$ -

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

`	January 31, 2011	April 30, 2010

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 52,587	$ 53,962
SIVOO Holdings	3,500	3,500
Incredible 3D, Inc.	94,497	89,248
Mediavix	112,378	81,736
Innovation Industries	(6,327)	3,732
Medicaview International	49,221	11,601

Totals	305,856	243,779

Allowance for bad debt	(3,500)	-

Total Due from Affiliated Companies	$ 302,356	$ 243,779

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

	January 31, 2011	April 30, 2010

Affiliates

PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	$ -	$ 1,458
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	-	1,458

Total Deferred Revenue	$ -	$ 1,458

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

Non-Affiliates
Received a warrant to purchase 500,000 shares of iVolution common	$ -	$ -	$ -	$ 3,588
stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	-	-	-	3,588

Affiliates
BFAG V, Inc./Incredible 3D, Inc. ("I3D")
Received 1,900,000 shares of I3D common stock for payment		1,900		1,900
of services per a three month contract dated November 2009
valued at $1,900, fair value and amortized over the life of
the contract.

PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	458	188	1,458	188
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Multi-View Technologies ("MVT")
Received a warrant to purchase 500,000 shares of MVT common	-	-	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 500,000 shares of DCMC common	-	-	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Total Affiliates	458	2,088	1,458	2,588

Total Management Services Revenue	$ 458	$ 2,088	$ 1,458	$ 6,176

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2011	April 30, 2010
Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2%
for a period of ten months. Payable in ten monthly installments of
$2,414 per month.	$ -	$ 23,154

Notes payable	$ -	$ 23,154

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 12)	$ 332,068	$ 297,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 12)	14,801	20,000

Notes payable, related party	$ 396,869	$ 367,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms.  As of January 31, 2011 and April 30, 2010 these advances totaled $19,000 and $22,000, respectively.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of January 31, 2011 , 1,000,000 are available for issuance.

During the nine months ending January 31, 2011 the Company’s net income was approximately $7,634 and $3,816 lower as a result of stock-based compensation expense.  As of January 31, 2111, there was $0 in unrecognized compensation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intristic Value

Outstanding, April 30, 2010	650,000	$ 0.20	8.07	$ -

Forfeited	(50,000)	$ 0.20	8.07	$ -

Outstanding, January 31, 2011	600,000	$ 0.20	8.07	$ -

Exercisable, January 31, 2011	600,000	$ 0.20	8.07	$ -

NOTE 11 – CAPITAL SHARE TRANSACTIONS

During the nine months ended January 31,2011, the Company recognized $7,634 of share-based compensation expense.

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $396,869 and $367,372 at January 31, 2011 and April 30, 2010, respectively (NOTE 8).

The total of expenses owed to the officers are $7,213 at January 31, 2011 and April 30, 2010, and are recorded as an accounts payable, related parties.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE 13 – CONTINGENCIES (CONTINUED)

McCrae Associates, LLC Lawsuit (Continued)

Recently, the courts decided that McCrae’s request to be reimbursed for his attorney’s fees were unreasonable and were threw out of the lawsuit.  Also, the Universal Capital Management directors were also removed as defendants from the case by the courts.

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

NOTE 14 – SUBSEQUENT EVENTS

In February 2011, the Company agreed to a settlement regarding the McCrae Associates, LLC lawsuit.  In exchange for settlement of the lawsuit, the Company is exchanging 42,500 warrants of Lightwave Logic, Inc. (LWLG) for the Company’s shares that McCrae holds.  As of the date of this filing, the settlement agreement has not been executed.

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.