Form 10-K
period 2011-04-30
Universal Capital Management, Inc.
filed 2011-08-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2601 Annand Drive, Suite 16 Wilmington, DE (Address of principal executive offices)	______19808____ (Zip Code)
Registrant’s telephone number, including area code: (302) 998-8824 :
Securities registered pursuant to Section 12(b) of the Act
Title of each class None	Name of each Exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☐.    No ☒.

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

Large Accelerated Filer  ¨    Accelerated Filer  ¨    Non-Accelerated filer  ☒    Smaller reporting company  ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ¨    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $281,428.  Such aggregate market value was computed by reference to the closing price of $0.08 per share for the registrant’s common stock on the OTC Bulletin Board on that date.  For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of August 15, 2011 was 5,912,426.

Universal Capital Management, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the year ended April 30, 2011 with the Securities and Exchange Commission without audit by the Company’s principal auditors.  As a result, the financial statements contained in this Annual Report may be subject to future adjustment.  The Company intends to file an amendment to this Annual Report upon the Company’s principal auditor’s audit of the Company’s financial statements and this Annual Report.

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

Organization

Our Company was formed as a Delaware corporation on August 16, 2004 as a closed-end, non-diversified management investment company that had originally elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). In early 2010, we launched our first product under a new direct response management and marketing venture, which we are still in the process of getting to market.  We are now in the process of reorganizing our business plan to be a direct response management and marketing company. We continue to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).

Our Company’s fiscal year ends April 30.  At April 30, 2011, we had investments of $981,217 at fair value in seven companies.

Our offices are located at 2601 Annand Drive, Suite 16, Wilmington, DE 19808.  Our Internet website is located at: www.unicapman.com.

Business Development Company Business

Universal Capital Management, Inc. (the “Company,” “we,” or “our”) is a publicly traded business development company.  We were formed primarily to engage in the business of furnishing capital and making available managerial assistance to emerging companies with high growth potential that do not have ready access to capital through conventional financial channels. Recently our business plan has been evolving towards serving as a direct response management and marketing company that provides management, accounting and marketing services to our clients.

Under our business development company model we refer to the companies that we invest in and provide management services for as “portfolio companies,” and there are two types of portfolio companies, one is a portfolio holding company and the other is an active portfolio company.  A portfolio holding company is a company that we have invested in or provided management services to in the past, no longer have a valid management contract and therefore no longer provide any management services.  An active portfolio company is one that we have a current management contract and continue to provide management services along with any additional services needed.

In exchange for our cash investment in a portfolio company, we receive securities issued by the portfolio company, typically common stock or warrants to purchase common stock.  Upon providing management services to our portfolio company, we receive securities issued by the portfolio company, typically common stock or warrants to purchase common stock.  Our investment objective is to generate capital appreciation, primarily through investments in the equity securities, or warrants to purchase the equity securities, of our portfolio companies.  Our business development company business model provides our stockholders with the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, as well as the risks, of investing in small, early-stage companies.

We ceased our operations as a business development company late in 2010, with the last of our management contracts expiring in December 2010. Presently, our portfolio consists only of portfolio holding companies.  We have no active portfolio companies in our portfolio and do not expect to enter into any new management contracts to provide any type of management or other services to any new or existing portfolio companies. We continue to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).

Direct Response Management and Marketing Business

As we stated above, our business plan has been evolving towards serving as a direct response management and marketing company that provides management, accounting and marketing services to our clients.  Our Company identifies, advises in development and markets consumer products. We currently have one product that we are testing in the market.

Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

The direct response marketing industry is a large, fragmented and competitive industry. Direct response incorporates various marketing formats including direct mail, telemarketing, television, radio, newspaper, magazines and others. Typically direct response television programs incorporate an infomercial in either short form (30 seconds to 5 minutes) or long form (28.5 minutes) direct response programs. The formats discuss and demonstrate products and provide a toll-free number or website for viewers to purchase. We have been able to establish business relationships with key people/companies in the industry that allows us to act as a management team for entrepreneurs and inventors.  As a management team, we assume the day to day responsibilities of bringing a product to market from the manufacturing to the end sale to the consumer.  We believe the principal competitive factors include authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price.

Investments

We currently hold the securities of seven companies.  We do not intend to make additional investments in new companies; however, we may provide managerial assistance from time to time for a small fee in cash, common stock or warrants to our current companies until we file an election with the U.S. Securities and Exchange Commission to formally cease to operate as a business development company. To date, our initial investment in each of our portfolio companies has been significantly less than $500,000. We have limited the size of our total investment in any one portfolio company, we hope to reduce and diversify our risk.

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

Portfolio Securities

The Company’s investments at April 30, 2011, were as follows:

		Approximate
		% of Class	% of	Number of
Common Stock and Warrants - United States	Business	Owned	Portfolio	Shares Held	Fair Value

Affiliated Securities
PR Specialists, Inc.	Shell	19.59%	0.25%	2,500,000	2,500

BF Acquisition Group, Inc.	Shell	34.94%	0.36%	2,000,000	3,525

Vystar Corporation	Natural rubber latex products	5.11%	16.94%	369,300	166,185

Warrant to purchase shares of Vystar Corporation	Natural rubber latex products	3.86%	12.63%	600,000	124,000
500,000 shares of common stock, expiring April 2013
50,000 shares of common stock, expiring April 2012
50,000 shares of common stock, expiring May 2012

Innovation Industries	Direct sales	n/a	1.02%	n/a	10,000

SIVOO Holdings, Inc. common stock	High speed internet media	2.30%	0.00%	664,501	-

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011		0.67%	0.00%	200,000	-
405,000 warrants expiring February 28, 2013		1.40%	0.00%	405,000	-
4% of fully diluted common stock at exercise – TBD					-

Total Affiliated Securities			31.20%		306,210

Non-affiliated Securities
Lightwave Logic, Inc. common stock	Plastics engineering	0.12%	9.14%	100,817	89,707

Warrant to purchase 357,500 shares of Lightwave Logic, Inc.	Plastics engineering	0.81%	31.50%	357,500	309,000
common stock, expiring February 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	2.93%	24.56%	1,000,000	241,000
Group common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	1.47%	3.57%	500,000	35,000
Group common stock, expiring July 2013	records software

Other common stock	Other various investments	0.00%	0.03%		300

Total Non-Affiliated Securities			68.80%		675,007

Total Securities			100.00%		981,217

Innovation Industries (“Innovation”) is headquartered in Chester, Pennsylvania. The company’s Founder and President, William Wilkinson, is the largest inventor of fitness/exercise equipment and holds over 200 domestic and foreign patents. It has an impressive history of developing and marketing exceptional consumer products and is a leader in fitness and exercise equipment products.

Will is the inventor of Step aerobics and co-founder of Step Reebok, which started the modern fitness movement. He was also the lead developer of products for NordicTrack and invented Total Body/dual action exercise machines popularized in the early 90s. In addition, he co-developed, with National Media of Philadelphia, PA, the Bruce Jenner line of fitness equipment which included the PowerWalk Plus treadmill. Will’s latest blockbusters, Twist and ToneTM and the GetAGrip®, are  first-to-market game changers that will redefine how we improve strength in hands, wrists, and forearms with virtually no competition in today’s marketplace.

The Twist and ToneTM was launched in July 2010 through an online marketing campaign and the infomercial is currently being re-worked and re-tested and should be launched sometime in the fall 2011.  The GetAGripPro® is scheduled to be launched in the fall 2011 with the help of a very well-known golf celebrity, David Leadbetter, leading the way with his endorsement.

In the fall 2011, a medical kit that includes the GetAGripPro® will be introduced to the medical society as a therapeutic and rehabilitation tool for therapists and their clients.

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

On May 1, 2009, Vystar and Alatech Healthcare, LLC, a major United States condom manufacturer, received 510(k) clearance from the U.S. Food and Drug Administration to market and sell Alatech’s Envy™ condom manufactured with Vytex® NRL. The Envy condom will be the first medical product available in the United States made from Vystar’s patented Vytex® NRL, which has less than 2 micrograms/dm2, virtually undetectable levels, of the antigenic proteins that can cause an allergic response, while retaining and improving upon all the desirable qualities of latex. The Envy condom will carry labeling that will reflect the lowest antigenic protein content currently available in a natural rubber latex medical device in the United States.  Vystar’s S-1 registration statement was declared effective by the Securities and Exchange Commission on August 7, 2009.  Vystar began trading in December 2009 on the OTC:BB under the symbol “VYST”.

Lightwave Logic, Inc. (“Lightwave”) is headquartered in Newark, Delaware and is a publicly traded company trading under the symbol “LWLG” on the OTC.BB market.  Lightwave Logic is a development stage research and development company that has developed and is continuing to develop high-activity, high-stability electro-optic polymers which they believe could have a broad range of applications in the electro-optic device market.

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. Lightwave Logic expects their patented and patent-pending technologies when completed and tested to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.Lightwave Logic’s electro-optic polymers (plastics) are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environment and performance specifications demanded by electro-optic devices. They believe that their patented technologies will enable them to design electro-optic polymers that are free from the numerous diverse inherent flaws that plague competitive polymer technologies employed by other companies and research groups. Lightwave Logic engineers its polymers with the intent to have temporal, thermal, chemical and photochemical stability within their patented molecular architectures. Lightwave Logic considers its proprietary intellectual property to be unique.

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

PR Specialists, Inc. is a non-reporting, registered company with the SEC that currently has no operations and is a shell company.

BF Acquisition Group, Inc. is a non-reporting, non-trading, registered company with the SEC that currently has no operations and is a shell company.

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

The net asset value and net asset value per share of common stock of our Company at the end of each fiscal quarter is as follows:

		Net Asset Value
Date	Net Asset Value	Per Share

April 30, 2011	$1,769,636	$0.30

January 31, 2011	$2,332,625	$0.36

October 31, 2010	$2,756,658	$0.43

July 31, 2010	$3,688,672	$0.58

April 30, 2010	$4,174,316	$0.65

January 31, 2010	$3,551,085	$0.55

October 31, 2009	$3,500,248	$0.55

July 31, 2009	$4,323,332	$0.67

April 30, 2009	$4,268,861	$0.67

January 31, 2009	$3,341,565	$0.55

October 31, 2008	$2,218,331	$0.38

July 31, 2008	$4,959,096	$0.84

April 30, 2008	$5,599,232	$0.98

January 31, 2008	$3,217,402	$0.57

October 31, 2007	$3,323,505	$0.61

July 31, 2007	$2,667,599	$0.49

April 30, 2007	$4,097,464	$0.75

January 31, 2007	$3,873,969	$0.71

October 31, 2006	$4,052,654	$0.75

July 31, 2006	$2,426,652	$0.45

April 30, 2006	$2,243,790	$0.46

January 31, 2006	$2,304,214	$0.48

October 31, 2005	$2,164,418	$0.43

July 31, 2005	$1,921,122	$0.39

At April 30, 2011, approximately all of our Company’s investments were recorded at fair value.

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

At April 30, 2011, our Company had current year taxable loss of $466,486 with a carryforward net operating loss of $218,496 from April 30, 2010.

Competition

Investments

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

Direct Response

We face significant competition within each merchandise category. The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. There are no significant barriers to entry in the direct marketing industry. Our competitors include large and small retailers, other direct marketing companies, including some with direct response television programs. Furthermore, established brick-and-mortar retail competitors have recently made efforts to sell products through direct response marketing methods. Many of these competitors are larger and have significantly greater financial, marketing and other resources. Increased direct response marketing programs may adversely affect response rates to our direct response television marketing efforts, which would directly affect margins. Our failure to compete successfully would materially and adversely affect our financial condition and results of operations.

Employees and Management Fees

Our Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees.  At such time, if ever, as our Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.  As of April 30, 2011 our Company employed one full-time employee.

Regulation

As a business development company, we are exempt from certain requirements of the 1940 Act, but other provisions of the 1940 Act apply to us.  For example, a majority of our Board of Directors must be comprised of persons who are not interested persons, as that term is defined in the 1940 Act.  Additionally, our Company must maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a business development company, we must not offer to protect any director or officer against any liability to our Company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We must adopt and implement written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.  We also must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.

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

Item 1A.

Risk Factors

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materializes, our business, financial condition or results of operations could be materially adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Company.

Our cash expenses are very large relative to our cash resources and cash flow which requires us to continually sell new shares of common stock or securities of portfolio companies.

As of April 30, 2011, we had cash resources of $16,566.  In the year ended April 30, 2011 we had revenues of $37,541, virtually all of which were received in the form accounting services provided to our clients. Consequently, we have been required either to sell new shares of our common stock or securities of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments. This practice is likely to continue in the fiscal year ending April 30, 2012 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you the launch of any products will be successful and provide the necessary revenues to sustain the business.

Because there is generally no established market in which to value our investments, our Board of Directors’ value determinations may differ materially from the values that a ready market or third party would attribute to these investments.

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

We are subject to the risks arising from adverse changes in general economic market conditions or any failure of the U.S. economy to recover from its recent recession. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The uncertainty about future economic conditions could negatively impact our current and prospective customers, including those in the direct response markets, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery. Consumer spending in the United States has been, and is expected to continue to be, negatively affected by these economic trends which, in turn, will negatively impact our results of operations. Furthermore, the uncertainly about future economic conditions could negatively affect our ability to obtain financing, which we will require to fund our operations in the event we do not increase our revenues.

We do not choose investments based on a strategy of diversification and the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2011, approximately 25% of the Company's asset value resulted from a single portfolio holding.

Our operations are subject to the general risks of the direct response television industry including, but not limited to product liability claims, which could exceed our insurance coverage.

Our operations could be impacted by both genuine and fictitious claims regarding products we market. Although primarily all of the consumer products we market are not our property, we could potentially suffer losses from a significant product liability judgment against it. A significant product liability judgment could also result in a loss of consumer confidence in our products and furthermore an actual or perceived loss of value of our brand, materially impacting consumer demand. Although Innovation Industries carries a limited amount of product liability insurance, the amount of liability from product liability claims may exceed the amount of any insurance proceeds received by Innovation Industries.

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

Our business is subject to a variety of laws, rules and regulations that could subject us to claims or other harm to our business.

Government regulation of direct response, Internet and e-commerce is evolving and unfavorable changes could substantially harm our business and results of operations.  We are subject to a variety of laws, including the Mail or Telephone Order Merchandise Rule and related regulations of the Federal Trade Commission. These regulations prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. We are also subject to regulations of the U.S. Postal Service and various state and local consumer protection agencies relating to matters such as advertising, order solicitation, shipment deadlines and customer refunds and returns. In addition, imported merchandise is subject to import and customs duties and, in some cases, import quotas.  The failure to comply with any of these laws, rules or regulations may subject us to consumer claims or result in delays in marketing products or changes in product marketing, which may reduce our revenues, increase our expenses and adversely affect our profitability.

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

We rely upon trademark, copyright and trade secret laws to protect our proprietary rights and those of our clients, which may not provide adequate protection.

Our success and ability to compete depends to a significant degree upon the protection of intellectual property rights, including without limitation our trademarks, trade names and trade secrets and those of our client.  We rely on trademark, copyright and trade secret laws, each of which affords only limited protection. To date we have not received any trademark protection. Our inability to protect intellectual property rights could seriously harm business, operating results and financial condition.

Litigation could become necessary in the future to enforce intellectual property rights.

Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment awarding substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling products. Our business, operating results and financial condition would be harmed if any of these events occurred.  We could incur substantial costs in our defense against infringement claims. In the event of a claim of infringement, we might be required to obtain one or more licenses from third parties. We might be unable to obtain necessary licenses from third parties at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

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

Failure to retain and attract qualified personnel could harm our business.

Our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer. Additionally, companies whose employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. We may receive such claims in the future as we seek to hire qualified employees. We could incur substantial costs in defending against any such claims.

We may have difficulty managing any future growth.

For the implementation of our business objectives, we may need to grow rapidly; brisk growth would lead to increased responsibility for both existing and new management personnel. In an effort to manage such growth, we must maintain and enhance our financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. Despite systems and controls, growth is expected to place a significant strain on our management systems and resources. We will need to continue to improve our operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Failure to manage our future growth would have a material adverse effect on the quality of our operations, ability to retain customers and key personnel and operating results and financial condition.

We may not be successful in finding or marketing new products.

Our business operations and financial performance depends on the ability to attract and market new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of products are submitted by inventors. There can be no assurance that we will be successful in acquiring rights to quality products. We will select new products based upon management’s expertise and limited market studies. As a result, we need to acquire the rights to quality products with sufficient margins and consumer appeal to justify the acquisition costs. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition costs.

Our financial performance is dependent on the products that we do not produce or manufacture.

Our business and results of operations are dependent on the success of products that we do not produce or manufacture. It is likely that the majority of the products we market may fail to generate sufficient revenues. Furthermore it is likely we will market more products which fail to generate significant revenues as opposed to products which generate significant revenues. Our sales and profitability will be adversely affected if we are unable to develop a sufficient number of successful products.

Our financial performance may be harmed if unfavorable economic conditions adversely affect consumer spending.

Our success depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, taxation and interest rates. Other events that adversely affect the economy may diminish consumer spending. There can be no assurance that consumer spending will not be affected by adverse economic conditions, thereby adversely affecting our business, financial condition and results of operations.

We face competition from many other types of companies for customers.

We face significant competition within each merchandise category. The markets for our merchandise are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. There are no significant barriers to entry in the direct marketing industry. Our competitors include large and small retailers, other direct marketing companies, including some with direct response television programs. Furthermore, established brick-and-mortar retail competitors have recently made efforts to sell products through direct response marketing methods. Many of these competitors are larger and have significantly greater financial, marketing and other resources. Increased direct response marketing programs may adversely affect response rates to our direct response television marketing efforts, which would directly affect margins. Our failure to compete successfully would materially and adversely affect our financial condition and results of operations.

We may not be able to respond in a timely and cost effective manner to changes in consumer preferences.

Our merchandise is subject to changing consumer preferences. A shift in consumer preferences away from the merchandise we offer could have a material adverse effect on our financial condition and results of our operations. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or effective manner. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased merchandise returns and lower margins, which would have a material adverse effect on our financial condition and results of operations.

Our business would be harmed if manufactures and service provides are unable to deliver products or provide services in a timely and cost effective manner.

We do not have any long term contracts with manufacturers, supplies or other service providers. We do not produce or manufacture products we market. In addition, we utilize third party companies to fulfill consumer orders and provide telemarketing services. If manufacturers or suppliers are unable, either temporarily or permanently, to manufacture or deliver products or provide services in a timely and cost effective manner, it could have an adverse effect on our financial condition and results of operations.

Disruption in our ability to fulfill orders would harm our financial performance.

Our ability to provide effective customer service and efficiently fulfill orders for merchandise depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related call centers, distribution centers, and management information systems run by third parties. Furthermore we are dependent on the timely performance of other third party shipping companies. Any material disruption or slowdown in manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and fulfill orders and may cause orders to be lost or to be shipped or delivered late. As a result, these disruptions could adversely affect our financial condition or results of operations.

We may experience merchandise returns or warranty claims in excess of our expectations.

Actual merchandise returns and warranty claims may exceed allowances. Any significant increase in merchandise returns or warranty claims would adversely affect our financial condition and results of operations.

Ineffective media purchases may inhibit our ability to sell products, build customer awareness and brand loyalty.

We work with companies who purchase direct response television programming on cable and broadcast networks, network affiliates and local stations. Significant increases in the cost of media time or significant decreases in the available access to media could adversely affect our financial condition and results of operations.

We do not choose investments based on a strategy of diversification and the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2011, approximately 23% of the Company's asset value resulted from a single holding.

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

•

general economic conditions and trends; and/or departures of key personnel.

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

Most of our investments are or will be equity or equity-linked securities acquired directly from small companies. These equity securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of equity securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize values significantly less than the values recorded for such investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company. If we are unable to sell our assets at opportune times, we might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors our Board of Directors will consider in determining fair value of portfolio securities. Moreover, even investments in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which we invest tend to be thin and usually cannot accommodate large volume trades.

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

Our business operations and financial performance depends on the ability to attract and market new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of products are submitted by inventors. There can be no assurance that we will be successful in acquiring rights to quality products. We will select new products based upon management’s expertise and limited market studies. As a result, we need to acquire the rights to quality products with sufficient margins and consumer appeal to justify the acquisition costs. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition costs.

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

Our common stock trades on the OTC Pink Sheets which may make it more difficult for you to sell your stock.

Our common stock is quoted on the OTC Pink Sheets under the symbol “UCMT,” and it has a limited trading market. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock, your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock.

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

In February 2011, the Company agreed to a settlement regarding the McCrae Associates, LLC lawsuit.  In exchange for settlement of the lawsuit, the Company exchanged a warrant to purchase 42,500 shares of Lightwave Logic, Inc. common stock at an exercise price of $0.25 per share, expiring April 2012 for 500,000 shares of the Company’s common stock that McCrae holds.  The legal documents were executed and the transaction was complete in March 2011.

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

In March 2011, MICCO filed a motion to dismiss.  In June 2011, the courts denied this motion to dismiss.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTC Bulletin Board since June 15, 2006.  Through March 2011, the Company’s common stock was trading under the symbol “UCMT”.  In March 2011, the company moved to the pink sheets is now trading under the symbol “UCMT.PK”.

Market Information

		High		Low
		Bid	Asked	Bid	Asked

2010	1st Quarter	$0.34	0.49	0.14	0.30
	2nd Quarter	$0.58	0.75	0.11	0.32
	3rd Quarter	$0.54	0.87	0.25	0.36
	4th Quarter	$0.40	0.64	0.02	0.33

2011	1st Quarter	$0.27	0.70	0.02	0.22
	2nd Quarter	$0.15	0.58	0.00	0.00
	3rd Quarter	$0.031	0.15	0.00	0.00
	4th Quarter	$0.031	0.15	0.00	0.00

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of July 29, 2011, the Company had approximately 599 holders of record of its Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	600,000	$ 0.20	1,000,000
Equity compensation plans not approved by security holders	--	--	---
Total	600,000	$ 0.20	1,000,000

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and we have reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total return during the period from April 30, 2005 to April 30, 2011, for the Company’s common stock, the Company’s Peer Group and the Russell Microcap Index. This graph assumes the investment of $100 in the Company’s common stock, the Company’s Peer Group and the stock in the companies comprising the [index] on April 30, 2005 and the reinvestment of all dividends.

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K.  The following selected information is taken from those financial statements:

Financial Position as of:

	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006
Total assets	$ 3,072,008	$ 5,375,880	$ 5,497,085	$ 8,265,499	$ 6,736,345	$ 3,546,337
Total Liabilities	$ 1,302,372	$ 1,201,564	$ 1,228,224	$ 2,266,267	$ 2,638,881	$ 1,302,547
Net assets(1)	$ 1,769,636	$ 4,174,316	$ 4,268,861	$ 5,599,232	$ 4,097,464	$ 2,243,790
Net asset value per outstanding share	$ 0.30	$ 0.65	$ 0.67	$ 0.98	$ 0.75	$ 0.46
Cash dividend paid	$ -	$ -	$ -	$ -	$ -	$ -
Cash dividends paid per outstanding shares	$ -	$ -	$ -	$ -	$ -	$ -
Shares outstanding, end of year(1)	5,912,426	6,412,426	6,412,426	5,702,720	5,438,274	4,917,634

Operating Data for the Year Ending:

	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006

Total investment income	$ 37,541	$ 55,239	$ 960,424	$ 3,845,715	$ 3,294,637	$ 894,745
Total expenses(2)	$ 536,203	$ 846,861	$ 2,038,412	$ 1,164,201	$ 2,246,754	$ 990,802
Net operating income (loss)	$ (498,662)	$ (791,622)	$ (1,077,988)	$ 2,681,514	$ 1,047,883	$ (96,057)
Total tax benefit (expense)	$ 940,500	$ 953,000	$ 949,000	$ (838,000)	$ (214,000)	$ 585,000
Other income (expense)	$ (13,134)	$ (40,992)	$ (112,524)	$ (26,300)	$ 267,924	$ -
Net realized (loss) income from investments	$ (504,576)	$ (153,277)	$ (2,154,786)	$ (2,069,152)	$ (644,342)	$ -
Unrealized appreciation (depreciation) on investments	$ (2,308,692)	$ (218,492)	$ (323,709)	$ 1,498,262	$ (406,953)	$ (1,376,456)
Net (decrease) increase in net assets resulting from operations	$ (2,384,564)	$ (251,383)	$ (2,720,007)	$ 1,246,324	$ 50,512	$ (887,513)
Net Increase (Decrease) in Net Assets Per Share	$ (0.40)	$ (0.04)	$ (0.45)	$ 0.23	$ 0.29	$ 0.07

(1)

We completed offerings of our common stock as follows:  0 shares during the year ending April 30, 2011 and 2010; 709,706 shares during the year ending April 30, 2009; 264,446 shares during the year ending April 30, 2008; 520,640 shares during the year ending April 30, 2007; and 109,434 shares during the year ending April 30, 2006. In March 2011, the Company settled the McCrae lawsuit and received 500,000 shares of its common stock back in return for a warrant to purchase 42,500 shares of LWLG common stock at an exercise price of $0.25 per share, exercisable until February 2012.

(2)

Included in total expenses is non-cash, stock-based, compensation expense of $7,634 for the year ending April 30, 2011; $5,088 for the year ending April 30, 2010; $1,051,136 for the year ending April 30, 2009; $9,336 for the year ending April 30, 2008; $634,946 for the year ending April 30, 2007; and $0 for the year ending April 30, 2006.

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

The income that our Company derives from investments consists of management fees, interest income, and appreciation (net of depreciation) in the values of the Company holdings and management revenue from the management and marketing of the direct response products.

Consequently, our Company’s success or failure will depend on the ability to properly manage and market the products in the direct response market.  There is no assurance that we will be able to do so.

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

Until December 2010, our Company was primarily a publicly traded business development company in which our primary business was to invest in emerging growth companies.  Our Company assisted companies in strategic and financial planning, in market strategies and in trying to achieve prudent and profitable growth.  Management had devoted most of its efforts to general business planning, raising capital, and seeking appropriate investments.

In December 2010, our Company’s primary business structure began to change due to economic factors and new opportunities and we now also identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ending April 30, 2011	At and for the Year Ending April 30, 2010

Total Assets	$3,072,008	$5,375,880
Net Assets	$1,769,636	$4,174,316
Net Asset Value Per Share	$0.30	$0.65
Net Unrealized Appreciation/(Depreciation) on Investments	($2,308,692)	($218,492)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2011 were primarily attributable to:

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted shares and warrants decreased from $0.95 to $0.45 per share during the year ending April 30, 2011 for a net unrealized depreciation of $936,996.  Our Company’s total investment in Vystar was $290,185 at April 30, 2011 compared to $1,227,180 at April 30, 2010.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants decreased from $1.37 to $1.11 per share during the year ending April 30, 2011 for a net unrealized depreciation of $240,480.   Our total investment in LWLG at April 30, 2011 was $398,707 compared to $758,742 at April 30, 2010.

•

PR Specialists, Inc. (“PR”) average valuation on restricted and unrestricted shares and warrants decreased from $0.50 to $0.02 per share during the year ending April 30, 2011 for a net unrealized depreciation of $636,475.   Our total investment in BFAG at April 30, 2011 was $3,525 compared to $640,000 at April 30, 2010.

•

BF Acquisition Group V, Inc. (“BFAG”) average valuation on restricted and unrestricted shares and warrants decreased from $0.32 to $0.001 per share during the year ending April 30, 2011 for a net unrealized depreciation of $1,247,500.   Our total investment in PR at April 30, 2011 was $2,500 compared to $1,250,000 at April 30, 2010.

•

The increase in cash of $9,999.

•

The increase in accounts payable and accrued expenses of $206,312.

•

The increase in net deferred tax asset of $754,000.

•

The decrease in deferred revenue of approximately $1,458, which is due mainly to management services revenue of $1,458 which was earned during the year ending April 30, 2011.

•

The decrease in current income taxes payable of approximately $192,000.

•

The decrease to Net Capital of $20,116 consists of the settlement of a lawsuit where the Company received 500,000 shares of its common stock in exchange for a warrant to purchase 42,500 shares of LWLG common stock of $27,750, offset by share-based compensation expense of $7,634.

At April 30, 2011 and April 30, 2010, $981,217 or approximately 32% and $4,179,222 or approximately 78% of our assets, respectively, consisted of investments, of which cumulative net unrealized appreciation (depreciation) before the income tax effect were $(967,564) and $1,341,128, respectively.  Deferred tax asset (liability) has been estimated at approximately $385,000 and $(533,000), at April 30, 2011 and 2010, respectively.

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

Year ended April 30, 2011 compared to the year ended April 30, 2010 and April 30, 2009

For the year ended April 30, 2011 we had revenue for services in the amount of $37,541 compared to $55,239 for the year ended April 30, 2010 and $960,424 for the year ended April 30, 2009.  Approximately 4% of our revenue for services was received in the form of equity securities for the year ended April 30, 2011 compared to approximately 13% for the year ended April 30, 2010 and approximately 96% for the year ended April 30, 2009.

Total operating expenses for the year ended April 30, 2011 were $536,203, the principal components of which were professional fees of $103,322, of which $49,561 represents audit fees and approximately $37,389 of legal expense.  Additionally, principal components of operating expenses include $252,373 for payroll which includes $7,634 of share based compensation expense, $94,096 of insurance expense, $31,554 of interest expense and $53,058 of general and administrative expense.  By comparison, total operating expenses for the year ended April 30, 2010 were $846,861, the principal components of which were professional fees of $138,769, payroll expense of $388,995 ($5,088 was share based compensation expense), bad debt expense of $98,667, insurance expense of $104,133, and general and administrative expenses of $81,274.  By comparison, total operating expenses for the year ended April 30, 2009 were $2,038,412, the principal components of which were payroll of $1,208,229, professional fees of $458,263, insurance of $97,172, bad debt expense of $140,765, $27,625 of interest expense and general and administrative expenses of $104,458.

We realized a loss from operations before taxes and interest of $498,662 for the year ended April 30, 2011 compared to a loss of $791,622 for the year ended April 30, 2010 and a loss from operations before taxes and interest of $1,077,988 for the year ended April 30, 2009.

Our Company had net unrealized depreciation of $2,308,692 for the year ended April 30, 2011, compared to a net unrealized depreciation of $218,492 for the year ended April 30, 2010 and a net unrealized appreciation of $323,709 at year end April 30, 2009.

For the year ending April 30, 2011, we had a recognized loss on disposal and sale of several of our portfolio company investments of $504,576.

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

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions to obtain liquidity.  We had $16,566 of cash at April 30, 2011.   Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, our Company may not sell shares of common stock at less than our net asset value except in certain limited circumstances.

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

Management’s Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of as of as of April 30, 2011.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance.

(a)

Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Michael D. Queen	55	Director, Chief Executive Officer	1 yr/Since 2004
Theresa Q. Hoffmann	38	Vice President of Finance Secretary, Treasurer	1 yr/Since March 2009
Charles E. Hoover	55	Vice President	1 yr/Since May 2008
Robert G. Oberosler	54	Director	1 yr/Since October 2009
Steven P. Pruitt, Jr.	34	Director	1 yr/Since 2004
Jeffrey P. Muchow	63	Director	1 yr/Since 2004

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

Independence of the Board of Directors

After review of all relevant information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its senior management and independent auditors, the Board of Directors has determined affirmatively that Steven P. Pruitt Jr. and Jeffrey Muchow are independent directors (and not “interested persons” within the meaning of the Investment Company Act of 1940).  Independent directors are those directors that are determined not to be interested persons within the meaning of the Investment Company Act of 1940.  On June 4, 2009, Thomas Pickard, an independent member of the Board of Directors, resigned for health reasons.  He was replaced in September 2009 by the appointment of Stephen J. Laukaitis.  Due to potential conflicts of interest, Mr. Laukaitis resigned as a member of the Board of Directors in April 2010.  In October 2009, Joseph Drennan resigned as a Vice President and a member of the Board of Directors for personal reasons.  We currently have four board members, of which two are independent, which does not meet the requirement that our Board of Directors be comprised of a majority of independent directors.

Meetings of the Board of Directors and Committees

Directors do not receive compensation for their services as directors.

The Board of Directors held two meetings during fiscal year 2011.  All Company directors are expected regularly to attend Board and committee meetings and stockholder meetings and to spend the time needed, and meet as frequently as necessary, to discharge their responsibilities properly.  During fiscal year 2011 each member of the Board of Directors attended 100% of meetings of the Board of Directors and Committees of the Board of Directors on which he served, held during the period for which he was a director or committee member, respectively.

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

During the 2010 fiscal year, the Audit Committee held 1 meeting.

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

For the fiscal year ended April 30, 2011, the principal components of compensation for the Company’s executive officers were annual base salary and long-term equity compensation.  The independent directors subjectively apportion total compensation among these elements in such proportions as they determine are appropriate in the circumstances and, therefore, such apportionment may vary from time to time and among executives.  The independent directors retain the flexibility to consider various factors when making compensation decisions, including external market forces, individual circumstances and performance.

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

The independent directors from time to time determine whether to award options to purchase shares of the Company’s common stock to the Company’s executive officers, including its names executive officers.  There were no stock option awards during the year ended April 30, 2011.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended April 30, 2011, 2010 and 2009.

Summary Compensation Table
Name and principal position	Year Ending	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D. Queen(1)	4/30/11	100,227	0	0	0	0	0	0	100,227
	4/30/10	0	0	0	0	0	0	0	0
	4/30/09	0	0	0	250,769	0	0	0	250,769

Robert G. Oberosler(2)	4/30/11	0	0	0	0	0	0	0	0
	4/30/10	0	0	0	0	0	0	0	0
	4/30/09	0	0	0	67,248	0	0	0	67,248

Theresa Q. Hoffmann(3)	4/30/11	49,045	0	0	0	0	0	0	49,045
	4/30/10	75,000	0	0	0	0	0	0	75,000
	4/30/09	11,540	0	0	0	0	0	0	11,540

Charles E. Hoover(4)	4/30/11	59,143	0	0	0	0	0	0	59,143
	4/30/10	75,000	0	0	0	0	0	0	75,000
	4/30/09	75,010	0	0	273,180	0	0	0	348,190

Joseph Drennan(5)	4/30/11	0	0	0	0	0	0	0	0
	4/30/10	0	0	0	0	0	0	0	0
	4/30/09	0	0	0	167,179	0	0	0	167,179

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

Grants of Plan Based Awards

There were no grants of plan based awards during the year ending April 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each named officer outstanding as of April 30, 2011:

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

Option Exercises and Stock Vested

There were no exercises or vesting during the year ending April 30, 2011.

Compensation of Directors

There was no compensation of directors for the year ending April 30, 2011.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 11, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock.  The address of each person in the table where no other address is specified is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)(2)

Michael D. Queen	404,500(3)	6.84%

Robert G. Oberosler	409,000	6.92%

Joseph Drennan	400,000	6.77%

Theresa Q. Hoffmann	300,000(4)	5.07%

David Bovi 319 Clematis Street Suite 700 West Palm Beach, FL 33401	542,900	9.18%

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

(2)	Applicable percentages are based on 5,912,426 shares outstanding on August 11, 2011, adjusted as required by rules promulgated by the SEC.

(3)

Includes 400,500 shares owned by Mr. Queen’s wife (of which 349,500 shares are owned by Zenith Holdings, Inc., 50,000 shares are owned by Zenith Enterprises and 5,500 are owned by her 401K plan) as to which he disclaims beneficial ownership.

(4)	An option to purchase 300,000 shares of the Company’s common stock at $0.20 per share exercisable within 60 days from the date hereof.

Security Ownership of Management

The following table sets forth, as of April 30, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned (1)(2)

Michael D. Queen	404,500	(3)	6.84%
Robert G. Oberosler	409,000		6.92%
Theresa Q. Hoffmann	300,000	(4)	5.07%
Joseph T. Drennan	400,000		6.77%
Jeffrey P. Muchow	100,000		1.69%
Steven P. Pruitt, Jr.	100,000		1.69%

All executive officers and directors as a group (7 persons)	1,713,500	(3)	28.98%

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

(2)	Applicable percentages are based on 5,912,426 shares outstanding on August 11, 2011, adjusted as required by rules promulgated by the SEC.

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

The following table shows the aggregate fees billed to the Company by Morison Cogen LLP for professional services rendered for the fiscal years ended April 30, 2011, 2010 and 2009:

	For the Year Ending	For the Year Ending	For the Year Ending
Description of Fees	April 30, 2011	April 30, 2010	April 30, 2009

Audit Fees	$-	$-	$30,000
Audit-Related Fees	$-	$-	$-
Tax Fees	$-	$-	$6,100
All Other Fees	$-	$-	$-

	$-	$-	$36,100

Salberg & Company, P.A. has been the independent accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2010 and has reaudited the Company’s financial statements for fiscal years ended April 30, 2009 and 2008.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered during the fiscal years ended April 30, 2011:

	For the Year Ending	For the Year Ending	For the Year
Description of Fees	April 30, 2011	April 30, 2010	Ending April 30, 2009

Audit Fees	$-	$19,000	$19,000
Audit-Related Fees	$-	$-	$-
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

	$-	$19,000	$19,000

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

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1)

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Statement of Assets and Liabilities as of April 30, 2011 and April 30, 2010

Statement of Operations for the years ended April 30, 2011, April 30, 2010 and April 30, 2009.

Statement of Changes in Net Assets for the years ended April 30, 2011, April 30, 2010 and April 30, 2009

Schedule of Investments as of April 30, 2011 and April 30, 2010

Statement of Cash Flows for the years ended April 30, 2011, April 30, 2010 and April 30, 2009

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

Universal Capital Management, Inc.
(Registrant)

August 15, 2011	By: /s/ Michael D. Queen
Michael D. Queen, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Michael D. Queen Michael D. Queen	Chief Executive Officer and Director (principal executive officer)	August 15, 2011

/s/ Theresa Q. Hoffmann Theresa Q. Hoffmann	Vice President of Finance (principal financial officer)	August 15, 2011

/s/ Robert G. Oberosler Robert G. Oberosler	Director	August 15, 2011

/s/ Charles E. Hoover Charles E. Hoover	Vice President	August 15, 2011
/s/ Steven P. Pruitt, Jr. Steven P. Pruitt, Jr.	Director	August 15 2011
/s/ Jeffrey P. Muchow Jeffrey P. Muchow	Director	August 15, 2011

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2011, 2010 AND 2009

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	April 30, 2011	April 30, 2010
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,228 and $525,951)	$ 675,007	$ 1,052,042
Affiliate investments (cost: $1,473,552 and $2,312,143)	306,210	3,127,180
Total Investments	981,217	4,179,222

Cash and cash equivalents	16,566	6,567
Receivables
Note receivable - affiliates (net of allowance: $30,014 and $30,014)	-	-
Due from non-affiliates	49,221	11,601
Due from affiliates (net of allowance: $3,500 and $0)	259,787	228,678
Total Receivables	309,008	240,279

Prepaid expenses	26,131	26,131
Property and equipment, net	681	2,581
Current income tax asset	60,000	-
Deferred income tax	1,674,000	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$ 3,072,008	$ 5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$ 366,650	$ 320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	324,516	193,802
Current income taxes payable	-	132,000
Advances from shareholders	19,000	22,000
Notes payable	24,610	23,154
Note payable, related parties	396,870	367,372
Accrued interest	92,050	92,050
Accrued interest, related parties	71,463	41,730
	1,302,372	1,200,106
Deferred revenue
Non-affiliates	-	-
Affiliates	-	1,458
Total Deferred Revenue	-	1,458

TOTAL LIABILITIES	1,302,372	1,201,564

CONTINGENCIES (NOTE 13)

NET ASSETS	$ 1,769,636	$ 4,174,316

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
5,912,426 and 6,412,426 shares issued and outstanding at
April 30, 2011 and April 30, 2010	$ 5,912	$ 6,412
Additional paid-in capital	6,194,586	6,214,202
Accumulated income
Accumulated net operating income	2,167,507	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,526,133)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(967,564)	1,341,128

Net Assets	$ 1,769,636	$ 4,174,316

Equivalent per share value based on 5,912,426 and 6,412,426 shares of
common stock outstanding as of April 30, 2011 and April 30, 2010	$ 0.30	$ 0.65

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

INCOME
Management services
Non-affiliates	$ -	$ 3,588	$ 888,328
Affiliates	1,458	3,442	26,500
Total Management Services	1,458	7,030	914,828

Interest income	-	1,009	9,596
Accounting services
Non-affiliates	-	1,500	30,000
Affiliates	13,200	45,700	6,000
Total Accounting Services	13,200	47,200	36,000

Other Income	22,883	-	-
Affiliates

TOTAL INCOME	37,541	55,239	960,424

COST AND EXPENSE
Bad debt	-	98,667	140,765
Salaries and wages	252,273	388,995	1,208,229
Professional fees	103,322	138,769	458,263
Insurance	94,096	104,133	97,172
Interest expense	31,554	33,123	27,625
General and administrative	53,058	81,274	104,458
Depreciation	1,900	1,900	1,900
TOTALCOST AND EXPENSE	536,203	846,861	2,038,412

Loss before income taxes and related interest	(498,662)	(791,622)	(1,077,988)

Income tax benefit	940,500	953,000	949,000
Penalties and interest	(13,134)	(27,842)	(86,224)
Interest expense	-	(13,150)	(26,300)

NET INCOME (LOSS) FROM OPERATIONS	428,704	120,386	(241,512)

Net realized and unrealized losses
Loss on disposal of portfolio stock	(504,576)	(153,277)	(2,154,786)
Unrealized depreciation on investments	(2,308,692)	(218,492)	(323,709)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$ (2,384,564)	$ (251,383)	$ (2,720,007)

Net increase (decrease) in net assets from operations per share:
Basic	$ (0.38)	$ (0.04)	$ (0.45)
Diluted	$ (0.38)	$ (0.04)	$ (0.45)

Weighted average shares:
Basic	6,360,371	6,412,426	6,025,951
Diluted	6,360,371	6,412,426	6,025,951

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ending	For the Year Ending	For the Year Ending
	April 30, 2011	April 30, 2010	April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$ (2,384,564)	$ (251,383)	$ (2,720,007)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	-	97,087	138,755
Write-off accounts receivable	-	1,580	-
Write-off loan deemed uncollectible	-	-	2,010
Purchase of investment securities	-	(60,806)	(3,496)
Exercise of warrants	(25,000)	(10,000)	-
Loss on sale/disposal of portfolio stock	504,576	153,277	2,154,786
Stock (received) granted for interest	-	-	-
Investment securities received in exchange for management services	(1,458)	(7,030)	(914,828)
Cancellation of shares for services	-	-	-
Depreciation expense	1,900	1,900	1,900
Stock based compensation expense	7,634	5,088	983,288
Stock options granted for operating expense	-	-	67,848
Officers' compensation contributed as capital	-	151,750	-
Net unrealized (appreciation) depreciation on investments	2,308,692	218,492	323,709
Deferred income taxes	(754,000)	(953,000)	(708,000)
Current income taxes	(192,000)	(7,000)	(241,000)
(Increase) decrease in assets
Notes receivable non-affiliates	-	-	(7,547)
Notes receivable affiliates	-	(1,009)	(2,000)
Receivables non-affiliates	-	5,805	5,031
Due from affiliates	(31,109)	(162,272)	(72,261)
Due from non-affiliates	(37,620)	(21,360)	190
Prepaid expenses	21,296	2,015	5,165
Increase (decrease) in liabilities
Accounts payable	45,865	(48,076)	92,261
Accounts payable, related parties	-	5,802	1,411
Accrued expenses	130,714	46,578	76,224
Accrued interest	-	(24,037)	43,340
Accrued Interest, related parties	29,733	28,926	-
Net cash used in operating activities	(375,341)	(827,873)	(773,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	381,987	651,186	548,824
Net cash provided by investing activities	381,987	651,186	548,824

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	126,000	-
Proceeds (repayment) of advance from shareholder - related party	(3,000)	16,000	-
Repayment of debt	(23,145)	(24,177)	(119,451)
Proceeds from issuance of promissory note - related parties	29,498	50,000	-
Proceeds from exercise of employee options	-	-	75,000
Proceeds from issuance of common stock	-	-	263,500
Net cash provided by financing activities	3,353	167,823	219,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,999	(8,864)	(5,348)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,567	15,431	20,779

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 16,566	$ 6,567	$ 15,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$ 7,000	$ 7,000	$ 10,000

CASH PAID FOR INTEREST	$ 1,023	$ -	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Securities received in exchange for deferred revenue	$ -	$ 4,400	$ 332,000

Fin 48 for penalties and interest	$ -	$ -	$ 26,300

Settlement of McCrae Lawsuit – exchange of LWLG warrant for UCM common stock	$ 27,750	$ -	$ -

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2011	April 30, 2010	April 30, 2009

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ (2,384,564)	$ (251,383)	$ (2,720,007)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	-	-	263,500
Share-based compensation expense	7,634	5,088	983,288
Exercise of employee options	-	-	75,000
Settlement of funk lawsuit, common stock cancelled	(27,750)	-	-
Stock options granted for operating expenses	-	-	67,8488
Officers' compensation contributed as capital	-	151,7500	-

NET CAPITAL SHARE TRANSACTIONS	(20,116)	156,838	1,389,636

TOTAL DECREASE	(2,404,680)	(94,545)	(1,330,371)

NET ASSETS, BEGINNING OF YEAR	4,174,316	4,268,861	5,599,232

NET ASSETS, END OF YEAR	$ 1,769,636	$ 4,174,316	$ 4,268,861

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.65	$ 0.67	$ 0.98

Net income (loss) from operations, net of taxes (1)	(0.04)	(0.07)	(0.10)
Net realized loss on investments, net of taxes (1)	(0.05)	(0.01)	(0.22)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.21)	0.04	(0.22)
Net increase from stock transactions (1)	(0.05)	0.02	0.23
	(0.35)	(0.02)	(0.31)

Net asset value, end of period	$ 0.30	$ 0.65	$ 0.67

Per share market value, end of period	$ 0.20	$ 0.40	$ 0.24

Investment return, based on net asset value at end of period	-53.85	-2.99%	-31.63%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 1,769,636	$ 4,174,316	$ 4,268,861

Ratio of expenses to average net assets	18.04%	20,06%	41.31%
Ratio of net income (loss) from operations to average net assets	1.26%	1.31%	19,47%

Diluted weighted average number of shares outstanding during the period	6,360,371	6,412,426	6,025,951

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2011

				Number of
		Date of	% of	Units Held		Method of			Value at	% of
	Business	Acquisition	Portfolio	at April 30, 2011		Valuation (1)		Cost	April 30, 2011	Net Assets

Affiliate Investments (2)

PR Specialists, Inc. (5)(6)(7)	Public shell	Dec-09	0.25%	2,500,000		(M)		$ 2,500	$ 2,500	0.14%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.17%	100,000		(M)		1,625	1,625	0.09%
		Nov-09	0.19%	1,900,000		(M)		1,900	1,900	0.11%

Vystar Corporation (4)(6)	Natural rubber latex	Mar-10	16.94%	369,300		(M)		738,600	166,185	9.39%
	products

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex
500,000 shares common stock, expiring April 30, 2013 (5)(6)	products	Jul-08	9.17%	500,000	(I)			193,000	90,000	5.09%
50,000 shares common stock, expiring April 30, 2012 (5)(6)		Oct-10	1.73%	50,000	(i)		-	-	17,000	0.96%
50,000 shares common stock, expiring May 31, 2012 (5)(6)		Nov-10	1.73%	50,000	(i)			-	17,000	0.96%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	1.02%			(C )		10,000	10,000	0.57%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)		319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)		-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)		206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD		(I)		-	-	0.00%

	Total Investments in Affiliates		31.20%					1,473,552	306,210	17,31%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	0.10%	817		(M)		678	907	0.05%
		Dec-10	9.05%	100,000	(5)	(M)		95,000	88,800	5.02%

Warrant to purchase 357,500 shares of Lightwave Logic,	Plastics engineering	Feb-08	31.49%	357,500		(I)		250,250	309,000	17.46%
Inc. common stock, expiring February 2012 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring	Medical billing and medical	Jul-08	24.56%	1,000,000		(I)		112,000	241,000	13.62%
July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	3.57%	500,000		(I)		17,000	35,000	1.98%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software
Other (5)(6)(7)	Various	May-09	0.00%	3,000		(C )		300	300	0.02%

	Total Investments in Non-Affiliates		68.80%					475,228	675,007	38.15%

	Total Investments		100.00%					$ 1,948,780	$ 981,217	55.46%

	Cash and other assets, less liabilities								788,419	44.54%

	Net assets at April 30, 2011								$ 1,769,636	100.00%

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

(5) Restricted securities - illiquid securities; total illiquid securities of $814,250 make up 46% of total net assets as of April 30, 2011.

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
Inc. common stock, expiring February 2012 (5)(6)(7)

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

AS OF APRIL 30, 2011

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

During the year ending April 30, 2011, we changed our business plan.  Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

AS OF APRIL 30, 2011

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At April 30, 2011 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $30,014 and $30,014 as of April 30, 2011 and 2010, respectively.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

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

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper.

We also offer our customers services consisting of managing, marketing and accounting to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer. Deposits, if any, on these services are recognized as deferred revenue until earned.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management Services for equity investments

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

Accounting Services

The Company provides accounting and other administrative services to its companies.  Upon entering into a contract with the company, the Company provides services as defined in the contract and revenue is recognized as incurred or as otherwise stated in the contract based on similar criteria as for management services discussed above.

Interest Income

The Company loans monies to its portfolio companies from time to time.  These loans, which are evidenced by a note, are subject to interest accrued on a monthly basis.  This interest income is recognized when accrued.

Income Taxes

We account for income taxes in accordance with FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740 — Income Taxes.

FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

AS OF APRIL 30, 2011

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

Reclassifications

Certain reclassifications were made to the April 30, 2010 and 2009 financial statements in order to conform to the April 30, 2011 financial statement presentation.

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

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

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

During the year ending April 30, 2011, we have entered into a new business model.  We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

AS OF APRIL 30, 2011

NOTE 3– INVESTMENTS (CONTINUED)

As described in Note 1, an amendment to ASC 820-10 was issued in January 2010.  This amendment is effective for interim reporting periods beginning after December 15, 2009.  The Company adopted this amendment on February 1, 2010 and it does not have a material affect on its financial statements.

At April 30, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$ 306,210	$ 176,185	$ -	$ 130,025
Non-affiliate investments	675,007	90,007	-	585,000

Total Investments in securities	$ 981,217	$ 266,192	$ -	$ 715,025

The following chart shows the components of change in the financial assets categorized as Level 3, for the year ending April 30, 2011:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2010	$ 1,122,000

Transfers out of Level 3	(97,750)	(1)
Transfers into Level 3	1,890,000	(2)
Total unrealized losses included in change in net assets	(2,199,225)

Ending Balance, April 30, 2011	$ 715,025

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (413,000)

(1)	Transfer out of $25,000 for exercise of a warrant to purchase Lightwave Logic, Inc. common stock, $72,750 for exchange of warrant for UCMT common stock.
(2)	Transfer in of $640,000 for BF Acquisition Group and $1,250,000 for PR Specialists.

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 4 – INCOME TAXES (CONTINUED)

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2011 was $92,050.  The change in unrecognized tax provisions during the year  ending April 30, 2011 amounted to $0 and the accrual at April 30, 2011 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2011 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2011, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%.  The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

Income taxes at U.S. Federal Income Tax rate	$ 910,000	$ 397,000	$ 1,145,000
State income taxes, net of federal benefit	209,500	117,000	153,000
Non-deductible share based compensation	-	-	(373,000)
Exercise of warrant	9,000	435,000	24,000
Worthless warrants	-	114,000	-
Realized losses	(188,000)	(110,000)	-
Change in valuation allowance	-	-	-

	$ 940,500	$ 953,000	$ 949,000

The income tax (provision) benefit consists of the following:

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

Current:
Federal	$ 145,000	$ (21,000)	$ 241,000
State	41,500	(6,000)	-

Total Current	$ 186,500	$ (27,000)	$ 241,000

Deferred:
Federal	$ 589,000	$ 765,000	$ 553,000
State	165,000	215,000	155,000

Total Deferred	$ 754,000	$ 980,000	$ 708,000

Total Income Tax Benefit	$ 940,500	$ 953,000	$ 949,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 4 – INCOME TAXES (CONTINIUED)

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2011	April 30, 2010

Deferred tax (asset) liability
Deferred charges	$ (66,000)	$ (73,000)
Net operating loss	(87,000)	(88,000)
Unrealized gains	(385,000)	533,000
Capital loss carryforward	(1,231,000)	(1,418,000)
Stock-based compensation	(129,000)	(126,000)
Amortization of deferred revenue from warrants	319,000	347,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax (asset) liability, net	$ (1,674,000)	$ (920,000)

At April 30, 2011, the Company had a capital loss carryforward of approximately $3,098,563 which if not used will expire in 2015.

At April 30, 2011 there is an $181,700 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $300,000.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	April 30, 2011	April 30, 2010
Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest
at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$ 30,014	$ 30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$ -	$ -

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	April 30, 2011	April 30, 2010
Due from Non-Affiliated Companies
MedicaView	$ 49,221	$ 11,601

Total Due from Non-Affiliated Companies	$ 49,221	$ 11,601

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 147,013	$ 143,210
SIVOO Holdings	3,500	3,500
PR Specialists	112,774	81,736
Innovation Industries	-	3,732

Totals	263,287	232,178

Allowance for bad debt	(3,500)	(3,500)

Total Due from Affiliated Companies	$ 259,787	$ 228,678

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

	April 30, 2011	April 30, 2010

Affiliates
PR Specialists, Inc.( PR")
Received 2,500,000 shares of PR common stock for payment	$ -	$ 1,458
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	-	1,458

Total Deferred Revenue	$ -	$ 1,458

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar	$ -	$ -	$ 193,000
Corporation common stock for payment of services per a one year .
contract dated April 2008, valued at $193,000, fair value

Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG	-	-	276,666
common stock for payment of services per one year contract
dated February 28, 2008, valued at $332,000, fair value and
amortized over the life of the contract.

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution	-	-	112,000
common stock for payment of services per a three month contract dated
July 2008, valued at $112,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of iVolution	-	3,588	13,412
common stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common	-	-	6,000
stock for payment of services per a three month contract dated July 2008, valued at $6,000, fair value and amortized over the life of the contract.

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment	-	-	66,084
of services per one year contract dated July 2007, valued at
$396,500, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of TXEG	-	-	46,166
common stock for payment of services per one year contract
dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.

Received 2,500,000 shares of TXEG common stock for	-	-	175,000
services per a one year contract dated July 2008, valued at
$175,000, fair value and amortized over the life of the contract.

Total Non-Affiliates	$ -	$ 3,588	$ 888,328

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

Affiliates
PR Specialists, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	$ 1,458	$ 1,042	$ -
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

BFAG V, Inc. ("BFAG V")
Received 1,900,000 shares of BFAG V common stock for payment	-	1,900	-
of services per a three month contract dated November 2009
valued at $1,900, fair value and amortized over the life of
the contract.

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of	-	-	20,000
services per three month contract dated July 2008, valued at
$20,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of MVT common	-	250	750
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC	-	-	5,000
common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	-	250	750
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Total Affiliates	1,458	3,442	26,500

Total Management Services Revenue	$ 1,458	$ 7,030	$ 914,828

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	April 30, 2011	April 30, 2010

Notes payable
Notes payable. D&O Insurance Premium. Interest accrued at
9.2% for a period of ten (10) months. Payable in ten monthly
Installments of $2,414 per month.	$ 24,610	$ 23,154

Notes payable	$ 24,610	$ 23,154

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 12)	$ 322,068	$ 297,372

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 12)	14,802	20,000

Notes payable, related party	$ 396,870	$ 367,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. As of April 30, 2011and 2010, these advances totaled $19,000 and $22,000, respectively.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of April 30, 2011, 1,000,000 are available for issuance.

During the year ending April 30, 2011, 2010 and 2009, the Company recognized $7,634, $5,088 and $1,051,136, respectively, of stock-based compensation expense. As of April 30, 2011, all compensation expense related to non-vested market-based share awards has been expensed

There were no employee stock options issued by the Company prior to May 1, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2007	185,000	$ 2.00	2.00	$ -

Expired	(60,000)	$ 2.00

Outstanding, April 30, 2008	125,000	$ 2.00	1.00	$ -

Granted	1,925,000	$ 0.53	-	-
Rescinded	(925,000)	$ 1.05
Exercised	(375,000)	$ 0.20	-	-

Outstanding, April 30, 2009	750,000	$ 0.29	4.75	$ -

Expired	(100,000)	$ 0.87

Outstanding, April 30, 2010	650,000	$ 0.20	8.82	$ 130,000.00

Expired	(50,000)	$ 0.20	7.82	$ -

Exercisable, April 30, 2011	600,000	$ 0.20	7.82	$ -

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

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

During the year ended April 30, 2011, the Company recognized $7,634 of share-based compensation expense.

In March 2011, the Company finalized a settlement of the McCrae lawsuit, whereby would return 500,000 shares of Universal Capital Management, Inc. common stock to the Company in exchange for a warrant to purchase 42,500 shares of Lightwave Logic, Inc. at an exercise price of $0.25 per share, expiring in February 2012.  The value of these warrants were determined using the black-scholes model and was $27,750, fair value.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ending April 30, 2011, an officer loaned the Company $24,696 for operating expenses and is included in the Notes payable, related parties.

Notes payable, related parties were $332,068 and $367,372 at April 30, 2011 and 2010, respectively (NOTE 8).

At the end of April 30, 2011 and 2010, accounts payable, related parties are $7,213 and $7,213 respectively.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

In February 2011, the Company agreed to a settlement regarding the McCrae Associates, LLC lawsuit.  In exchange for settlement of the lawsuit, the Company exchanged a warrant to purchase 42,500 shares of Lightwave Logic, Inc. common stock at an exercise price of $0.25 per share, expiring April 2012 for 500,000 shares of the Company’s common stock that McCrae holds.  The legal documents were executed and the transaction was complete in March 2011.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2011

NOTE 13 – CONTINGENCIES (CONTINUED)

Carlin and Wilson Lawsuit (Continued)

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

In March 2011, MICCO filed a motion to dismiss.  In June 2011, the courts denied this motion to dismiss.

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issuance date of these financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.