Form 10-Q
period 2011-07-31
Universal Capital Management, Inc.
filed 2011-09-19
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	20-1568059 (I.R.S. Employer Identification No.)

2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	______19808____ (Zip Code)
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

The number of shares of the registrant’s Common Stock outstanding as of September 19, 2011 was 5,912,426

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	5

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 6.	Exhibits	6

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

In December 2010, our Company’s primary business structure began to evolve due to economic factors and new opportunities and we now also assist and enable entrepreneurs to introduce products to the consumer market. This new business model employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets.

Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. To date, we have received nominal revenues from management fees generated from the sales of several products, none of which may be considered to be material. We currently do not sell any internally developed or Company owned products.

Our Company derives its income from investments, consisting of management fees, interest income, and appreciation (net of depreciation) in the values of our Company holdings, and revenue from the management and marketing of our direct response products.

Consequently, our Company’s success or failure will depend upon our ability to properly manage our investments and direct response marketing business and successfully market our direct response products.  We cannot assure you that we will be able to do so.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending July 31, 2011	At the Year Ending April 30, 2011
TOTAL ASSETS	$ 2,864,105	$ 3,072,008
NET ASSETS	$ 1,581,022	$ 1,769,636
NET ASSET VALUE PER SHARE	$ 0.27	$ 0.30
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	$124,590	$ (2,302,698)

The changes in total assets, net assets and net asset value per share for the three months ending July 31, 2011 were primarily attributable to:

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants decreased from $1.11 to $0.97 per share during the three months ending July 31, 2011 for a net unrealized appreciation of $9,455.   Our total investment in LWLG at July 31, 2011 was $355,000 compared to $398,707 at April 30, 2011.

•

The increase in cash of $46.

•

The decrease in accounts payable and accrued expenses of $5,378.

•

The decrease in net deferred tax asset of $105,000.

•

The increase in current income taxes payable of $16,000

At July 31, 2011, $867,247 or 30% of our Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $842,973. A deferred tax asset on account of unrealized losses has been estimated at approximately $335,000. At July 31, 2011, our Company’s holdings of Lightwave and Vystar were valued at $355,000 and $222,500, respectively, which represented in the aggregate approximately 67% of the total Company portfolio at that date.

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

Three months ending July 31, 2011 compared to the three months ended July 31, 2010

For the three months ending July 31, 2011 our Company has revenue for services of $21,700 compared to $8,111 for the three months ending July 31, 2010. During the three months ending July 31, 2011 100% of our Company’s revenue for services were received as cash from management services compared to 6% of our Company’s revenue for services was received in the form of equity securities for the three months ending July 31, 2010.

Total operating expenses for the three months ending July 31, 2010 were $60,565, the principal components of which were professional fees of $3,927, consisting primarily of other professional fees, payroll of $7,928, $19,878 of insurance expense, $9,389 of interest expense and $18,968 of other general and administrative expense. By comparison, total operating expenses for the three months ending July 31, 2010 were $145,335, the principal components of which were professional fees of $30,010, payroll of $66,065, insurance of $24,379, interest of $7,958 and other general and administrative expenses of $16,923.

Our Company realized a loss from operations of $127,865 for the three months ending July 31, 2011 compared to a gain from operations of $118,776 for the three months ending July 31, 2010.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $16,612 of cash at July 31, 2011. Consequently, payment of operating expenses will have to come from equity capital to be raised from investors, from borrowed funds or from an operating company that the Company is looking to acquire. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At July 31, 2011, $647,747 or 75% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

MICCO World, Inc. Lawsuit

In July 2010, our Company filed a lawsuit against MICCO World, Inc. (formerly known as Constellation Group, Inc.) and its officers, Phil Lundquist, Steven Brisker and Tom Ridenour (collectively known as the “Defendants”).  This lawsuit was filed in the Superior Court of Delaware in New Castle County.  This lawsuit was filed in response to various activities by the Defendants that include misleading investors, making disparaging remarks about our Company, misrepresentation of capital structure, and misappropriation of funds.

We are seeking judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined.

In March 2011 the Defendants filed a motion to dismiss, which was denied in June 2011.

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

Universal Capital Management, Inc.

September 19, 2011	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

September 19, 2011	By:	/s/ Theresa Q. Hoffmann
Theresa Q. Hoffmann, Vice President of Finance
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2011 AND 2010

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2011	April 30, 2011
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,267 and $475,228)	$ 628,722	$ 675,007
Affiliate investments (cost: $1,234,952 and $1,473,552)	238,525	306,210
Total Investments	867,247	981,217

Cash and cash equivalents	16,612	16,566
Receivables
Note receivable - affiliates (net of allowance: $30,014 and $30,014)	-	-
Due from non-affiliates	49,221	49,221
Due from affiliates (net of allowance: $3,500 and $3,500)	259,787	259,787
Total Receivables	309,008	309,008

Prepaid expenses	24,931	26,131
Property and equipment, net	207	681
Current income tax asset	76,000	60,000
Deferred income tax	1,569,000	1,674,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$ 2,864,105	$ 3,072,008

LIABILITIES
LIABILITIES
Accounts payable	$ 366,182	$ 366,650
Accounts payable, related parties	7,213	7,213
Accrued expenses	319,606	324,516
Advances from shareholders	19,000	19,000
Notes payable	19,811	24,610
Note payable, related parties	378,870	396,870
Accrued interest	92,050	92,050
Accrued interest, related parties	80,351	71,463

TOTAL LIABILITIES	1,283,083	1,302,372

CONTINGENCIES (NOTE 13)

NET ASSETS	$ 1,581,022	$ 1,769,636

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
5,912,426 shares issued and outstanding at
July 31, 2011 and April 30, 2011	$ 5,912	$ 5,912
Additional paid-in capital	6,194,586	6,194,586
Accumulated income
Accumulated net operating income	2,039,642	2,167,507
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,711,472)	(5,526,133)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(842,974)	(967,564)

Net Assets	$ 1,581,022	$ 1,769,636

Equivalent per share value based on 5,912,426 shares of common stock
outstanding as of July 31, 2011 and April 30, 2011	$ 0.27	$ 0.30

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ending July 31, 2011	For the Three Months Ending July 31, 2010

INCOME
Management services
Non-affiliates	$ -	$ -
Affiliates	21,700	911
Total Management Services	21,700	911

Accounting services
Affiliates	-	7,200
Total Accounting Services	-	7,200

TOTAL INCOME	21,700	8,111

COST AND EXPENSE
Salaries and wages	7,928	66,065
Professional fees	3,927	30,010
Insurance	19,878	104,133
Interest expense	9,389	24,379
General and administrative	18,968	7,958
Depreciation	475	475
TOTAL COST AND EXPENSE	60,565	145,335

Loss before income taxes and related interest	(38,865)	(137,224)

Income tax provision (benefit)	(89,000)	256,000

NET INCOME (LOSS) FROM OPERATIONS	(127,865)	118,776

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(185,339)	(56,346)
Unrealized appreciation (depreciation) on investments	124,590	(549,346)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$ (188,614)	$ (486,916)

Net decrease in net assets from operations per share:
Basic	$ (0.03)	$ (0.08)
Diluted	$ (0.03)	$ (0.08)

Weighted average shares:
Basic	5,912,426	6,412,426
Diluted	5,912,426	6,412,426

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ending	For the Three Months Ending
	July 31, 2011	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$ (188,614)	$ (486,916)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
(Sale) Purchase of investment securities	53,221	145,743
Loss on sale/disposal of portfolio stock	185,339	56,346
Investment securities received in exchange for management services	-	(500)
Depreciation expense	474	475
Stock based compensation expense	-	1,272
Net unrealized (appreciation) depreciation on investments	(124,590)	549,346
Deferred income taxes	105,000	(200,000)
Current income taxes	(16,000)	(59,000)
(Increase) decrease in assets
Notes receivable affiliates	-	(55,822)
Receivables non-affiliates	-	5,805
Due from affiliates	-	11,601
Due from non-affiliates	-	-
Prepaid expenses	4,505	6,986
Increase (decrease) in liabilities
Accounts payable	(468)	(4,109)
Accrued expenses	(4,910)	8,097
Accrued Interest, related parties	8,888	7,355
Net cash provided by (used in) operating activities	22,845	(19,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of debt	(4,799)	(9,057)
Proceeds from issuance of promissory note - related parties	-	24,000
Repayments of promissory notes – related parties	(18,000)	-
Net cash provided by (used in) financing activities	(22,799)	14,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46	(4,183)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	6,567

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 16,612	$ 2,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$ 2,000	$ 3,000

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2011	July 31, 2010

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ (188,614)	$ (486,916)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	-	1,272

NET CAPITAL SHARE TRANSACTIONS	(188,614)	1,272

TOTAL DECREASE	(188,614)	(485,644)

NET ASSETS, BEGINNING OF YEAR	1,769,636	4,174,316

NET ASSETS, END OF YEAR	$ 1,581,022	$ 3,688,672

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	For the Three Months Ending July 31, 2011	For the Three Months Ending July 31, 2010

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.30	$ 0.65

Net income (loss) from operations, net of taxes (1)	-	(0.01)
Net realized loss on investments, net of taxes (1)	0.01	(0.01)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.04)	(0.05)
Net increase from stock transactions (1)	-	-
	(0.03)	(0.07)

Net asset value, end of period	$ 0.27	$ 0.58

Per share market value, end of period	$ 0.05	$ 0.15

Investment return, based on net asset value at end of period	-10.00%	-10.77%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 1,581,022	$ 3,688,672

Ratio of expenses to average net assets	14.46%	14.78%
Ratio of net income (loss) from operations to average net assets	5.18%	0.83%

Diluted weighted average number of shares outstanding during the period	5,912,426	6,412,426

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

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS AS OF

JULY 31, 2011

				Number of		Method of
		Date of	% of	Units Held		Valuation			Value at	% of
	Business	Acquisition	Portfolio	at July 31, 2011		(1)		Cost	July 31, 2011	Net Assets

Affiliate Investments (2)

PR Specialists, Inc. (5)(6)(7)	Public shell	Dec-09	0.29%	2,500,000		(M)		$ 2,500	$ 2,500	0.16%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.19%	100,000		(M)		1,625	1,625	0.10%
		Nov-09	0.22%	1,900,000		(M)		1,900	1,900	0.12%

Vystar Corporation (4)(6)	Natural rubber latex	Mar-10	12.97%	250,000		(M)		500,000	112,500	7.12%
	products

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex
500,000 shares common stock, expiring April 30, 2013 (5)(6)	products	Jul-08	9.11%	500,000	(I)			193,000	79,000	5.00%
50,000 shares common stock, expiring April 30, 2012 (5)(6)		Oct-10	1.73%	50,000	(i)		-	-	15,000	0.95%
50,000 shares common stock, expiring May 31, 2012 (5)(6)		Nov-10	1.84%	50,000	(i)			-	16,000	1.01%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	1.15%			(C )		10,000	10,000	0.63%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)		319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)		-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)		206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD		(I)		-	-	0.00%

	Total Investments in Affiliates		27.50%					1,234,952	238,525	15.09%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Dec-10	11.19%	100,000		(M)		95,295	97,000	6.12%

Warrant to purchase 357,500 shares of Lightwave Logic,	Plastics engineering	Feb-08	29.75%	357,500		(I)		250,250	258,000	16.32%
Inc. common stock, expiring February 2012 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	Jul-08	27.67%	1,000,000		(I)		112,000	240,000	15.18%
Systems, Inc. (privately held) common stock, expiring
July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	Jul-08	3.81%	500,000		(I)		17,000	33,000	2.09%
Systems, Inc. (privately held) common stock	records software
expiring July 2013 (5)(6)
Other (5)(6)(7)	Various	May-09	0.08%	3,500		(C )		722	722	0.05%

	Total Investments in Non-Affiliates		72.50%					475,267	628,722	39.76%

	Total Investments		100.00%					$ 1,710,219	$ 867,247	54.85%

	Cash and other assets, less liabilities								713,775	45.15%

	Net assets at July 31, 2011								$ 1,581,022	100.00%

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

(5) Restricted securities - illiquid securities; total illiquid securities of $647,747 make up 39% of total net assets as of July 31, 2011.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS AS OF

APRIL 30, 2011

				Number of		Method of
		Date of	% of	Units Held		Valuation			Value at	% of
	Business	Acquisition	Portfolio	at July 31, 2011		(1)		Cost	July 31, 2011	Net Assets

Affiliate Investments (2)

PR Specialists, Inc. (5)(6)(7)	Public shell	Dec-09	0.25%	2,500,000		(M)		$ 2,500	$ 2,500	0.14%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.17%	100,000		(M)		1,625	1,625	0.09%
		Nov-09	0.19%	1,900,000		(M)		1,900	1,900	0.11%

Vystar Corporation (4)(6)	Natural rubber latex	Mar-10	16.94%	369,300		(M)		738,600	166,185	9.39%
	products

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex
500,000 shares common stock, expiring April 30, 2013 (5)(6)	products	Jul-08	9.17%	500,000	(I)			193,000	90,000	5.09%
50,000 shares common stock, expiring April 30, 2012 (5)(6)		Oct-10	1.73%	50,000	(i)		-	-	17,000	0.96%
50,000 shares common stock, expiring May 31, 2012 (5)(6)		Nov-10	1.73%	50,000	(i)			-	17,000	0.96%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	1.02%			(C )		10,000	10,000	0.57%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)		319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)		-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)		206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD		(I)		-	-	0.00%

	Total Investments in Affiliates		31.20%					1,473,552	306,210	17,31%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	0.10%	817		(M)		678	907	0.05%
		Dec-10	9.05%	100,000	(5)	(M)		95,000	88,800	5.02%

Warrant to purchase 357,500 shares of Lightwave Logic,	Plastics engineering	Feb-08	31.49%	357,500		(I)		250,250	309,000	17.46%
Inc. common stock, expiring February 2012 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring	Medical billing and medical	Jul-08	24.56%	1,000,000		(I)		112,000	241,000	13.62%
July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	3.57%	500,000		(I)		17,000	35,000	1.98%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software
Other (5)(6)(7)	Various	May-09	0.00%	3,000		(C )		300	300	0.02%

	Total Investments in Non-Affiliates		68.80%					475,228	675,007	38.15%

	Total Investments		100.00%					$ 1,948,780	$ 981,217	55.46%

	Cash and other assets, less liabilities								788,419	44.54%

	Net assets at April 30, 2011								$ 1,769,636	100.00%

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

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

During the three months ending July 31, 2011, we changed our business plan.  Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At July 31, 2011 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $30,014 and $30,014 as of July 31, 2011 and April 30, 2011.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

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

JULY 31, 2011

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

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

Reclassifications

Certain reclassifications were made to the July 31, 2010 financial statements in order to conform to the July 31, 2011 financial statement presentation.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

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

During the three months ending July 31, 2011, we do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

Level 2 -

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 -

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.As described in Note 1, an amendment to ASC 820-10 was issued in January 2010.  This amendment is effective for interim reporting periods beginning after December 15, 2009.  The Company adopted this amendment on February 1, 2010 and it does not have a material affect on its financial statements.

At July 31, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$ 238,525	$ 122,500	$ -	$ 116,025
Non-affiliate investments	628,722	97,722	-	531,000

Total Investments in securities	$ 867,247	$ 220,222	$ -	$ 647,025

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending July 31, 2011:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2011	$ 715,025

Total unrealized losses included in change in net assets	(68,000)

Ending Balance, July 31, 2011	$ 647,025

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (60,707)

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at July 31, 2011 and April 30, 2011 was $92,050.  The change in unrecognized tax provisions during the three months ending July 31, 2011 amounted to $0 and the accrual at July 31, 2011 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2011 remain subject to examination by major tax jurisdictions.

The income tax benefit for the three months ending July 31, 2011 and 2010 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%.  The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Three Months Ending July 31, 2011	For the Three Months Ending July 31, 2010

Income taxes at U.S. Federal Income Tax rate	$ (27,000)	$ 218,000
State income taxes, net of federal benefit	(9,000)	76,000
Realized losses	(53,000)	(38,000)
Change in valuation allowance	-	-

	$ (89,000)	$ 256,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

The income tax (provision) benefit consists of the following:

	For the Three Months Ending July 31, 2011	For the Three Months Ending July 31, 2010

Current:
Federal	$ 14,000	$ 44,000
State	4,000	12,000

Total Current	$ 18,000	$ 56,000

Deferred:
Federal	$ (84,000)	$ 156,000
State	(23,000)	44,000

Total Deferred	$ (107,000)	$ 200,000

Total Income Tax (Provision) Benefit	$ (89,000)	$ 256,000

The components of deferred tax (assets) liabilities are as follows:

	July 31, 2011	April 30, 2011

Deferred tax (asset) liability
Deferred charges	$ (66,000)	$ (66,000)
Net operating loss	(87,000)	(87,000)
Unrealized gains	(335,000)	(385,000)
Capital loss carryforward	(1,176,000)	(1,231,000)
Stock-based compensation	(129,000)	(129,000)
Amortization of deferred revenue from warrants	319,000	319,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax (asset) liability, net	$ (1,569,000)	$ (1,674,000)

At July 31, 2011, the Company had a capital loss carryforward of approximately $3,098,563 which if not used will expire in 2015.

At July 31, 2011 there is a $179,700 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $300,000.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	July 31, 2011	April 30, 2011

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest
at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$ 30,014	$ 30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$ -	$ -

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	July 31, 2011	April 30, 2011

Due from Non-Affiliated Companies
MedicaView	$ 49,221	$ 49,221

Total Due from Non-Affiliated Companies	$ 49,221	$ 49,221

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 147,013	$ 147,013
SIVOO Holdings	3,500	3,500
PR Specialists	112,774	112,774
Innovation Industries	-	-

Totals	263,287	263,287

Allowance for bad debt	(3,500)	(3,500)

Total Due from Affiliated Companies	$ 259,787	$ 259,787

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

The deferred revenue represents unearned management fee income.  Income is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract.  In accordance with ASC Subtopic 505-50, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date).  Warrants are valued using the Black-Scholes method.  Management service revenue recognized consists of:

	For the Three Months Ending July 31, 2011	For the Three Months Ending July 31, 2010

Affiliates
PR Specialists, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	$ -	$ 500
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	-	500

Total Management Services Revenue	$ -	$ 500

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2011	April 30, 2011

Notes payable
Notes payable. D&O Insurance Premium. Interest accrued at
9.2% for a period of ten (10) months. Payable in ten monthly
Installments of $2,414 per month.	$ 19,811	$ 24,610

Notes payable	$ 19,811	$ 24,160

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 11)	$ 318,068	$ 322,068

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 11)	10,802	14,802

Notes payable, related party	$ 378,870	$ 396,870

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. As of July 31, 2011 and April 30, 2011, these advances totaled $19,000.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of July 31, 2011, 1,000,000 are available for issuance.

There were no employee stock options issued by the Company prior to May 1, 2006.

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2011	600,000	$ 0.20	7.82	$ -

No activity	-			$ -

Outstanding and Exercisable, July 31, 2011	600,000	$ 0.20	7.57	$ -

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $378,870 and $396,870 at July 31, 2011 and April 30, 2011, respectively (NOTE 8).  The Company repaid $16,000 and $0 during the three months ending July 31, 2011 and 2010, respectively.

At July 31, 2011 and April 30, 2011, accounts payable, related parties were $7,213.

NOTE 12 – CONTINGENCIES

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