Form 10-Q
period 2011-10-31
Universal Capital Management, Inc.
filed 2011-12-20
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ].  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ].  No [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [  ] Accelerated filer [  ]  Non-accelerated filer [X]  Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ].  No [X]

The number of shares of the registrant’s Common Stock outstanding as of December 20, 2011 was 5,912,426.

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

See Appendix A

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

On February 18, 2005, our Company filed an election to become subject to the 1940 Act, such that it could commence conducting business as a business development company (“BDC”). The Company elected BDC status intending to primarily engage in the business of furnishing capital and making available managerial assistance to companies that do not have ready access to capital through conventional financial channels. Commensurate with those goals, the Company commenced its operations.

During 2010 our revenues began to decline and our cash position weakened. As a BDC, we are required to ensure that a majority of our directors are persons who are not “interested persons,” as that term is defined in section 56 of the 1940 Act. Since April 2010, we have not maintained a majority of directors who are not “interested persons”. During the quarterly period ending July 30, 2010 to the date hereof, we have been unable to pay our auditors to review our quarterly and annual reports that we file with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “1934 Act”); in violation of both the 1934 Act and the 1940 Act. Consequently, for over twelve months, our Company has been non-compliant with certain of the rules and regulations governing the financial reporting items required of BDCs and reporting companies in general. Our Company's violations of the 1934 Act and the 1940 Act may cause our Company to incur certain liabilities, which our management cannot estimate as of this time. However, if these liabilities are incurred, they could have a significant impact on our Company's ability to continue as a going concern.

Our board conducted a review of our non-compliance issues and determined that the Company's significant compliance and remediation costs, in terms of both time and dollars, to continue to operate as a BDC have operated and will continue to operate as an encumbrance on the Company's limited resources. Additionally, another factor that the board considered was that since December 2010, we effectively ceased our operations as a business development company when the last of our management contracts expired and since that time, we have had no active portfolio companies in our portfolio. Since then, our Company’s business structure began to evolve due to economic factors and new opportunities and we now assist and enable entrepreneurs to introduce products to the consumer market.

Accordingly, after careful consideration of the 1940 Act requirements applicable to BDCs, an evaluation of the Company's ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of potential alternative business models, our board determined that continuation as a BDC was not in the best interest of the Company and its stockholders.  On September 19, 2011, pursuant to a written consent, a majority of the voting power of our Company's outstanding common stock voted to approve the recommendation of our board that our Company withdraw its election to be registered as a BDC.

On November 1, 2011, our Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC.

Our Company intends to continue to pursue its business model whereby it serves as a direct response management and marketing company that provides management, accounting and marketing services to its outside clients (the “New Business Model”). Specifically, our Company will assist and enable entrepreneurs to introduce products to the consumer market. This New Business Model employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets.

We have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company will be managed so it will not be deemed to be an investment company as defined in the 1940 Act. Our company will maintain its registration under the 1934 Act and we will continue to be obligated to file regular reports as required thereunder.

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2011 reflects our operations during that quarterly period where we were then required to be regulated as a BDC.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ending October 31, 2011	At the Year Ending April 30, 2011
TOTAL ASSETS	$ 2,579,593	$ 3,072,008
NET ASSETS	$ 1,319,093	$ 1,769,636
NET ASSET VALUE PER SHARE	$ 0.22	$ 0.30
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	$ (88,095)	$ (2,302,698)

The changes in total assets, net assets and net asset value per share for the six months ending October 31, 2011 were primarily attributable to:

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants decreased from $1.11 to $0.63 per share during the six months ending October 31, 2011 for a net unrealized depreciation of $201,597.   Our total investment in LWLG at October 31, 2011 was $197,110 compared to $398,707 at April 30, 2011.

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted shares and warrants decreased from $0.45 to $0.25 per share during the six months ending October 31, 2011 for a net unrealized depreciation of $222,518.  Our Company’s total investment in Vystar was $67,667 at October 31, 2011 compared to $290,185 at April 30, 2011.

•

Our Company’s investment in iVolution Medical Systems (“IMS”) warrants were valued at $269,000 at October 31, 2011 compared to $276,000 at April 30, 2011 for an unrealized depreciation of $7,000 for the six months ending October 31, 2011.

•

Our Company’s investment in New Bastion Development, Inc. (“NWBA”) unrestricted shares decreased from $0.58 to $0.51 per share during the six months ending October 31, 2011 for a net unrealized appreciation of $9,935. Our Company’s total investment in NWBA was $10,235 at October 31, 2011 compared to $300 at April 30, 2011.

•

The decrease in cash of $1,183.

•

The decrease in liabilities of $41,872.

•

The decrease in net deferred tax asset of $119,000.

At October 31, 2011, $560,037 or 21% of our Company's assets consisted of investments, of which net unrealized losses before the income tax effect were $931,069. A deferred tax asset on account of unrealized losses has been estimated at approximately $335,000. At October 31, 2011, our Company’s holdings of LWLG and Vystar were valued at $197,110 and $67,667, respectively, which represented in the aggregate approximately 47% of the total Company portfolio at that date.

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

Three months ending October 31, 2011 compared to the three months ended October 31, 2010

For the three months ending October 31, 2011 our Company had revenue for services in the amount of $95,152 compared to $6,739 for the three months ending October 31, 2010. During the three months ending October 31, 2011 and October 31, 2010, 100% of our Company’s revenue for services was received in the form of cash.

Total operating expenses for the three months ending October 31, 2011 were $49,024, the principal components of which were professional fees of $8,699, salaries and wages of $10,233, $13,180 of insurance expense, $4,804 of interest expense and $11,983 of other general and administrative expense. By comparison, total operating expenses for the three months ending October 31, 2010 were $165,370, of which the principal components were professional fees of $31,936, consisting primarily of $25,353 for accounting and auditing expense, $4,190 for legal fees and $2,393 for other professional fees, payroll of $86,204 (which includes $2,544 of share based compensation expense), $24,472 of insurance expense, $7,629 of interest expense and $14,654 of other general and administrative expense.

Our Company realized a gain from operations of $46,128 for the three months ending October 31, 2011, compared to a loss from operations of $158,631 for the three months ending October 31, 2011.  Included in these gains were $25,000 in net tax provision and $389,000 in net tax benefit for the three months ending October 31, 2011 and October 31, 2010, respectively.

Six months ending October 31, 2011 compared to the six months ended October 31, 2010

For the six months ending October 31, 2011 our Company had revenue for services in the amount of $116,852 compared to $14,850 for the six months ending October 31, 2010. During the six months ending October 31, 2011 and the six months ending October 31, 2010, 100% of our Company’s revenue for services was received in the form of cash.

Total operating expenses for the six months ending October 31, 2011 were $109,509, the principal components of which were professional fees of $12,626, salaries and wages of $18,161, $33,058 of insurance expense, $14,193 of interest expense and $30,871 of other general and administrative expense. By comparison, the total operating expenses for the six months ending October 31, 2010 were $310,704, the principal components of which were professional fees of $61,946, consisting primarily of $49,561 for accounting and auditing expense, $6,188 for legal fees and $6,197 for other professional fees, payroll of $152,293 (which includes $2,544 of share based compensation expense), $48,851 of insurance expense, $15,587 of interest expense and $31,080 of other general and administrative expense.

Our Company realized a loss from operations of $106,657 for the six months ending October 31, 2011, compared to a gain from operations of $337,012 for the six months ending October 31, 2010.  Included in these gains were $114,000 in net tax provision and $646,000 in net tax benefit for the six months ending October 31, 2011 and October 31, 2010, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $15,383 of cash at October 31, 2011. Consequently, payment of operating expenses will have to come from equity capital to be raised from investors, from borrowed funds or from an operating company that the Company is looking to acquire. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At October 31, 2011, $444,725 or 35% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Item 5.

Other Information.

On December 19, 2011, Theresa Q. Hoffmann resigned as our Vice President of Finance, Secretary and Treasurer in order to pursue other business opportunities unrelated to our Company. Until we replace Ms. Hoffmann, Michael Queen, our chief executive officer, will serve as our principal financial officer. Jeffrey Muchow, Robert Oberosler and Steven Pruitt resigned as directors of the company on December 19, 2011.

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

Universal Capital Management, Inc.

December 20, 2011	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

December 20, 2011	By:	/s/ Michael D. Queen
Michael D. Queen,
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2011 AND 2010

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2011	April 30, 2011
ASSETS	(Unaudited)	(Unaudited)
Investments, at fair value
Non-affiliate investments (cost: $485,502 and $475,228)	$ 476,345	$ 675,007
Affiliate investments (cost: $1,005,602 and $1,473,552)	83,692	306,210
Total Investments	560,037	981,217

Cash and cash equivalents	15,383	16,566
Receivables
Note receivable - affiliates (net of allowance: $30,014 and $30,014)	-	-
Accounts Receivable	49,296	-
Due from non-affiliates	49,221	49,221
Due from affiliates (net of allowance: $3,500 and $3,500)	259,787	259,787
Total Receivables	358,304	309,008

Prepaid expenses	24,687	26,131
Property and equipment, net	82	681
Current income tax asset	65,000	60,000
Deferred income tax	1,555,000	1,674,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$ 2,579,593	$ 3,072,008

LIABILITIES
LIABILITIES
Accounts payable	$ 366,378	$ 366,650
Accounts payable, related parties	7,213	7,213
Accrued expenses	316,606	324,516
Advances from shareholders	19,000	19,000
Notes payable	19,811	24,610
Note payable, related parties	353,870	396,870
Accrued interest	92,050	92,050
Accrued interest, related parties	85,572	71,463

TOTAL LIABILITIES	1,260,500	1,302,372

CONTINGENCIES (NOTE 13)

NET ASSETS	$ 1,319,093	$ 1,769,636

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 50,000,000 shares authorized;
5,912,426 shares issued and outstanding at
October 31, 2011 and April 30, 2011	$ 5,912	$ 5,912
Additional paid-in capital	6,194,586	6,194,586
Accumulated income
Accumulated net operating income	2,060,850	2,167,507
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,906,514)	(5,526,133)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(931,069)	(967,564)

Net Assets	$ 1,319,093	$ 1,769,636

Equivalent per share value based on 5,912,426 shares of common stock
outstanding as of October 31, 2011 and April 30, 2011	$ 0.22	$ 0.30

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ending October 31, 2011	For the Three Months Ending October 31, 2010	For the Six Months Ending October 31, 2011	For the Six Months Ending October 31, 2010

INCOME
Management services
Non-affiliates	$ -	$ --	$ -	$ -
Affiliates	45,804	500	67,504	1,000
Total Management Services	45,804	500	67,504	1,000

Accounting services
Affiliates	-	6,000	-	13,200
Total Accounting Services	-	6,000	-	13,200

Other Income
Affiliates	49,348	239	49,348	650

TOTAL INCOME	95,152	6,739	116,852	14,850

COST AND EXPENSE
Salaries and wages	10,233	86,204	18,161	152,293
Professional fees	8,699	31,936	12,626	61,946
Insurance	13,180	24,472	33,058	48,851
Interest expense	4,804	7,629	14,193	15,587
General and administrative	11,983	14,654	30,871	31,080
Depreciation	125	475	600	947
TOTAL COST AND EXPENSE	49,024	165,370	109,509	310,704

Loss before income taxes and related interest	46,128	(158,631)	7,343	(295,854)

Penalties and Interests	-	(13,134)	-	(13,134)
Income tax provision (benefit)	(25,000)	389,000	(114,000)	646,000
NET INCOME (LOSS) FROM OPERATIONS	21,128	217,235	(106,657)	337,012

Net realized and unrealized losses
Loss on disposal of portfolio stock	(195,000)	(113,204)	(380,339)	(169,550)
Unrealized appreciation (depreciation) on investments	(88,095)	(1,038,318)	36,495	(1,587,664)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$ (261,967)	$ (934,287)	$ (450,501)	$ (1,420,202)

	Net increase (decrease) in net assets from operations per share:
Basic	$ (0.04)	$ (0.15)	$ (0.08)	$ (0.22)
Diluted	$ (0.04)	$ (0.15)	$ (0.08)	$ (0.22)

Weighted average shares:
Basic	5,912,426	6,412,426	5,912,426	6,412,426
Diluted	5,912,426	6,412,426	5,912,426	6,412,426

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ending	For the Six Months Ending
	October 31, 2011	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$ (450,501)	$ (1,420,202)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
(Sale) Purchase of investment securities	77,336	274,212
Loss on sale/disposal of portfolio stock	380,339	169,550
Acquisition of warrants for sale of stock	-	(25,800)
Investment securities received in exchange for management services	-	(1,000)
Depreciation expense	599	950
Stock based compensation expense	-	2,544
Net unrealized (appreciation) depreciation on investments	(36,537)	1,587,664
Deferred income taxes	119,000	(621,000)
Current income taxes	(5,000)	(29,500)
(Increase) decrease in assets:
Accounts receivable	(49,296)	-
Notes receivable affiliates	-	(72,944)
Receivables non-affiliates	-	11,601
Prepaid expenses	4,749	14,466
Increase (decrease) in liabilities
Accounts payable	(272)	17,030
Accrued expenses	(7,910)	55,945
Accrued Interest, related parties	14,109	14,574

Net cash provided by (used) in operating activities	46,616	(21,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of debt	(4,799)	(16,035)
Proceeds from issuance of promissory note - related parties	-	34,696
Repayments of promissory notes – related parties	(43,000)	-

Net cash provided by financing activities	(47,799)	18,661

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,183)	(3,249)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	6,567

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 15,383	$ 3,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$ 5,000	$ 4,500

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2011	October 31, 2010

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ (450,501)	$ (1,420,202)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	-	2,544

NET CAPITAL SHARE TRANSACTIONS	-	2,544

TOTAL DECREASE	(450,501)	(1,417,658)

NET ASSETS, BEGINNING OF YEAR	1,769,594	4,174,316

NET ASSETS, END OF YEAR	$ 1,319,093	$ 2,756,658

See accompanying notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	For the Six Months Ending October 31, 2011	For the Six Months Ending October 31, 2010

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.30	$ 0.65

Net income (loss) from operations, net of taxes (1)	-	0.03
Net realized loss on investments, net of taxes (1)	(0.04)	(0.02)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	0.01	(0.23)
Net increase from stock transactions (1)	-	-
	(0.03)	(0.22)

Net asset value, end of period	$ 0.27	$ 0.43

Per share market value, end of period	$ 0.09	$ 0.20

Investment return, based on net asset value at end of period	-10.00%	-33,85%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 1,319,093	$ 2,756,658

Ratio of expenses to average net assets	14.18%	17.93%
Ratio of net income (loss) from operations to average net assets	15.13%	0.01%

Diluted weighted average number of shares outstanding during the period	5,912,426	6,412,426

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS AS OF

OCTOBER 31, 2011

				Number of
		Date of	% of	Units Held	Method of		Value at	% of
	Business	Acquisition	Portfolio	at October 31, 2011	Valuation (1)	Cost	October 31, 2011	Net Assets

Affiliate Investments (2)

PR Specialists, Inc. (5)(6)(7)	Public shell	Dec-09	0.45%	2,500,000	(M)	$ 2,500	$ 2,500	0.19%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.29%	100,000	(M)	1,625	1,625	0.12%
		Nov-09	0.34%	1,900,000	(M)	1,900	1,900	0.14%

Vystar Corporation (4)(6)	Natural rubber latex	Mar-10	6.07%	135,325	(M)	270,650	33,967	2.58%
	products

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex
500,000 shares common stock, expiring April 30, 2013 (5)(6)	products	Jul-08	4.29%	500,000	(I)	193,000	24,000	1.82%
50,000 shares common stock, expiring April 30, 2012 (5)(6)		Oct-10	0.84%	50,000	(I)	-	4,700	0.36%
50,000 shares common stock, expiring May 31, 2012 (5)(6)		Nov-10	0.89%	50,000	(I)	-	5,000	0.38%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	1.79%		(C )	10,000	10,000	0.76%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		14.96%			1,005,602	83,692	6.35%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Dec-10	10.92%	97,000	(M)	93,075	61,110	4.61%

Warrant to purchase 357,500 shares of Lightwave Logic,	Plastics engineering	Feb-08	24.28%	357,500	(I)	250,250	136,000	10.31%
Inc. common stock, expiring February 2012 (5)(6)(7)

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring	Medical billing and medical	Jul-08	42.85%	1,000,000	(I)	112,000	240,000	18.19%
July 2013 (5)(6)	records software

Warrant to purchase 500,000 shares of iVolution Medical Systems,	Medical billing and medical	Jul-08	5.18%	500,000	(I)	17,000	29,000	2.20%
Inc. (privately held) common stock, expiring July 2013 (5)(6)	records software
New Bastion Development, Inc. (6)(7)	Commercial Real Estate	May-09 to Oct-11	1.83%	12,794	(M )	13,177	10,235	0.78%

	Total Investments in Non-Affiliates		85.04%			485,502	476,345	36.09%

	Total Investments		100.00%			$ 1,491,104	$ 560,037	42.44%

	Cash and other assets, less liabilities						759,056	57.54%

	Net assets at October 31, 2011						$ 1,319,093	100.00%

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

(5) Restricted securities - illiquid securities; total illiquid securities of $444,725 make up 35% of total net assets as of October 31, 2011.

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

OCTOBER 31, 2011

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

During the six months ending October 31, 2011, we changed our business plan.  Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

OCTOBER 31, 2011

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At October 31, 2011 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $30,014 and $30,014 as of October 31, 2011 and April 30, 2011.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Reclassifications

Certain reclassifications were made to the October 31, 2010 financial statements in order to conform to the October 31, 2011 financial statement presentation.

Recently Issued Pronouncements

The Company follows ASC 805, Business Combinations.  This standard establishes principles and requirements for

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

During the six months ending October 31, 2011, we do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Level 2 -

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 -

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. As described in Note 1, an amendment to ASC 820-10 was issued in January 2010.  This amendment is effective for interim reporting periods beginning after December 15, 2009.  The Company adopted this amendment on February 1, 2010 and it does not have a material effect on its financial statements.

At October 31, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$ 83,692	$ 43,967	$ -	$ 39,725
Non-affiliate investments	476,345	71,345	-	405,000

Total Investments in securities	$ 560,037	$ 115,312	$ -	$ 444,725

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending October 31, 2011:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, July 31, 2011	$ 647,025

Total unrealized losses included in change in net assets	(202,300)

Ending Balance, October 31, 2011	$ 444,725

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (126,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ending October 31, 2011:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2011	$ 715,025

Total unrealized losses included in change in net assets	(270,300)

Ending Balance, October 31, 2011	$ 444,725

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (126,000)

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at October 31, 2011 and April 30, 2011 was $92,050.  The change in unrecognized tax provisions during the six months ending October 31, 2011 amounted to $0 and the accrual at October 31, 2011 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2011 remain subject to examination by major tax jurisdictions.

The income tax benefit for the six months ending October 31, 2011 and 2010 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%.  The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Six Months Ending October 31, 2011	For the Six Months Ending October 31, 2010

Income taxes at U.S. Federal Income Tax rate	$ (8,000)	$ 552,000
State income taxes, net of federal benefit	(3,000)	190,000
Realized losses	(103,000)	(75,000)
Change in valuation allowance	-	-

	$ (114,000)	$ 667,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

The income tax (provision) benefit consists of the following:

	For the Six Months Ending October 31, 2011	For the Six Months Ending October 31, 2010

Current:
Federal	$ 6,000	$ 19,000
State	(1,000)	5,000

Total Current	$ 5,000	$ 24,000

Deferred:
Federal	$ (93,000)	$ 486,000
State	(26,000)	136,000

Total Deferred	$ (119,000)	$ 622,000

Total Income Tax (Provision) Benefit	$ (114,000)	$ 646,000

The components of deferred tax (assets) liabilities are as follows:

	October 31, 2011	April 30, 2011

Deferred tax (asset) liability
Deferred charges	$ (52,000)	$ (66,000)
Net operating loss	(87,000)	(87,000)
Unrealized gains	(335,000)	(385,000)
Capital loss carryforward	(1,176,000)	(1,231,000)
Stock-based compensation	(129,000)	(129,000)
Amortization of deferred revenue from warrants	319,000	319,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax (asset) liability, net	$ (1,555,000)	$ (1,674,000)

At October 31, 2011, the Company had a capital loss carryforward of approximately $3,098,563 which if not used will expire in 2015.

At October 31, 2011 there is a $176,700 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $300,000.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	October 31, 2011	April 30, 2011
Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest
at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$ 30,014	$ 30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$ -	$ -

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	October 31, 2011	April 30, 2011
Due from Non-Affiliated Companies
MedicaView	$ 49,221	$ 49,221

Total Due from Non-Affiliated Companies	$ 49,221	$ 49,221

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 147,013	$ 147,013
SIVOO Holdings	3,500	3,500
PR Specialists	112,774	112,774
Innovation Industries	-	-

Totals	263,287	263,287

Allowance for bad debt	(3,500)	(3,500)

Total Due from Affiliated Companies	$ 259,787	$ 259,787

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

	For the Six Months Ending October 31, 2011	For the Six Months Ending October 31, 2010

Affiliates
PR Specialists, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	$ -	$ 500
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	-	500

Total Management Services Revenue	$ -	$ 500

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2011	April 30, 2011

Notes payable
Notes payable. D&O Insurance Premium. Interest accrued at
9.2% for a period of ten (10) months. Payable in ten monthly
Installments of $2,414 per month.	$ 19,811	$ 24,610

Notes payable	$ 19,811	$ 24,160

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 11)	$ 293,068	$ 322,068

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 11)	10,802	14,802

Notes payable, related party	$ 353,870	$ 396,870

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. As of October 31, 2011 and April 30, 2011, these advances totaled $19,000.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of October 31, 2011, 1,000,000 are available for issuance.

There were no employee stock options issued by the Company prior to May 1, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2011	600,000	$ 0.20	7.82	$ -

No activity	-	$		$ -

Outstanding and Exercisable, October 31, 2011	600,000	$ 0.20	7.32	$ -

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $353,870 and $396,870 at October 31, 2011 and April 30, 2011, respectively (NOTE 8).  The Company repaid $43,000 and $0 during the six months ending October 31, 2011 and 2010, respectively.

At October 31, 2011 and April 30, 2011, accounts payable, related parties were $7,213.

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