Form 10-Q
period 2012-01-31
Universal Capital Management, Inc.
filed 2012-03-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2012 was 5,912,426

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	4

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 6.	Exhibits	4

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

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2012 reflects our operations during the first quarterly period that we are not required to be regulated as a BDC.

Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this Form 10-Q, we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

Results of Operations

Three months ending January 31, 2012 compared to the three months ended January 31, 2011

For the three months ending January 31, 2012 our Company had revenue for services in the amount of $0 compared to $458 for the three months ending January 31, 2011.

Total operating expenses for the three months ending January 31, 2012 were $56,032 the principal components of which were professional fees of $8,337, payroll of $14,046, $18,175 of insurance expense, $6,289 of interest expense and $9,105 of other general and administrative expense. By comparison, total operating expenses for the three months ending January 31, 2011 were $175,523 the principal components of which were professional fees of $19,575, consisting primarily of $11,096 for legal fees, $3,038 for consulting expense and $3,000 for accounting fees, payroll of $115,580 (which includes $7,634 of share based compensation expense), $21,133 of insurance expense, $8,271 of interest expense and $10,947 of other general and administrative expense. During the three months ending January 31, 2012, our company credited a client’s account in the amount of $10,827.

Our Company realized a loss from operations of $56,032 for the three months ending January 31, 2012, compared to a loss from operations of $175,523 for the three months ending

January 31, 2011. Included in the calculation of the Company’s Net Income (Loss) were a net tax provision of $242,000 and net tax benefit of $372,500 for the three months ending January 31, 2012 and 2011, respectively.

Nine months ending January 31, 2012 compared to the nine months ended January 31, 2011

For the nine months ending January 31, 2012 our Company had revenue for services in the amount of $56,677 compared to $14,658 for the nine months ending January 31, 2011.

Total operating expenses for the nine months ending January 31, 2012 were $165,543, the principal components of which were professional fees of $20,963, payroll of $32,207, insurance expense of $51,233, interest expense of $20,482 and other general and administrative expense of $39,977. By comparison, total operating expenses for the nine months ending January 31, 2011 were $486,802, consisting primarily of $49,561 for accounting and auditing expense, $17,284 for legal fees, payroll of $267,873 (which includes $7,634 of share based compensation expense), $69,983 of insurance expense, $23,975 of interest expense and $42,025 of other general and administrative expense.

Our Company realized a loss from operations of $108,866 for the nine months ending January 31, 2012, compared to a loss from operations of $472,144 for the nine months ending January 31, 2011.  Included in the calculation of the Company’s Net Loss were a net tax provision of $356,000 and net tax benefit of $1,018,500 for the nine months ending January 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $2,113 of cash at January 31, 2012. Consequently, payment of operating expenses will have to come from management fees, from sale of inventory, from borrowed funds, sale of investment securities or from the sale of our capital stock. There is no assurance that our Company will be successful in raising such additional funds or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate.

At January 31, 2012, $955,460 or 84% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

Our Company may be forced to dispose of a portion of its current portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on our overall revenue.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Universal Capital Management, Inc.

March 15, 2012	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

March 15, 2012	By:	/s/ Michael D. Queen
Michael D. Queen
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2012 AND 2011

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

CONTENTS

PAGE

BALANCE SHEET	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF CASH FLOWS	F-3

NOTES TO FINANCIAL STATEMENTS	F-4 – F-16

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

(UNAUDITED)

	January 31, 2012	April 30, 2011
	(Unaudited)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 2,113	$ 16,565
Accounts receivable, net	2,461	-
Prepaid expenses	2,825	29,436
Current income tax asset	86,000	60,000
Total Current Assets	93,399	106,001

Long Term Assets
Property and equipment, net	-	682
Investments, net	1,135,359	981,217
Deferred income tax	1,292,000	1,674,000
Long term loans	309,008	309,008
Other long term assets	1,100	1,100
Total Long Term Assets	2,737,467	2,966,007

TOTAL ASSETS	$ 2,830,866	$ 3,072,008

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$ 374,364	$ 366,650
Accounts payable, related parties	10,802	7,213
Notes payable	2,500	24,610
Total Current Liabilities	387,666	398,473

Long Term Liabilities
Accrued expenses	313,606	324,516
Advances from shareholders	19,000	19,000
Note payable, related parties	313,568	396,870
Accrued interest	92,050	92,050
Accrued interest, related parties	91,861	71,463
Total Long Term Liabilities	830,085	903,899

TOTAL LIABILITIES	1,217,750	1,302,372

CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 50,000,000 shares authorized;
5,912,426 shares issued and outstanding at
January 31, 2012 and April 30, 2011	$ 5,912	$ 5,912
Additional paid-in capital	6,194,586	6,194,586
Accumulated Deficiency
Beg. retained earnings	1,757,572	2,167,507
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,971,806)	(5,526,133)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(268,476)	(967,564)
End. accumulated deficiency	(4,587,382)	(4,430,862)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	1,613,116	1,769,636

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 2,830,866	$ 3,072,008

Equivalent per share value based on 5,912,426 shares of capital stock
outstanding as of January 31, 2012 and April 30, 2011	$ 0.27	$ 0.30

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Management services	-	458	56,677	1,458
Accounting services	-	-	-	13,200

TOTAL REVENUES	-	458	56,677	14,658

OPERATING EXPENSES
Salaries and wages	14,046	115,580	32,207	267,873
Professional fees	8,337	19,575	20,963	81,521
Insurance	18,175	21,133	51,233	69,983
Interest expense	6,289	8,271	20,482	23,975
General and administrative	9,105	10,947	39,977	42,025
Depreciation expense	82	475	682	1,425
TOTAL OPERATING EXPENSES	56,032	175,981	165,543	486,802

INCOME (LOSS) FROM OPERATIONS	(56,032)	(175,523)	(108,866)	(472,144)

OTHER INCOME/(LOSS)
Refunds	(10,827)	-	-	-
Realized Gain (loss) on disposal of investments	(65,130)	(162,027)	(445,469)	(331,577)
Unrealized appreciation (depreciation) on investments	662,627	(464,504)	699,088	(2,052,168)
Other Income	5,548	548	54,932	1,198
TOTAL OTHER INCOME/(LOSS)	592,218	(625,983)	308,551	(2,382,547)

Income (Loss) before income taxes and related interest	536,186	(801,506)	199,685	(2,854,691)

Income tax benefit (provision)	(242,000)	372,500	(356,000)	1,018,500
Penalties and interest	-	-	-	(13,134)
Interest expense	-	-	-	-

NET INCOME (LOSS)	$ 294,186	$ (429,006)	$ (156,315)	$ (1,849,325)

Income/(loss) per common share:
Basic	$ 0.05	$ (0.07)	$ (0.03)	$ (0.29)
Diluted	$ 0.05	$ (0.07)	$ (0.03)	$ (0.29)

Weighted-average number of common shares
Basic	5,912,426	6,412,426	5,912,426	6,412,426
Diluted	5,912,426	6,412,426	5,912,426	6,412,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$ (156,315)	$ (1,849,325)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Sale (Purchase) of investment securities	99,477	328,613
Loss on sale of investments	445,469	331,577
Acquisition of warrants for sale of stock	-	(25,000)
Investment securities received in exchange for management services	-	(1,458)
Depreciation expense	681	1,424
Stock based compensation expense	-	7,634
Net unrealized (appreciation) depreciation on investments	(699,293)	2,052,168
Deferred income taxes	382,000	(831,000)
Current income taxes	(26,000)	(193,000)
(Increase) decrease in assets:
Due from affiliates	(2,461)	(73,678)
Due from non-affiliates	-	11,601
Prepaid expenses	26,611	19,377
Increase (decrease) in liabilities:
Accounts payable	11,303	28,875
Accrued expenses	(10,910)	161,691
Accrued interest, related parties	20,398	22,280

Net cash used in operating activities	90,959	(8,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of debt	(22,110)	(3,000)
Proceeds from issuance of promissory note - related parties	-	-
Proceeds from promissory note - related parties	(83,302)	6,343

Net cash provided by financing activities	(105,412)	3,343

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,453)	(4,878)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	6,567

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 2,113	$ 1,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$ 8,000	$ 6,500

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company,” “we,” “us,” “our”) was initially formed as a business development company.  The Company had its beginning as a closed-end, non-diversified management investment company that had elected to be treated as a business development company under the Investment Company Act of 1940.  We were a diversified, aggressive investment tool that assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This included assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche was to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we had differing clients in varied industries, our overall portfolio was extremely diversified, which we believe enabled us to offer investors who invest in us a potentially higher return with less risk.  For our management services we received a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders.  The Company referred to companies in which it invested as “portfolio companies.”

During the nine months ending January 31, 2012, we changed our business plan.  Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

(UNAUDITED)

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

 Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reported periods. Our management believes the estimates utilized in preparing our financial statements are reasonable. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are recorded in the balance sheet at cost, which approximates fair value. For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At January 31, 2012 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

Notes Receivable

Notes receivable consist of monies loaned to its former portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value.  Notes receivable are presented as due from affiliated and non-affiliated issuers.  Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock.  Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock.  The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible.  The provision for doubtful accounts was approximately $30,014 and $30,014 as of January 31, 2012 and April 30, 2011.

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

(UNAUDITED)

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

The Company has a return policy whereby the customer can return any product within 60 days of receipt for a full refund excluding shipping and handling. However, historically the Company has accepted returns past 60 days of receipt. The Company provides an allowance for returns based upon past experience and industry knowledge.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

as incurred or as otherwise stated in the contract based on similar criteria as for management services discussed above.

Interest Income

The Company loaned monies to its former portfolio companies in the past.  These loans, which are evidenced by notes, are subject to interest accrued on a monthly basis.  This interest income is recognized when accrued.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain reclassifications were made to the January 31, 2011 financial statements in order to conform to the January 31, 2012 financial statement presentation.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The provisions of ASU No. 2011-04 will become effective for us on April 1, 2012 and are to be applied prospectively. We do not expect the adoption of the provisions of ASU No. 2011-04 to have a material effect on our financial position, results of operations or cash flows and we do not expect to materially modify or expand our financial statement footnote disclosures.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The presentation requirements will become effective for us on April 1, 2012. As ASU No. 2011-05 applies to financial statement presentation matters, the adoption of ASU No. 2011-05 will not affect our financial position, results of operations or cash flows and we believe our current presentation of comprehensive income complies with the new presentation requirements.

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

During the nine months ending January 31, 2012, we do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3– INVESTMENTS (CONTINUED)

At January 31, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$ 204,709	$ 37,767	$ -	$ 166,942
Non-affiliate investments	930,650	179,899	-	750,751

Total Investments in securities	$ 1,135,359	$ 217,666	$ -	$ 917,693

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending January 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, October 31, 2011	$ 444,725

Total unrealized gains/(losses) included in change in net assets	472,968

Ending Balance, January 31, 2012	$ 917,751

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ 614,751

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending January 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2011	$ 715,025

Total unrealized gain/(losses)included in change in net assets	202,668

Ending Balance, January 31, 2012	$ 917,693

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ 614,751

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at January 31, 2012 was $384,000.  The accrual of unrecognized tax provisions at January 31, 2012 amounted to $356,000.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2010 remain subject to examination by major tax jurisdictions.

The income tax benefit for the nine months ending January 31, 2012 and 2011 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax expense differs from the “expected” income tax expense for federal income tax purposes as follows:

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2012	January 31, 2011

Income taxes at U.S. Federal Income Tax rate	$ (217,000)	$ 844,500
State income taxes, net of federal benefit	(75,000)	291,000
Non-deductible share based compensation	-	(3,000)
Realized losses	(103,000)	(114,000)
Change in valuation allowance	-	-

	$ (395,000)	$ 1,018,500

The income tax (provision) benefit consists of the following:

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2012	January 31, 2011

Current:
Federal	$ 22,000	$ 148,000
State	6,000	41,000

Total Current	$ 28,000	$ 189,000

Deferred:
Federal	$ (300,000)	$ 648,500
State	(84,000)	181,000

Total Deferred	$ (384,000)	$ 829,500

Total Income Tax Benefit	$ (356,000)	$ 1,018,500

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The components of deferred tax (assets) liabilities are as follows:

	January 31, 2012	April 30, 2011

Deferred tax (asset) liability
Deferred charges	$ (63,800)	$ (66,000)
Net operating loss	(87,000)	(87,000)
Unrealized gains	(107,000)	(385,000)
Capital loss carryforward	(1,129,000)	(1,231,000)
Stock-based compensation	(129,000)	(129,000)
Amortization of deferred revenue from warrants	319,000	319,000
Bad debt	(95,200)	(95,000)
Other	-	-

Total deferred tax asset	$ (1,292,000)	$ (1,674,000)

At April 30, 2010, the Company had a capital loss carryforward of approximately $3,654,716 which if not used will expire in 2015.

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

At January 31, 2012 there is a $173,700 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

At January 31, 2012 the IRS has a lien against the Company for outstanding taxes and liabilities for the year ended April 30, 2007.  Currently, the Company has an agreement with the IRS to pay them a minimum of $500 per month, with the understanding that if the Company has a liquidity event, they will be paid in full.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2012	April 30, 2011

Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest
at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$ 30,014	$ 30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$ -	$ -

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	January 31, 2012	April 30, 2011
Due from Non-Affiliated Companies
MedicaView	$ 49,221	$ 49,221

Total Due from Non-Affiliated Companies	$ 49,221	$ 49,221

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$ 147,013	$ 147,013
SIVOO Holdings	3,500	3,500
PR Specialists	112,774	112,774
Innovation Industries	-	-

Totals	263,287	263,287

Allowance for bad debt	(3,500)	(3,500)

Total Due from Affiliated Companies	$ 259,787	$ 259,787

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

	For the Nine Months Ending January 31, 2012	For the Nine Months Ending January 31, 2011

Affiliates
PR Specialists, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	$ -	$ 500
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

Total Affiliates	-	500

Total Management Services Revenue	$ -	$ 500

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2012	April 30, 2011
Notes payable
Notes payable, D&O Insurance Premium.	$ 2,500	$ 24,610

Notes payable	$ 2,500	$ 24,610

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 12)	$ 263,567	$ 332,068

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 12)	10,802	14,802

Notes payable, related party	$ 396,869	$ 367,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms.  As of January 31, 2012 and January 31, 2011 these advances totaled $19,000 on both dates respectively.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of January 31, 2011, 1,000,000 are available for issuance.

During the nine months ending January 31, 2012, 300,000 Stock Options expired.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2011:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2011	600,000	$ 0.20	7.82	$ -

Options Expired	(300,000)	$ 0.20	-	$ -

Outstanding and Exercisable, October 31, 2011	300,000	$ 0.20	7.08	$ -

NOTE 11 – CAPITAL SHARE TRANSACTIONS

During the nine months ended January 31, 2012, the Company recognized $0 of share-based compensation expense, compared to the nine months ended January 31, 2011, in which the Company recognized $7,634 of share-based compensation expense,

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $313,568 and $396,869 at January 31, 2011 and April 30, 2011, respectively (NOTE 8).

The total of expenses owed to the officers is $10,802 at January 31, 2012 and $7,213 at April 30, 2011, and are recorded as an accounts payable, related parties.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.