Form 10-K
period 2012-04-30
Universal Capital Management, Inc.
filed 2012-08-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes      No  ☒

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

Large Accelerated Filer ¨    Accelerated Filer ¨    Non-Accelerated filer ☒    Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes ¨    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $348,743.  Such aggregate market value was computed by reference to the closing price of $0.09 per share for the registrant’s common stock on the OTC on that date.  For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s common stock outstanding as of July 30, 2012 was 13,287,426.

Universal Capital Management, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the year ended April 30, 2012 with the Securities and Exchange Commission without audit by the Company’s principal auditors.  As a result, the financial statements contained in this Annual Report may be subject to future adjustment.  The Company intends to file an amendment to this Annual Report upon the Company’s principal auditor’s audit of the Company’s financial statements and this Annual Report.

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

Introduction

Universal Capital Management, Inc. (the “Company,” “we,” or “our”) is a publicly traded company.  Our company was originally engaged in the business of furnishing capital and making available managerial assistance to emerging companies with high growth potential that do not have ready access to capital through conventional financial channels. We referred to the companies that we invested in and provided management services for as “portfolio companies.”  We had two types of portfolio companies, portfolio holding company and active portfolio company.

In exchange for our cash investment in a portfolio company, we received securities issued by the portfolio company, typically common stock or warrants to purchase common stock.  Upon providing management services to our portfolio company, we received securities issued by the portfolio company, typically common stock or warrants to purchase common stock.

Our investment objective was to generate capital appreciation, primarily through investments in the equity securities, or warrants to purchase the equity securities, of our portfolio companies.  Our business model provided our stockholders with the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, as well as the risks, of investing in small, early-stage companies.

Recently our business plan has evolved towards serving as a direct response management and marketing company that provides management, accounting and marketing services to our clients.  Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

We operate as a direct response management and marketing organization. The direct response marketing industry is a large, fragmented and competitive industry. Direct response incorporates various marketing formats including direct mail, telemarketing, television, radio, newspaper, magazines and others. Typically direct response television programs incorporate an infomercial in either short form (30 seconds to 5 minutes) or long form (28.5 minutes) direct response programs. The formats discuss and demonstrate products and provide a toll-free number or website for viewers to purchase. We have been able to establish business relationships with key people/companies in the industry (such as QVC and Rite Aid) that allows us to act as a management team for entrepreneurs and inventors.  As a management team, we assume the day to day responsibilities of bringing a product to market from the manufacturing to the end sale to the consumer.  We believe the principal competitive factors include authenticity of information, unique content and distinctiveness and quality of product, brand recognition and price.

Organization

Our Company was formed as a Delaware corporation on August 16, 2004.  Our offices are located at 2601 Annand Drive, Suite 16, Wilmington, DE 19808.  Our Internet website is located at: www.unicapman.com.

Our Company was formed in 2004 as a closed-end, non-diversified management investment company that had originally elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  In early 2010, we launched our first product under our new venture into the direct response.  Upon the launch of this new venture, we subsequently ceased all of our operations as a business development company late in 2010, with the last of our management contracts expiring in December 2010.

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

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Annual Report on Form 10-K for the period ended April 30, 2012 reflects our operations during the first yearly period that we are not required to be regulated as a BDC.

Management Services

Since early 2010, Our Company has provided management services to Innovation Industries. Innovation Industries (“Innovation”) is headquartered in Chester, Pennsylvania. The company’s Founder and President, William Wilkinson, is the largest inventor of fitness/exercise equipment and holds over 200 domestic and foreign patents. Innovation has an impressive history of developing and marketing exceptional consumer products and is a leader in fitness and exercise equipment products.

Mr. Wilkinson is the inventor of Step aerobics and co-founder of Step Reebok, which started the modern fitness movement. He was also the lead developer of products for NordicTrack and invented Total Body/dual action exercise machines popularized in the early 90s. In addition, he co-developed, with National Media of Philadelphia, PA, the Bruce Jenner line of fitness equipment which included the PowerWalk Plus treadmill. Will’s latest blockbusters, Twist and Tone TM and the GetAGrip®, are  first-to-market game changers that will redefine how we improve strength in hands, wrists, and forearms with virtually no competition in today’s marketplace.

The Twist and ToneTM was launched in July 2010 through an online marketing campaign and infomercials. The Twist and Tone TM was re-worked and re-tested during the first part of 2011 and was then re-launched in the fall of 2011.The Twist and Tone has reached a higher level of success when the product was advertised in the TV channel QVC and also sold in several Rite Aid stores countrywide.

In the fall 2011, a medical kit that includes the GetAGripPro® was introduced to the medical society as a therapeutic and rehabilitation tool for therapists and their clients. The medical kit is currently being advertised directly to hospitals and other medical centers.

Competition

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

Employees and Management Fees

Our Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees.  At such time, if ever, as our Company is externally managed, it shall comply with the requirements of Section 15 of the 1940 Act, including the requirement for stockholder approval of advisory fees.  As of April 30, 2012 our Company employed two full-time employees.

Determination of Net Asset Value

We determine the net asset value per share of our common stock at the end of each fiscal quarter and on such other dates as is necessary.  The net asset value per share of our common stock is equal to the value of our Company’s assets minus its liabilities divided by the total number of shares of common stock outstanding.

The net asset value and net asset value per share of common stock of our Company at the end of each fiscal quarter is as follows:

		Net Asset Value
Date	Net Asset Value	Per Share

April 30, 2012	$1,214,751	$0.09

January 31, 2012	$1,613,116	$0.28

October 31, 2011	$1,319,093	$0.27

July 31, 2011	$1,581,022	$0.28

April 30, 2011	$1,769,636	$0.30

January 31, 2011	$2,332,625	$0.36

October 31, 2010	$2,756,658	$0.43

July 31, 2010	$3,688,672	$0.58

April 30, 2010	$4,174,316	$0.65

January 31, 2010	$3,551,085	$0.55

October 31, 2009	$3,500,248	$0.55

July 31, 2009	$4,323,332	$0.67

April 30, 2009	$4,268,861	$0.67

January 31, 2009	$3,341,565	$0.55

October 31, 2008	$2,218,331	$0.38

July 31, 2008	$4,959,096	$0.84

April 30, 2008	$5,599,232	$0.98

January 31, 2008	$3,217,402	$0.57

October 31, 2007	$3,323,505	$0.61

July 31, 2007	$2,667,599	$0.49

April 30, 2007	$4,097,464	$0.75

January 31, 2007	$3,873,969	$0.71

October 31, 2006	$4,052,654	$0.75

July 31, 2006	$2,426,652	$0.45

April 30, 2006	$2,243,790	$0.46

January 31, 2006	$2,304,214	$0.48

October 31, 2005	$2,164,418	$0.43

July 31, 2005	$1,921,122	$0.39

At April 30, 2012, approximately all of our Company’s investments were recorded at fair value.

Taxation

Our Company elected not to be taxed as a regulated investment company under subchapter M of the Internal Revenue Code.  As such, our Company is subject to corporate level income taxation on its income.  Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.  Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, and the amortization of discounts and fees.  Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

Risks Related to Our Company.

Our cash expenses are large relative to our cash resources and cash flow.

As of April 30, 2012, we had cash resources of $9,435.  In the year ended April 30, 2012 we had revenues of $160,100 comprised of $344,632 of which $184,531 was accounts payable write-offs. Additionally, we have been required either to sell some of our investments in stocks to raise the cash necessary to pay ongoing expenses, pay outstanding loans and to make new investments. This practice is likely to continue through the fiscal year ending April 30, 2013 and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you the launch of any products will be successful and provide the necessary revenues to sustain the business.

There is generally no public market for the equity securities that we continue to hold.

We value all of the private equity securities in our portfolio at fair value as determined in good faith by our Board of Directors pursuant to valuation procedures established by the Board of Directors. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment pursuant to specified valuation principles and processes. We value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we must record unrealized appreciation if we believe that our securities have appreciated in value. Our valuations, although stated as a precise number, are necessarily within a range of values that vary depending on the significance attributed to the various factors being considered.

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

We expect to continue to experience material headwinds in our retail penetration venture.

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

The value of our investments is subject to high volatility.

Our company possesses shares of stock which are not diverse, and therefore may be more vulnerable to events affecting a single sector or industry and therefore our investments are subject to greater volatility. In addition, the majority of the securities are under a restriction period of 6 months. At April 30, 2012, approximately 42.92% of the Company's asset value consists of restricted stock and warrants that may not have a readily available market in the case our Company needed liquid assets to pay for its ongoing expenses.

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

Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. Changing laws, regulations and standards relating to corporate governance, valuation and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and new federal accounting standards, are creating additional expense and uncertainty for publicly held companies in general. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our future success to a significant extent depends on the continued service of Michael Queen, our chief executive and financial officer.  The departure of Mr. Queen could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on Mr. Queen or any of our other officers or employees.

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

Our business operations and financial performance depends on the ability to attract and market new products on a consistent basis. In the direct marketing industry, the average product life cycle varies from six months to four years, based on numerous factors, including competition, product features, distribution channels utilized, cost of goods sold and effectiveness of advertising. Less successful products have shorter life cycles. The majority of products are submitted by inventors. There can be no assurance that we will be successful in acquiring rights to quality products. We select new products based upon management’s expertise and limited market studies. As a result, we need to acquire the rights to quality products with sufficient margins and consumer appeal to justify the acquisition costs. There can be no assurance that chosen products will generate sufficient revenues to justify the acquisition and marketing costs.

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

•

capacity to find, manage and retain new clients for management services;

•

general economic conditions and trends; and/or departures of key personnel.

We will not have control over many of these factors, but expect that our stock price may be influenced by them. As a result, our stock price may be volatile, and you may lose all or part of your investment.

Our quarterly results fluctuate and are not indicative of future quarterly performance.

Our quarterly operating results fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree of success of our investments, management contract issuance and renewals and capital markets conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Risks Related To The Illiquidity Of Our Investments.

We hold investments in illiquid securities and may not be able to dispose of them when it is advantageous to do so.

Most of our investments are equity or equity-linked securities acquired directly from small companies. These equity securities are generally subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of our portfolio of equity securities may adversely affect our ability to dispose of these securities at times when it may be advantageous for us to liquidate these investments. We may never be able to dispose of these securities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize values significantly less than the values recorded for such investments. If we are unable to sell our assets at opportune times, we might suffer a loss and/or reduce a gain. Restrictions on resale and limited liquidity are both factors our Board of Directors will consider in determining fair value of our investments. Moreover, even investments in publicly-traded securities are likely to be relatively illiquid because the market for companies of the type in which we invest tend to be thin and usually cannot accommodate large volume trades.

Risks Related To The Companies Under Our Management.

The companies managed by our Company may not successfully develop, manufacture or market their products.

The products offered by the companies managed by our Company are oftentimes new and in many cases unproven. Their potential products require significant and lengthy product development, manufacturing and marketing efforts. In addition, these companies may not be able to manufacture successfully or to market their products in order to achieve commercial success. Further, the products may never gain commercial acceptance. If our clients are not able to develop, manufacture or market successful products, they will be unable to generate product revenue or build sustainable or profitable businesses.

Our clients working with proprietary technology may be particularly susceptible to intellectual property litigation.

The ownership of intellectual property of our clients may be subject to intellectual property disputes and litigation. Any litigation over the ownership of, or rights to, any of our client’s technologies or products could have a material adverse effect on those companies’ values.

Our revenues could be affected if the technologies utilized by our clients are found, or even rumored or feared, to cause health risks, or if legislation is passed that limits the commercialization of any of these technologies.

Debate regarding the production of materials that could cause harm to the environment or the health of individuals could raise concerns in the public’s perception of certain of our client companies, not all of which might be rational or scientifically based. Certain of our client’s product technologies may be the subject to health impact research. If health concerns about such technology were to arise, whether or not they had any basis in fact, our client companies might incur additional research, legal and regulatory expenses, and might have difficulty marketing their products. Government authorities could, for social or other purposes, prohibit or regulate the use of such technology. Legislation could be passed that could circumscribe the commercialization of any of these technologies.

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

Our common stock trades on the OTC which may make it more difficult for you to sell your stock.

Our common stock trades over-the-counter under the symbol “UCMT,” and it has a limited trading market. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock, your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock.

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

MICCO World, Inc. Lawsuit

In July 2010, the Company filed a lawsuit against MICCO World, Inc. (formerly known as Constellation Group, Inc.) and its officers, Phil Lundquist, Steven Brisker and Tom Ridenour (collectively known as the “Defendants”).  This lawsuit was filed in the Superior Court of Delaware in New Castle County.  This lawsuit was filed in response to various activities by the Defendants that include misleading investors, making disparaging remarks about the Company, misrepresentation of capital structure, and misappropriation of funds. The Company sought judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined. In March 2011, MICCO filed a motion to dismiss.  In June 2011, the courts denied this motion to dismiss. On June 25, 2012, the Company dismissed the suit against the defendants with prejudice.

Stradley Ronon Lawsuit

On May 9, 2009 the law firm of Stradley Ronon filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed on entering into consent of Judgment against it in the amount of $166,129.

Item 4.

Mine Safety Disclosure

Not Applicable

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock has been traded on the OTC Bulletin Board since June 15, 2006.  Through July 2012, the Company’s common stock was trading under the symbol “UCMT”.

Market Information

		High		Low
		Bid	Asked	Bid	Asked

FY 2011	1st Quarter	$0.27	$0.70	$0.02	$0.22
	2nd Quarter	$0.15	$0.58	$0.00	$0.00
	3rd Quarter	$0.031	$0.15	$0.00	$0.00
	4th Quarter	$0.031	$0.15	$0.00	$0.00

FY 2012	1st Quarter	$0.07	$0.20	$0.01	$0.0799
	2nd Quarter	$0.0815	$0.14	$0.02	$0.05
	3rd Quarter	$0.21	$0.25	$0.05	$0.12
	4th Quarter	$0.26	$0.30	$0.09	$0.20

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of July 30, 2012, the Company had approximately 301 holders of record of its Common Stock.

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

Equity Compensation Plans as of April 30, 2012.

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

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security

March 2012	Common stock – 7,375,000 shares of common stock for $1,917,500 in services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

COMPARATIVE STOCK PERFORMANCE

The graph below compares the cumulative total return during the period from April 30, 2005 to April 30, 2012, for the Company’s common stock, the Company’s Peer Group and the Russell Microcap Index. This graph assumes the investment of $100 in the Company’s common stock, the Company’s Peer Group and the stock in the companies comprising the [index] on April 30, 2005 and the reinvestment of all dividends.

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Annual Report on Form 10-K.  The following selected information is taken from those financial statements:

	April 30, 2012	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008
Total assets	$ 2,275,394	$ 3,072,008	$ 5,375,880	$ 5,497,085	$ 8,265,499
Total Liabilities	$ 1,060,644	$ 1,302,372	$ 1,201,564	$ 1,228,224	$ 2,266,267
Net assets(1)	$ 1,214,751	$ 1,769,636	$ 4,174,316	$ 4,268,861	$ 5,599,232
Net asset value per outstanding share	$ 0.09	$ 0.30	$ 0.65	$ 0.67	$ 0.98
Cash dividend paid	$ -	$ -	$ -	$ -	$ -
Cash dividends paid per outstanding shares	$ -	$ -	$ -	$ -	$ -
Shares outstanding, end of year(1)	13,287,426	5,912,426	6,412,426	6,412,426	5,702,720

	April 30, 2012	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008

Total income	$ 344,632	$ 37,541	$ 55,239	$ 960,424	$ 3,845,715
Total expenses(2)	$ 2,303,547	$ 536,203	$ 846,861	$ 2,038,412	$ 1,164,201
Net operating income (loss)	$ (1,958,915)	$ (498,662)	$ (791,622)	$ (1,077,988)	$ 2,681,514
Total tax benefit (expense)	$ (205,000)	$ 940,500	$ 953,000	$ 949,000	$ (838,000)
Other income (expense)	$ (7,000)	$ (13,134)	$ (40,992)	$ (112,524)	$ (26,300)
Net realized (loss) income from investments	$ (596,163)	$ (504,576)	$ (153,277)	$ (2,154,786)	$ (2,069,152)
Unrealized appreciation (depreciation) on investments	$ 295,898	$ (2,308,692)	$ (218,492)	$ (323,709)	$ 1,498,262
Net (decrease) increase in net assets resulting from operations	$ (2,471,180)	$ (2,384,564)	$ (251,383)	$ (2,720,007)	$ 1,246,324
Net Increase (Decrease) in Net Assets Per Share	$ (0.36)	$ (0.40)	$ (0.04)	$ (0.45)	$ 0.23

(1)

We completed offerings of our common stock as follows:  0 shares during the year ending April 30 2012, 2011 and 2010; 709,706 shares during the year ending April 30, 2009; and 264,446 shares during the year ending April 30, 2008. In March 2011, the Company settled the McCrae lawsuit and received 500,000 shares of its common stock back in return for a warrant to purchase 42,500 shares of LWLG common stock at an exercise price of $0.25 per share, exercisable until April 2012.

(2)

Included in total expenses is non-cash, stock-based, compensation expense of $1,917,500 for the year ending April 30, 2012; $7,634 for the year ending April 30, 2011; $5,088 for the year ending April 30, 2010; $1,051,136 for the year ending April 30, 2009; and $9,336 for the year ending April 30, 2008.

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

During 2010 our revenues began to decline and our cash position weakened. As a BDC, we were required to ensure that a majority of our directors are persons who are not “interested persons,” as that term is defined in section 56 of the 1940 Act. Since April 2010, we have not maintained a majority of directors who are not “interested persons”. During the quarterly period ending July 30, 2010 to the date hereof, we have been unable to pay our auditors to review our quarterly and annual reports that we file with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “1934 Act”); in violation of both the 1934 Act and the 1940 Act. Consequently, for over twelve months, our Company has been non-compliant with certain of the rules and regulations governing the financial reporting items required of BDCs and reporting companies in general. Our Company's violations of the 1934 Act and the 1940 Act may cause our Company to incur certain liabilities, which our management cannot estimate as of this time. However, if these liabilities are incurred, they could have a significant impact on our Company's ability to continue as a going concern.

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

Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this Form 10-K, we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ending April 30, 2012	At and for the Year Ending April 30, 2011

Total Assets	$ 2,275,394	$ 3,072,008
Net Assets	$ 1,214,751	$ 1,769,636
Net Asset Value Per Share	$ 0.09	$ 0.30
Net Unrealized Appreciation/(Depreciation) On Investments	$ 295,898	($2,308,692)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2012 were primarily attributable to:

•

Vystar Corporation’s (“Vystar”) average valuation on restricted and unrestricted warrants decreased from $0.45 to $0.35 per share during the year ending April 30, 2012. A warrant to purchase 50,000 shares acquired on October 18, 2010 expired in April 2012. Our Company’s total investment in Vystar was $137,201 at April 30, 2012 compared to $290,185 at April 30, 2011.

•

Lightwave Logic, Inc. (“LWLG”), average valuation on restricted and unrestricted shares and warrants increased from $1.11 to $1.13 per share during the year ending April 30, 2012. A warrant to purchase 357,500 shares was exercised in April 2012. Our total investment in LWLG at April 30, 2012 was $387,025 compared to $398,707 at April 30, 2011.

•

iVolution Medical average valuation on restricted and unrestricted warrants decreased from $0.25 to $0 per share during the year ending April 30, 2012. Our total investment in iVolution Medical at April 30, 2012 was $0 compared to $276,000 at April 30, 2011.

•

The decrease in cash of $7,131.

•

The decrease in accounts payable and accrued expenses of $164,897.

•

The decrease in advances from shareholders and notes payable of $135,684.

•

The decrease in net deferred tax asset of $164,000.

Results of Operations

Our financial statements have been prepared in conformity with the United States generally accepted accounting principles.  On this basis, the principal measure of a Company’s financial performance is the increase in net assets. Net assets comprise (i) income from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, and (iii) increase (decrease) in unrealized appreciation on investments.

Our Company expenses include salaries and wages (but officer salaries did not accrue until November 15, 2004 and then were contributed as capital during the year ended April 30, 2007), professional fees, insurance expense, interest expense and depreciation. General and administrative costs include rent, office, travel and entertainment and other overhead costs.

Year ended April 30, 2012 compared to the year ended April 30, 2011 and April 30, 2010

For the year ended April 30, 2012 we had revenue for services in the amount of $160,101 compared to $14,658 for the year ended April 30, 2011 and $54,230 for the year ended April 30, 2010.  100% of our revenue for management and accounting services was received in the form of cash for the year ended April 30, 2012, April 30, 2011 and April 30, 2010.

 Total operating expenses for the year ended April 30, 2012 were $459,797, the principal components of which were professional fees of $1,013,983, Salaries and Wages of $966,030, insurance expense of $61,913, interest expense of $51,332, bad debt expense of $150,838 and $58,769 of general and administrative expense. By comparison, total operating expenses for the year ended April 30, 2011 were

$536,203, the principal components of which were professional fees of $103,322, of which $49,561 represents audit fees and approximately $37,389 of legal expense.  Additionally, principal components of operating expenses include $252,373 for payroll which includes $7,634 of share based compensation expense, $94,096 of insurance expense, $31,554 of interest expense and $53,058 of general and administrative expense.  By comparison, total operating expenses for the year ended April 30, 2010 were $846,861, the principal components of which were professional fees of $138,769, payroll expense of $388,995 ($5,088 was share based compensation expense), bad debt expense of $98,667, insurance expense of $104,133, and general and administrative expenses of $81,274.We realized a loss from operations before taxes and interest of $169,559 for the year ended April 30, 2012 compared to a loss of $521,545 for the year ended April 30, 2011 and a loss from operations before taxes and interest of $792,631 for the year ended April 30, 2010.

Our Company had net unrealized appreciation of $295,898 for the year ended April 30, 2012, compared to a net unrealized depreciation of $2,308,692 for the year ended April 30, 2011 and a net unrealized depreciation of $218,492 at year end April 30, 2010.

For the year ending April 30, 2012, we had a recognized loss on disposal and sale of several of our investments of $596,163.For the year ending April 30, 2011, we had a recognized loss on disposal and sale of several of our investments of $504,576. For the year ending April 30, 2010, we had a recognized loss on disposal and sale of several of our investments of $153,277, which consists mainly of $119,986 of a net loss from the sale of various former portfolio companies’ common stock and $33,000 of loss from the write off of three former portfolio company investments.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions or the disposition of portfolio securities to obtain liquidity.  We had $9,435 of cash at April 30, 2012.   Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from the disposition of portfolio securities, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate. Recently, it was necessary for us to dispose of some of our current portfolio securities to meet our operational needs. In the future, we may be forced to continue to dispose of portfolio securities if we ever become short of cash. Any such dispositions may have to be made at inopportune times.

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

Financial Statements and Supplementary Data.

See attached Appendix A.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of April 30, 2012.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

(a)  Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Michael D. Queen	56	Director, Chief Executive Officer, Principal Financial Officer, Secretary	1 yr/Since 2004

(b) Business experience of directors, executive officers, and significant employees.

Michael D. Queen. Mr. Queen has been the Chief Executive Officer and director of the Company since 2004 and Principal Financial Officer of the Company since December 2011. He served as the President of the Company from 2004 through February 2009.  Since founding UCM, Mr. Queen has worked with eighteen startup companies.  He assisted these companies with their funding and was responsible for helping seven of those companies enter the public marketplace.  Mr. Queen is considered an expert in the microcap arena with extensive knowledge of how these markets operate and has been extensively involved in the start-up businesses and initial capitalization plans. Prior to UCM, Mr. Queen was the President, CEO and a director at Pennexx Foods, Inc., a publicly traded company.  From 1994 to 1998, Mr. Queen was the President of Ocean King Enterprises, a start-up specialty food manufacturer.  From 1978 to 1999, Mr. Queen was an executive in the supermarket industry serving the greater New York, New Jersey and Delaware region. Mr. Queen’s qualifications to serve on our board of directors include his knowledge of our company and his years of management, marketing and financial experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Mr. Michael Queen who did not timely file a Form 4 to report one transaction.

Audit Committee

Our Company does not have a separately designated standing audit committee in place; our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.  We currently have limited working capital and limited revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to generate sufficient revenues in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees.  Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of shareholders and, as necessary, to fill vacancies and newly created directorships.

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

Item 11.

Executive Compensation.

Compensation Discussion and Analysis

The Company does not have a compensation committee.  The entire board of directors is responsible for reviewing and establishing compensation for senior executives. The Company has no independent directors.

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

For the fiscal year ended April 30, 2012, the principal components of compensation for the Company’s executive officers were annual base salary and long-term equity compensation.  The board of directors subjectively apportion total compensation among these elements in such proportions as they determine are appropriate in the circumstances and, therefore, such apportionment may vary from time to time and among executives.  The board of directors retains the flexibility to consider various factors when making compensation decisions, including external market forces, individual circumstances and performance.

Base salaries for executives, including the Chief Executive Officer, are set according to the responsibilities of the position, the specific skills and experience of the individual, the individual’s performance, the competitive market for executive talent and the Company’s liquidity position.  The board of directors review salaries annually and adjust them as appropriate to reflect changes in market conditions, individual performance and responsibilities and the Company’s liquidity position.  The Chief Executive Officer of the Company participates in the determination of salaries of other executive officers.

The Company may award long-term equity incentive awards to executive officers, including the named executive officers, as part of its total compensation package.  The board of directors reviews and approves the amount of each award to be granted to each named executive officer.  Long-term equity incentive awards may be made pursuant to the 2006 Equity Incentive Plan originally adopted in 2006 (the “2006 Plan”) or from authorized but not issued shares.

The Company’s long-term equity incentive is currently in the form of options to acquire its common stock or grants of common stock.  Stock option awards provide the Company’s executive officers with the right to purchase shares of its common stock at a fixed exercise price for a period of up to ten years under the 2006 Plan.  Stock options are granted under the 2006 Plan at a price not less than the prevailing market price at the time of the grant and will have realizable value only if the Company’s stock price increases.

The board of directors determines the amount and features of the stock options, if any, to be awarded to executive officers.  They evaluate a number of criteria, including the past service of such executive officer to the Company, the present and potential contributions of such executive officer to the Company’s success and such other factors as they shall deem relevant in connection with accomplishing the purposes of the 2006 Plan, including the executive officer’s current stockholdings, years of service, position with the Company and other factors.  However, they will not apply a formula assigning specific weights to any of these factors when making such determination.

The executive officers are also eligible to participate in a health insurance program offered by the Company to its employees. None of the Company’s executive officers have employment, severance or change-of-control agreements.  The Company’s executive officers serve at the will of the board of directors, which enables the Company to terminate their employment with discretion as to the terms of any severance arrangement.

The base salaries paid to the Company’s named executive officers during the Company’s prior three fiscal years are set forth below in the “Summary Compensation Table”.

 The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended April 30, 2012, 2011 and 2010.

Summary Compensation Table
Name and principal position	Year Ending	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Queen(1)	4/30/12	20,000	0	936,000	0	0	0	0	956,000
	4/30/11	100,227	0	0	0	0	0	0	100,227
	4/30/10	0	0	0	0	0	0	0	0

Theresa Q. Hoffmann(2)	4/30/12	6,291	0	0	0	0	0	1,500	7,791
	4/30/11	49,045	0	0	0	0	0	0	49,045
	4/30/10	75,000	0	0	0	0	0	0	75,000

(1)

Mr. Queen has been the Chief Executive Officer and director of the Company since 2004 and Principal Financial Officer of the Company since December 2011. He served as the President of the Company from 2004 through February 2009. There are no written or unwritten employment arrangements between the Company and Mr. Queen. On August 11, 2008, Mr. Queen received an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.87 per share, exercisable immediately and expiring on August 11, 2018.  In February 2009, Mr. Queen rescinded all rights to his options. In March 2012, the Company issued 3,600,000 shares of common stock for payment of services he rendered to the Company. The amount of shares issued to Mr. Queen was determined in accordance with FASB ASC 718.

(2)

Mrs. Hoffmann was appointed Vice President of Finance (Principal Financial Officer) on March 11, 2009. She resigned from this position in December 2011.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Grants of Plan Based Awards

There were no grants of plan based awards during the year ending April 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options for each named officer outstanding as of April 30, 2012:

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

1.

In February 2009, Ms. Hoffmann received an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.20, exercisable immediately and expiring February 2019.  Ms. Hoffmann resigned as our Principal Financial Officer in December 2011.

Option Exercises and Stock Vested

There were no exercises or vesting during the year ending April 30, 2012.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our April 30, 2012 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Queen (1)	--	--	--	--	--	--	--

Robert Oberosler (2)	--	260,000	--	--	--	--	260,000

Jeff Muchow (3)	--	13,000	--	--	--	--	13,000

Steven Pruitt (3)	--	13,000	--	--	--	--	13,000

 (1)

Serves as an executive officer and a director but receives no additional compensation for serving as a director.

(2)

In March 2012, the Company issued 1,000,000 shares of common stock to Mr. Oberosler for payment of services rendered to the Company as directors. The shares vest immediately.

(3)

In March 2012, the Company issued 50,000 shares of common stock to each director for payment of services rendered to the Company as directors. The shares vest immediately.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire Board of Directors currently participates in the consideration of executive officer and director compensation. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint standing compensation committee.

Compensation Committee Interlocks and Insider Participation

Our Company has no compensation committee (or other board committee performing equivalent functions).  Michael Queen, the Company’s sole director and sole executive officer, solely participated in deliberations of the Company’s board of directors concerning executive officer compensation during the last completed fiscal year.

Compensation Committee Report

Our board of directors, who serves as the compensation committee has reviewed and discussed the Compensation Discussion and Analysis described above and based upon such review and discussions recommends to the board of directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10–K. Michael D. Queen is the sole member of the board of directors.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 10, 2012, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock.  The address of each person in the table is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)(2)

Michael D. Queen	3,960,500(3)	29.81%

Robert G. Oberosler	1,409,000	10.60%

David Bovi	2,242,900	16.87%

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

(2)

Applicable percentages are based on 13,287,426 shares outstanding on August 14, 2012, adjusted as required by rules promulgated by the SEC.

(3)

Includes 355,500 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

Security Ownership of Management

The following table sets forth, as of August 14, 2012, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned (1)(2)

Michael D. Queen	3,960,500	(3)	29.81%

Theresa Q. Hoffmann	300,000	(4)	2.25%
All executive officers and directors as a group (7 persons)	4,260,500	(3)	32.06%

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

(2)

Applicable percentages are based on 13,287,426 shares outstanding on August 14, 2012, adjusted as required by rules promulgated by the SEC.

(3)

Includes 355,500 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

(4)

Consists of an option to purchase 300,000 shares of common stock exercisable within 60 days from the date hereof. Ms. Hoffmann resigned as our Principal Financial Officer in December 2011.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

 Certain Relationships and Related Transactions, Director Independence

Related Transactions

On November 1, 2008 the Company entered into a promissory note with Barbara Queen, Michael Queen’s wife, in the amount of $294,000.  This amount was the total that was loaned to the Company over a period of two years prior, beginning in November 2006, on behalf of Mrs. Queen to fund Company operations.  The promissory note calls for interest of eight percent (8%) annum beginning on November 2008.  Subsequent loans were made by Mrs. Queen. The principal balance outstanding as of April 30, 2011 was $332,068. This promissory note was partially repaid in the amount of $94,373 during the fiscal year ended April 30, 2012. The outstanding balance as of April 30, 2012 is $237,695.

On March 16, 2012, the Company compensated Mr. Robert Oberosler with 1,000,000 shares of its common stock valued at $260,000 for services rendered as a Director of the Company. These shares vest immediately.

Review and Approval of Transactions with Related Persons

We do not have a formal, written policy solely for the review and approval of transactions with related parties. However, our Code of Ethics provides guidelines for reviewing and handling conflict of interest transactions with our directors, officers and employees. The entire Board of Directors is responsible for reviewing all related party transactions. Before approving any such transaction, the Board of Directors would take into account all relevant facts and circumstances that it deems appropriate, including, but not limited to, the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and if applicable, the impact on a director’s independence. Only those transactions that, in light of known circumstances, are fair as to, and in the best interests of the Company and its shareholders, as the Board of Directors determines in the good faith exercise of its discretion, shall be approved.

Director Independence

Although we currently trade on the Over-the-Counter quotation system, our board of directors has reviewed each of the directors’ relationships with our Company in conjunction with Section 121 of the listing standards of the NYSE Amex and has affirmatively determined that none of our directors are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our board of directors.

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions.  Our sole director, Michael Queen serves in such capacities and is not independent as defined herein.

Item 14.

Principal Accountant Fees and Services.

Audit and Related Fees

Salberg & Company, P.A. has been the independent accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2010. The financial statements of the Company for the fiscal year ended April 30, 2011 and 2012 have not been audited due to our inability to pay Salberg & Company, P.A.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered during the fiscal years ended April 30, 2012:

	For the Year Ending	For the Year Ending
Description of Fees	April 30, 2012	April 30, 2011

Audit Fees	$-	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

	$-	$-

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1)

The following financial statements are filed as part of this Form 10-K Report:

Balance Sheet

Statements of Operations

Statements of Cash Flows

Statement of Changes in Net Assets

Financial Highlights

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

August 14, 2012
By: /s/ Michael D. Queen
Michael D. Queen, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Michael D. Queen Michael D. Queen	Director, Chief Executive Officer, Principal Financial Officer, Secretary	August 14, 2012

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2012, 2011 AND 2010

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

(UNAUDITED)

	April 30, 2012		April 30, 2011	April 30, 2010
	(Unaudited)		(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 9,435		$ 16,565	$ 6,567
Accounts receivable, net	-		-	-
Prepaid expenses	2,181		29,436	26,131
Current income tax asset	-		60,000	-
Total Current Assets	11,616		106,001	32,698
Long Term Assets
Property and equipment, net	-		682	2,581
Investments, net	548,008		981,217	4,179,222
Deferred income tax	1,561,000		1,674,000	920,000
Long term loans	153670		309,008	240,279
Other long term assets	1,100		1,100	1,100
Total Long Term Assets	2,263,778		2,966,007	5,343,182

TOTAL ASSETS	$ 2,275,394		$ 3,072,008	$ 5,375,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$ 327,583		$ 366,650	$ 320,785
Accounts payable, related parties	10,802		7,213	7,213
Notes payable	10,100		24,610	23,154
Total Current Liabilities	348,485		398,473	351,152
Long Term Liabilities
Accrued expenses	195,097		324,516	325,802
Advances from shareholders	7,000		19,000	22,000
Note payable, related parties	287,696		396,870	367,372
Accrued interest	92,050		92,050	92,050
Deferred income tax	33,000		-	-
Deferred Revenue	-	-	-	1,458
Accrued interest, related parties	97,316		71,463	41,730
Total Long Term Liabilities	679,159		903,899	850,412

TOTAL LIABILITIES	1,060,644		1,302,372	1,201,564

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 50,000,000 shares authorized; 13,287,426 shares issued and outstanding at April 30, 2012, 5,912,426 shares at April 30, 2011 and 6,412,426 shares at April 30, 2010	$ 13,287		$ 5,912	$ 6,412
Additional paid-in capital	8,076,242		6,194,586	6,214,202
Accumulated Deficiency
Accumulated net operating income	24,061		2,167,507	1,738,803
Dividends paid	(448,596)		(448,596)	(448,596)
Net realized loss on investments	(6,122,296)		(5,526,133)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924		343,924	343,924
Net unrealized appreciation of investments	(671,871)		(967,564)	1,341,128
End. accumulated deficiency	(6,874,778)		(4,430,862)	(2,046,298)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	1,214,751		1,769,636	4,174,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 2,275,394		$ 3,072,008	$ 5,375,880

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2012	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)

REVENUES
Management services	160,101	1,458	7,030
Accounting services	-	13,200	47,200

TOTAL REVENUES	160,101	14,658	54,230

OPERATING EXPENSES
Salaries and wages	966,030	252,273	388,995
Professional fees	1,013,983	103,322	138,769
Insurance	61,913	94,096	104,133
Interest expense	51,332	31,554	33,123
General and administrative	58,769	53,058	81,274
Bad debt	150,838	-	98,667
Depreciation expense	682	1,900	1,900
TOTAL OPERATING EXPENSES	2,303,547	536,203	846,861

INCOME (LOSS) FROM OPERATIONS	(2,143,446)	(521,545)	(792,631)

OTHER INCOME/(LOSS)
Refunds/Credits	184,531	-	-
Realized Gain (loss) on disposal of investments	(596,163)	(504,576)	(153,277)
Unrealized appreciation (depreciation) on investments	295,898	(2,308,692)	(218,492)
Other Income	-	22,883	1,009
TOTAL OTHER INCOME/(LOSS)	(115,734)	(2,790,385)	(370,760)

Income (Loss) before income taxes and related interest	(2,259,180)	(3,311,930)	(1,163,391)

Income tax benefit (provision)	(205,000)	940,500	953,000
Penalties and interest	(7,000)	(13,134)	(27,842)
Interest expense	-	-	(13,150)

NET INCOME (LOSS)	$ (2,471,180)	$ (2,384,564)	$ (251,383)

Income/(loss) per common share:
Basic	$ (0.36)	$ (0.38)	$ (0.04)
Diluted	$ (0.36)	$ (0.38)	$ (0.04)

Weighted-average number of common shares
Basic	6,839,339	6,360,371	6,412,426
Diluted	6,839,339	6,360,371	6,412,264

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Year Ending	For the Year Ending	For the Year Ending
	April 30, 2012 (Unaudited)	April 30, 2011 (Unaudited)	April 30, 2010 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$ (2,471,180)	$ (2,384,564)	$ (251,383)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	-	-	97,087
Write-off accounts receivable	-	-	1,580
Write-off loan deemed uncollectible	-	-	-
Sale (Purchase) of investment securities	132,944	-	(60,806)
Exercise of warrants	-	(25,000)	(10,000)
Loss on sale/disposal of portfolio stock	596,163	504,576	153,277
Stock (received) granted for interest	-	-	-
Investment securities received in exchange for management services	-	(1,458)	(7,030)
Cancellation of shares for services	-	-	-
Depreciation expense	681	1,900	1,900
Stock based compensation expense	1,917,500	7,634	5,088
Stock options granted for operating expense	-	-	-
Officers' compensation contributed as capital	-	-	151,750
Net unrealized (appreciation) depreciation on investments	(295,898)	2,308,692	218,492
Deferred income taxes	197,000	(754,000)	(953,000)
Current income taxes	60,000	(192,000)	(7,000)
(Increase) decrease in assets
Notes receivable non-affiliates	-	-	-
Notes receivable affiliates	-	-	(1,009)
Receivables non-affiliates	-	-	5,805
Due from affiliates	98,948	(31,109)	(162,272)
Due from non-affiliates	-	(37,620)	(21,360)
Prepaid expenses	27,255	21,296	2,015
Increase (decrease) in liabilities
Accounts payable	(39,067)	45,865	(48,076)
Accounts payable, related parties	3,589	-	5,802
Accrued expenses	(129,419)	130,714	46,578
Accrued interest	25,853	-	(24,037)
Accrued Interest, related parties	-	29,733	28,926
Net cash used in operating activities	128,756	(375,341)	(827,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	-	381,987	651,186
Net cash provided by investing activities	-	381,987	651,186

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	-	126,000
Proceeds (repayment) of advance from shareholder - related party	(12,000)	(3,000)	16,000
Repayment of debt	(14,510)	(23,145)	(24,177)
Proceeds from issuance of promissory note - related parties	(109,377)	29,498	50,000
Proceeds from exercise of employee options	-	-	-
Proceeds from issuance of common stock	-	-	-
Net cash provided by financing activities	(135,887)	3,353	167,823

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,131)	9,999	(8,864)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	6,567	15,431

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 9,435	$ 16,566	$ 6,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$ 12,000	$ 7,000	$ 7,000

CASH PAID FOR INTEREST	$ -	$ 1,023	$ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Securities received in exchange for deferred revenue	$ -	$ -	$ 4,400

Fin 48 for penalties and interest	$ -	$ -	$ -

Settlement of McCrae Lawsuit – exchange of LWLG warrant for UCM common stock	$ -	$ 27,750	$ -

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

(UNAUDITED)

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	April 30, 2012 (Unaudited)	April 30, 2011 (Unaudited)	April 30, 2010 (Audited)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ (2,471,180)	$ (2,384,564)	$ (251,383)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	-	-	-
Share-based compensation expense	1,916,295	7,634	5,088
Exercise of employee options	-	-	-
Settlement of funk lawsuit, common stock cancelled	-	(27,750)	-
Stock options granted for operating expenses	-	-	-
Officers' compensation contributed as capital	-	-	151,750

NET CAPITAL SHARE TRANSACTIONS	1,918,705	(20,116)	156,838

TOTAL DECREASE	(554,885)	(2,404,680)	(94,545)

NET ASSETS, BEGINNING OF YEAR	1,769,636	4,174,316	4,268,861

NET ASSETS, END OF YEAR	$ 1,214,751	$ 1,769,636	$ 4,174,316

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

	For the Year Ending April 30, 2012		For the Year Ending April 30, 2011	For the Year Ending April 30, 2010

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.30		$ 0.65	$ 0.67

Net income (loss) from operations, net of taxes (1)	0.00		(0.04)	(0.07)
Net realized loss on investments, net of taxes (1)	(0.06)		(0.05)	(0.01)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	0.03		(0.21)	0.04
Net increase from stock transactions (1)	(0.20)		(0.05)	0.02
	(0.21)		(0.35)	(0.02)

Net asset value, end of period	$ 0.09		$ 0.30	$ 0.65

Per share market value, end of period	$ 0.30		$ 0.20	$ 0.40

Investment return, based on net asset value at end of period	-70.00%		-53.85%	-2.99%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 1,214,751		$ 1,769,636	$ 4,174,316

Ratio of expenses to average net assets	52,73%		18.04%	20.06%
Ratio of net income (loss) from operations to average net assets	57.67%		1.26%	1.31%

Diluted weighted average number of shares outstanding during the period	13,287,426	6,839,339	6,360,371	6,412,426

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

AS OF APRIL 30, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) was initially formed as a business development company (“BDC”).  The Company operated as a closed-end, non-diversified management investment company that had elected to be treated as a business development company under the Investment Company Act of 1940. The Company was a diversified, aggressive investment tool that assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche was to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we had differing clients in varied industries, our overall portfolio was extremely diversified, which we believed enables us to offer investors who invested in us a potentially higher return with less risk.  For our management services we received a block of common stock or warrants to purchase common stock which could have resulted in a financial windfall for us and our shareholders.  The Company referred to companies in which it invested as “portfolio companies.”

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

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Annual Report on Form 10-K for the yearly period ended April 30, 2012 reflects our operations during the first yearly period that we are not required to be regulated as a BDC.

Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this Form 10-K, we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At April 30, 2012 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

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

Long Term Loans

Long Term Loans represent fees that the Company has paid on behalf of former portfolio companies and is reported at fair value.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Management services

We offer our customers services consisting of managing, marketing and accounting to aid in the Direct Response marketing of their product or service. In these instances, revenue is recognized when the contracted services have been provided and accepted by the customer.

Accounting Services

The Company provides accounting and other administrative services to its clients.  Upon entering into a contract with the company, the Company provides services as defined in the contract and revenue is recognized as incurred or as otherwise stated in the contract based on similar criteria as for management services discussed above.

Product Sales

We also recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper.

Refunds/Credits

The Company recognizes as income in the current year any fees that we expensed in previous periods, and that are no longer subject to payment.

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

AS OF APRIL 30, 2012

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

Net change in unrealized appreciation or depreciation of investments reflects the change in investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Net change in unrealized appreciation or depreciation is recognized as other income on the Company’s statement of operations for the period.

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

Reclassifications

Certain reclassifications were made to the April 30, 2011 and 2010 financial statements in order to conform to the April 30, 2012 financial statement presentation.

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

ASC 855, Subsequent Events, sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  ASC 855 was effective for interim reporting periods ending after June 15, 2009.  This standard was amended in February 2010, Amendments to Certain Recognition and Disclosure Requirements.  The Company has adopted ASC 855 and its amendment, and this adoption did not have a material impact on its financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

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

During the year ending April 30, 2012, we do not manufacture any of our products. As of the date of this filing we have generated revenues and do not rely on any principal products. While the Company has received revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

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

At April 30, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2012	(Level 1)	(Level 2)	(Level 3)

Investments	$ 548,008	$ -	-	$ 548,008

Total Investments in securities	$ 548,008	$ -	$ -	$ 548,008

The following chart shows the components of change in the financial assets categorized as Level 3, for the year ending April 30, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2011	$ 715,025

Total realized gains included in change in net assets	(462,915)
Total unrealized losses included in change in net assets	295,898

Ending Balance, April 30, 2012	$ 548,008

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (170,274)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 4 – INCOME TAXES

The Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2012 was $92,050.  The change in unrecognized tax provisions during the year ending April 30, 2012 amounted to $0 and the accrual at April 30, 2012 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and are included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2012 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2012, 2011 and 2010 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%.  The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ending April 30, 2012	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010

Income taxes at U.S. Federal Income Tax rate	$ (1,000)	$ 910,000	$ 397,000
State income taxes, net of federal benefit	(112,000)	209,500	117,000
Non-deductible share based compensation	-	-	-
Exercise of warrant	(46,000)	9,000	435,000
Worthless warrants	(48,000)	-	114,000
Realized losses	2,000	(188,000)	(110,000)
Change in valuation allowance	-	-	-

	$ (205,000)	$ 940,500	$ 953,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

The income tax (provision) benefit consists of the following:

	For the Year Ending April 30, 2012	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010

Current:
Federal	$ (71,000)	$ 145,000	$ (21,000)
State	(20,000)	41,500	(6,000)

Total Current	$ (91,000)	$ 186,500	$ (27,000)

Deferred:
Federal	$ (89,000)	$ 589,000	$ 765,000
State	(25,000)	165,000	215,000

Total Deferred	$ (114,000)	$ 754,000	$ 980,000

Total Income Tax Benefit	$ (205,000)	$ 940,500	$ 953,000

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2012	April 30, 2011

Deferred tax (asset) liability
Deferred charges	$ -	$ (66,000)
Net operating loss	(115,000)	(87,000)
Unrealized gains	309,000	(385,000)
Capital loss carryforward	(1,530,000)	(1,231,000)
Stock-based compensation	(74,000)	(129,000)
Amortization of deferred revenue from warrants	-	319,000
Bad debt	(151,000)	(95,000)
Other	-	-

Total deferred tax (asset) liability, net	$ (1,561,000)	$ (1,674,000)

At April 30, 2012, the Company had a capital loss carryforward of approximately $3,691,726 which if not used will expire in 2015.

At April 30, 2012 there is a $195,097 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $300,000.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 5 – LONG TERM LOANS

	April 30, 2012	April 30, 2011
Long Term Loans
MedicaView	$ 49,221	$ 49,221
BF Acquisition Group V, Inc.	48,062	147,013
SIVOO Holdings	3,500	3,500
Incredible 3D, Inc.	94,451	-
PR Specialists/Mediavix	112,774	112,774
Innovation Industries	-	-

Totals	308,008	263,287

Allowance for bad debt	(154,338)	(3,500)

Total Long Term Loans	$ 153,670	$ 259,787

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

Management service revenue recognized consists of:

	For the Year Ending April 30, 2012	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010

Received a warrant to purchase 500,000 shares of iVolution	-	-	$ 3,588
common stock for payment of services per a one year contract dated
July 2008, valued at $17,000, fair value and amortized over the life of the contract.
PR Specialists, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment	-	$ 1,458	1,042
of services per a one year contract dated December 2009,
valued at $2,500, fair value and amortized over the life of
the contract.

BFAG V, Inc. ("BFAG V")
Received 1,900,000 shares of BFAG V common stock for payment	-	-	1,900
of services per a three month contract dated November 2009
valued at $1,900, fair value and amortized over the life of
the contract.

Received a warrant to purchase 500,000 shares of MVT common	-	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Received a warrant to purchase 500,000 shares of DCMC common	-	-	250
stock for payment of services per a one year contract dated July
2008, valued at $1,000, fair value and amortized over the life of the contract.

Innovation Industries	-	-	250
Received cash payments for Management Services	$ 161,101	-	250

Total Management Services Revenue	$ 161,101	$ 1,458	$ 7,030

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	April 30, 2012	April 30, 2011

Notes payable
Notes payable. D&O Insurance Premium. Interest accrued at
9.2% for a period of ten (10) months. Payable in ten monthly
Installments of $2,414 per month.	$ 2,100	$ 24,610

Notes payable	$ 2,100	$ 24,610

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 11)	$ 237,696	$ 332,068

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30,
2010. (NOTE 11)	10,802	14,802

Promissory notes payable, related party. Principal due payable
on demand (NOTE 11)	8,000	-

Notes payable, related party	$ 306,497	$ 396,870

NOTE 8 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms. During the year ended April 30, 2012, the Company wrote off an advanced from shareholder for $6,000 and rolled over an advanced from shareholder to an interest bearing note payable for $6,000. As of April 30, 2012 and 2011, these advances totaled $7,000 and $19,000, respectively.

NOTE 9 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of April 30, 2012, 1,000,000 are available for issuance.

During the year ending April 30, 2012, 2011 and 2010, the Company recognized $936,000, $7,634 and $5,088 respectively, of stock-based compensation expense. As of April 30, 2012, all compensation expense related to non-vested market-based share awards has been expensed

There were no employee stock options issued by the Company prior to May 1, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2007:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2007	185,000	$ 2.00	2.00	$ -

Expired	(60,000)	$ 2.00

Outstanding, April 30, 2008	125,000	$ 2.00	1.00	$ -

Granted	1,925,000	$ 0.53
Rescinded	(925,000)	$ 1.05
Exercised	(375,000)	$ 0.20

Outstanding, April 30, 2009	750,000	$ 0.29	4.75	$ -

Expired	(100,000)	$ 0.87

Outstanding, April 30, 2010	650,000	$ 0.20	8.82	$ 130,000.00

Expired	(50,000)	$ 0.20	7.82	$ -

Outstanding, April 30, 2011	600,000	$ 0.20	7.82	$ 130,000.00

No activity	-	-

Outstanding, April 30, 2012	600,000	$ 0.20	6.82	$ -

Exercisable, April 30, 2012	600,000	$ 0.20	6.82	$ -

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

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

In March 2012, the Company issued 7,375,000 shares of common stock for payment of professional fees rendered.

During the year ended April 30, 2012, the Company recognized $73,750 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $287,696 and $396,870 at April 30, 2012 and 2011, respectively (NOTE 7).

At the end of April 30, 2012 and 2011, accounts payable, related parties are $10,802 and $7,213 respectively.

In February 2009 the Company’s brokerage accounts were frozen (NOTE 13).  At that time, the Company’s operational activities were funded by the sale of its liquid portfolio company common stock in the open market.  In

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

In February 2012, the Company received loans in the amount of $8,000. The loans are payable upon demand.

NOTE 12 – CONTINGENCIES

MICCO World, Inc. Lawsuit

In July 2010, the Company filed a lawsuit against MICCO World, Inc. (formerly known as Constellation Group, Inc.) and its officers, Phil Lundquist, Steven Brisker and Tom Ridenour (collectively known as the “Defendants”).  This lawsuit was filed in the Superior Court of Delaware in New Castle County.  This lawsuit was filed in response to various activities by the Defendants that include misleading investors, making disparaging remarks about the Company, misrepresentation of capital structure, and misappropriation of funds. The Company sought judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined. In March 2011, MICCO filed a motion to dismiss.  In June 2011, the courts denied this motion to dismiss. On June 25, 2012, the Company dismissed the suit against the defendants with prejudice.

On May 9, 2009 the law firm of Stradley Ronon filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to entering of a consent of Judgment against it in the amount of $166,129.

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issuance date of these financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.