Form 10-K/A
period 2012-04-30
Universal Capital Management, Inc.
filed 2012-08-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment to the Registrant’s Annual Report on Form 10-K is filed solely for the purpose of adding Exhibit 32.2 which was inadvertently omitted from the original submission filed with the U.S. Securities & Exchange Commission on  August 14, 2012.

* * * * *

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