Form 10-Q
period 2012-07-31
Universal Capital Management, Inc.
filed 2012-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of September 14, 2012 was 36,127,426.

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Exhibits	5

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

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 reflects our operations during the third quarterly period that we are not required to be regulated as a BDC.

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

Results of Operations

Three months ending July 31, 2012 compared to the three months ended July 31, 2011

For the three months ending July 31, 2012 our Company had revenue for services in the amount of $40,627 compared to $21,700 for the three months ending July 31, 2011.

Total operating expenses for the three months ending July 31, 2012 were $39,355 the principal components of which were professional fees of $5,976, payroll of $12,502, $6,709 of insurance expense, $5,193 of interest expense and $8,975 of other general and administrative expense. By comparison, total operating expenses for the three months ending July 31, 2011 were $60,565 the principal components of which were professional fees of $3,927, payroll of $7,928, $19,878 of insurance expense, $9,389 of interest expense and $18,968 of other general and administrative expense.

Our Company realized a gain from operations of $1,272 for the three months ending July 31, 2012, compared to a loss from operations of $38,865 for the three months ending July 31, 2011. Included in the calculation of the Company’s Net Loss were a net tax benefit of $104,000 and net tax provision of $89,000 for the three months ending July 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $9,423 of cash at July 31, 2012. Consequently, payment of operating expenses will have to come from management fees, from sale of inventory, from borrowed funds, sale of investment securities or from the sale of our capital stock. There is no assurance that our Company will be successful in raising such additional funds or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate.

At July 31, 2012, $415,473 or 100% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

After certain trading restrictions are removed, our Company may be forced to dispose of a portion of its current portfolio securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on our overall revenue.

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

Item 3.

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

Item 2.

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

Universal Capital Management, Inc.

September 14, 2012	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

September 14, 2012	By:	/s/ Michael D. Queen
Michael D. Queen
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2012 AND 2011

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

(UNAUDITED)

	July 31, 2012	April 30, 2012
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 9,423	$ 9,435
Accounts receivable, net	-	-
Prepaid expenses	2,913	2,181
Current income tax asset	-	-
Total Current Assets	12,336	11,616

Long Term Assets
Property and equipment, net	-	-
Investments, net	415,473	548,008
Deferred income tax	1,632,000	1,561,000
Long term loans	153,670	153,670
Other long term assets	1,100	1,100
Total Long Term Assets	2,202,243	2,263,778

TOTAL ASSETS	$ 2,214,579	$ 2,275,394

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$ 331,074	$ 327,583
Accounts payable, related parties	10,802	10,802
Notes payable	10,100	10,100
Total Current Liabilities	351,976	348,485

Long Term Liabilities
Accrued expenses	193,097	195,097
Advances from shareholders	7,000	7,000
Note payable, related parties	280,196	287,696
Accrued interest	92,050	92,050
Accrued interest, related parties	102,509	97,316
Deferred Income Tax	-	33,000
Total Long Term Liabilities	674,852	712,159

TOTAL LIABILITIES	1,026,828	1,060,644

CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 50,000,000 shares authorized;
13,287,430 shares issued and outstanding at July 31, 2012 and April 30, 2012	$ 13,287	$ 13,287
Additional paid-in capital	8,076,242	8,076,242
Accumulated Deficiency
Beg. retained earnings	(5,992,907)	24,061
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	-	(6,122,296)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation of investments	(804,199)	(671,871)
End. accumulated deficiency	(6,901,778)	(6,874,778)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	1,187,448	1,214,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$ 2,214,579	$ 2,275,394

Equivalent per share value based on 13,287,426 shares of capital stock
outstanding as of July 31, 2012 and April 30, 2012	$ 0.09	$ 0.09

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)

REVENUES
Management services	40,627	21,700
Accounting services	-	-

TOTAL REVENUES	40,627	21,700

OPERATING EXPENSES
Salaries and wages	12,502	7,928
Professional fees	5,976	3,927
Insurance	6,709	19,878
Interest expense	5,193	9,389
General and administrative	8,975	18,968
Depreciation expense	-	475
TOTAL OPERATING EXPENSES	39,355	60,565

INCOME (LOSS) FROM OPERATIONS	1,272	(38,865)

OTHER INCOME/(LOSS)
Realized Gain (loss) on disposal of investments	-	(185,339)
Unrealized appreciation (depreciation) on investments	(132,535)	124,590

TOTAL OTHER INCOME/(LOSS)	(132,535)	(60,749)

Income (Loss) before income taxes and related interest	(131,263)	(99,614)

Income tax benefit (provision)	104,000	(89,000)
Penalties and interest	-	-
Interest expense	-	-

NET INCOME (LOSS)	$ (27,263)	$ (188,614)

Income/(loss) per common share:
Basic	$ 0.00	$ (0.03)
Diluted	$ 0.00	$ (0.03)

Weighted-average number of common shares
Basic	13,287,426	5,912,426
Diluted	13,287,426	5,912,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$ (27,263)	$ (188,614)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Sale (Purchase) of investment securities	-	53,221
Loss on sale/disposal of investments	-	185,339
Depreciation expense	-	474
Net unrealized (appreciation) depreciation on investments	132,535	(124,590)
Deferred income taxes	(104,000)	105,000
Current income taxes	-	(16,000)
(Increase) decrease in assets:
Prepaid expenses	(468)	4,505
Increase (decrease) in liabilities:
Accounts payable	3,491	(468)
Accrued expenses	(2,000)	(4,910)
Accrued interest, related parties	5,193	8,888

Net cash used in operating activities	7,488	22,845

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of debt	(7,500)	(4,799)
Proceeds from promissory note - related parties	-	(18,000)

Net cash provided by financing activities	(7,500)	(22,799)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12)	46

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	16,566

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 9,423	$ 16,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$ 2,000	$ 2,000

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2012	July 31, 2011

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$ (27,263)	$ (188,614)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	-	-

NET CAPITAL SHARE TRANSACTIONS	(27,263)	(188,614)

TOTAL DECREASE	(27,263)	(188,614)

NET ASSETS, BEGINNING OF YEAR	1,214,751	1,769,636

NET ASSETS, END OF YEAR	$ 1,187,488	$ 1,581,022

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ending July 31, 2012	For the Three Months Ending July 31, 2011

PER SHARE INFORMATION

Net asset value, beginning of period	$ 0.09	$ 0.30

Net income (loss) from operations, net of taxes (1)	-	-
Net realized loss on investments, net of taxes (1)	-	0.01
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	-	(0.04)
Net increase from stock transactions (1)	-	-
	-	(0.03)

Net asset value, end of period	$ 0.09	$ 0.27

Per share market value, end of period	$ 0.18	$ 0.05

Investment return, based on net asset value at end of period	0.00%	-10.00%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$ 1,187,488	$ 1,581,022

Ratio of expenses to average net assets	20.17%	14.46%
Ratio of net income (loss) from operations to average net assets	11.61%	5.18%

Diluted weighted average number of shares outstanding during the period	13,287,430	5,912,426

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company,” “we,” “us,” “our”) was initially formed as a business development company.  The Company had its beginning as a closed-end, non-diversified management investment company that had elected to be treated as a business development company under the Investment Company Act of 1940.  We were a diversified, aggressive investment tool that assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This included assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche was to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we had differing clients in varied industries, our overall portfolio was extremely diversified, which we believed enabled us to offer investors who invest in us a potentially higher return with less risk.  For our management services we received a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders.  The Company referred to companies in which it invested as “portfolio companies.”

On November 1, 2011, our Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a Business Development Company (“BDC”).

We have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company will be managed so it will not be deemed to be an investment company as defined in the 1940 Act. Our company will maintain its registration under the 1934 Act and we will continue to be obligated to file regular reports as required thereunder.

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012 reflects our operations during the third quarterly period that we are not required to be regulated as a BDC.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At July 31, 2012 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

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

Product Sales

We also recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition . Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

We account for income taxes in accordance with FASB ASC 740 — Income Taxes . Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FASB ASC 740 — Income Taxes .

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications were made to the July 31, 2011 financial statements in order to conform to the July 31, 2012 financial statement presentation.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The presentation requirements became effective for us on April 1, 2012. As ASU No. 2011-05 applies to financial statement presentation matters, the adoption of ASU No. 2011-05 will not affect our financial position, results of operations or cash flows and we believe our current presentation of comprehensive income complies with the new presentation requirements.

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

During the three months ending July 31, 2012, we do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

At July 31, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investments	$ 415,473	$ -	$ -	$ 415,473

Total Investments in securities	$ 415,473	$ -	$ -	$ 415,473

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending July 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2012	$ 548,008

Total unrealized gains/(losses) included in change in net assets	(132,535)

Ending Balance, July 31, 2012	$ 415,473

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (132,535)

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at January 31, 2012 was $384,000.  The accrual of unrecognized tax provisions at January 31, 2012 amounted to $356,000.  The Company recognizes interest and penalty related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2012 remain subject to examination by major tax jurisdictions.

The income tax benefit for the three months ending July 31, 2012 and 2011 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax expense differs from the “expected” income tax expense for federal income tax purposes as follows:

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INCOME TAXES (Continued)

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2012	July 31, 2011

Income taxes at U.S. Federal Income Tax rate	$ 90,000	$ (27,000)
State income taxes, net of federal benefit	31,000	(9,000)
Non-deductible share based compensation	-	(53,000)
Realized losses	-	-
Change in valuation allowance	(17,000)	-

	$ 104,000	$ (89,000)

The income tax (provision) benefit consists of the following:

	For the Three	For the Three
	Months Ending	Months Ending
	July 31, 2012	July 31, 2011

Current:
Federal	$ 42,000	$ 14,000
State	12,000	4,000

Total Current	$ 54,000	$ 18,000

Deferred:
Federal	$ 39,000	$ (84,000)
State	11,000	(23,000)

Total Deferred	$ 50,000	$ (107,000)

Total Income Tax Benefit (Provision)	$ 104,000	$ (89,000)

The components of deferred tax (assets) liabilities are as follows:

	July 31, 2012	April 30, 2012

Deferred tax (asset) liability
Deferred charges	$ (66,000)	$ (66,000)
Net operating loss	(87,000)	(87,000)
Unrealized gains	(385,000)	(385,000)
Capital loss carryforward	(1,189,000)	(1,118,000)
Stock-based compensation	(129,000)	(129,000)
Amortization of deferred revenue from warrants	319,000	319,000
Bad debt	(95,000)	(95,000)
Other	-	-

Total deferred tax asset	$ (1,632,000)	$ (1,561,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INCOME TAXES (Continued)

At July 31, 2012, the Company had a capital loss carryforward of approximately $3,691,726 which if not used will expire in 2015.

At July 31, 2012 there is a $193,097 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $300,000.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens, with the understanding that if the Company has a liquidity event, they will be paid in full.

NOTE 5 – LONG TERM LOANS

	July 31, 2012	April 30, 2012
Long Term Loans
MedicaView	$ 49,221	$ 49,221
BF Acquisition Group V, Inc.	48,062	48,062
SIVOO Holdings	3,500	3,500
Incredible 3D, Inc.	94,451	94,451
PR Specialists/Mediavix	112,774	112,774

Totals	308,008	308,008

Allowance for bad debt	(154,338)	(154,338)

Total Long Term Loans	$ 153,670	$ 153,670

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

	For the Three Months Ending July 31, 2012	For the Three Months Ending July 31, 2011

Innovation Industries
Received cash payments for Management Services	$ 40,627	$ 21,700

Total Management Services Revenue	$ 40,627	$ 21,700

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2012	April 30, 2012
Notes payable
Notes payable, D&O Insurance Premium.	$ 2,100	$ 2,100

Notes payable	$ 2,100	$ 2,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand. (NOTE 11)	$ 230,196	$ 237,696

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest payable on
demand. (NOTE 11)	10,802	10,802

Notes Payable, related party	8,000	8,000

Notes payable, related party	$ 298,998	$ 306,497

NOTE 8 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses.  There are no stated interest rate or repayment terms.  As of July 31, 2012 and July 31, 2011 these advances totaled $7,000 and 19,000, respectively.

NOTE 9 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of July 31, 2012, 1,000,000 are available for issuance.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2012:

	Stock Options Outstanding

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2012	600,000	$ 0.20	7.58	$ -

No activity	-	-	-	$ -

Outstanding and Exercisable, July 31, 2012	300,000	$ 0.20	7.58	$ -

NOTE 11 – CAPITAL SHARE TRANSACTIONS

During the three months ended July 31, 2012, the Company recognized $0 of share-based compensation expense, compared to the three months ended July 31, 2011, in which the Company recognized $7,634 of share-based compensation expense,

NOTE 12 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $298,998 and $306,497 at July 31, 2012 and April 30, 2012, respectively (NOTE 7).

In February 2012, the Company received loans in the amount of $8,000. The loans are payable upon demand (NOTE 7)

At July 31, 2012 and April 30, 2012, accounts payable, related parties were $10,802 (NOTE 7).

NOTE 13 – CONTINGENCIES

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

On August 21, 2012 the Company privately issued 2,840,000 shares of its restricted common stock, in exchange for $142,000 in services performed by the Company’s current and former employees and professional service providers.

On August 22, 2012 the Company entered into a Memorandum of Understanding (the “Agreement”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of the deal between the parties to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis (the “Project”).  The Project will be completed by New Bastion Regeneration, a Florida corporation (“NBR”), a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the Project.

Pursuant to the terms of the Agreement: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 5,000,000 newly issued restricted shares of the Company issued upon the execution of the Agreement and $500,000 pursuant to the following schedule: $100,000 within 15 days of execution of the Agreement; and $400,000 within 60 days of execution of the Agreement; (ii) the Company received an option to purchase up to 240,000 additional shares of NBR  currently owned by New Bastion, which will represent a total ownership of approximately 43% of NBR owned by the Company for an additional $4.8M under terms to be mutually negotiated, assuming no additional shares of NBR are issued; and (iii) the Company issued 20,000,000 shares of its restricted common stock to New Bastion for delivery as follows: 5,000,000 shares delivered upon the execution of the Agreement, as described in subparagraph (i) above, and 15,000,000 shares to be held (and voted by the Company) and distributed in accordance with a mutually accepted schedule developed relative to the exercise of the option described in subparagraph (ii)  above. No schedule has been agreed upon as of the date of this Form 10-Q.