Form 10-Q
period 2012-10-31
Universal Capital Management, Inc.
filed 2012-12-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares of the registrant’s Common Stock issued as of December 14, 2012 was 37,927,426. Of this amount, 22,927,426 were outstanding and 15,000,000 were contingently returnable in accordance with specified conditions to be met in the future per an agreement.

Universal Capital Management, Inc. (the “we,” “us ,” “our ,” “it ,” or the “Company”) is filing this report on Form 10-Q for the quarterly period ended October 31, 2012 with the United States Securities and Exchange Commission (“SEC”) without review by the Company’s Independent Registered Public Accounting Firm.  As a result, the unaudited financial statements contained in this quarterly report on Form 10-Q may be subject to future adjustment.  The Company intends to file an amendment to this quarterly report on Form 10-Q upon the Independent Registered Public Accounting Firm’s review of the unaudited financial statements contained in this quarterly report on Form 10-Q.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	4

	PART II - OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits	5

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

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012 reflects our operations during the fourth quarterly period that we are not required to be regulated as a BDC.

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

We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several target companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date.

On August 22, 2012 we entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 5,000,000 newly issued restricted shares of Universal issued upon the execution of the MOU and $500,000 pursuant to the following schedule: $100,000 within 15 days of execution of the memorandum of understanding; and $400,000 within 60 days of execution of the Agreement. We also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership of approximately 43% of NBR owned by Universal for an additional $4.8 million under terms to be mutually negotiated, assuming no additional shares of NBR are issued. Per the MOU, the Company also issued 15,000,000 shares of common stock to New Bastion on the execution date of the MOU.  However, these shares of common stock are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million.  As a result, these shares of common stock are contingently returnable and not considered outstanding as of October 31, 2012.

The 5,000,000 shares specified in the MOU were issued to New Bastion and valued at $0.07 per share (closing bid price of Universal on August 21, 2012) or a total of $350,000.  However, the $100,000 of cash consideration was not paid within the 15 day period specified.

On October 1, 2012, New Bastion provided a revised framework to Universal within the existing MOU.  The revised framework included: $500,000 of cash consideration to be paid pursuant to the following schedule: a) $25,000 on or before October 31, 2012; b) $75,000 on or before December 15, 2012; and c) $400,000 on or before January 15, 2013.  The revised framework provided that the dates for the cash consideration may be adjusted by mutual agreement and that New Bastion, at its sole discretion, may elect to accept additional shares of Universal common stock for all or part of the final $400,000 payment.

As of October 31, 2012, the Company had paid New Bastion $15,000 of the $25,000 scheduled payment and the Company recorded the difference of $485,000 as an accrued liability in the accompanying unaudited financial statements.  In November 2012, the Company paid New Bastion the additional $10,000 specified per the revised framework.

Results of Operations

Three months ending October 31, 2012 compared to the three months ended October 31, 2011

For the three months ending October 31, 2012, the Company had revenue for services in the amount of $2,382 as compared to $45,804 for the three months ending October 31, 2011.

Total operating expenses for the three months ending October 31, 2012 were $359,029, consisting primarily of professional fees of $271,215, $7,176 of insurance expense, $15,710 of interest expense, $56,387 of bad debt expense and $8,541 of other general and administrative expense. By comparison, total operating expenses for the three months ending October 31, 2011 were $49,024, consisting primarily of professional fees of $8,699, payroll of $10,233, $13,180 of insurance expense, $4,804 of interest expense and $11,983 of other general and administrative expense.

The Company had a net loss of $204,614 for the three months ending October 31, 2012, compared to a net loss of $261,917 for the three months ending October 31, 2011. Included in the calculation of the net loss was a net tax benefit of $120,000 and net tax provision of $25,000 for the three months ending October 31, 2012 and 2011, respectively.

Six months ending October 31, 2012 compared to the six months ended October 31, 2011

For the six months ending October 31, 2012 the Company had revenue for services in the amount of $43,010 compared to $67,504 for the six months ending October 31, 2011.

Total operating expenses for the six months ending October 31, 2012 were $398,445, consisting primarily of professional fees of $277,191, payroll of $12,502, insurance expense of $13,885, interest expense of $20,704, bad debt expense of $56,387, and other general and administrative expense of $17,776. By comparison, total operating expenses for the six months ending October 31, 2012 were $109,509, consisting primarily of $12,626 in professional fees, payroll of $18,161, $33,058 of insurance expense, $14,193 of interest expense and $30,871 of other general and administrative expense.

The Company realized a net loss of $231,937 for the six months ending October 31, 2012, compared to a net loss of $450,501 for the six months ending October 31, 2011.  Included in the calculation of the Company’s net loss were a net tax benefit of $224,000 and net tax provision of $114,000 for the six months ending October 31, 2012 and 2011, respectively.  Additionally, the net loss included a loss on disposal of investments of $3,593 and $380,339 for the six months ended October 31, 2012 and 2011 respectively.

Liquidity and Capital Resources

From inception, the Company has relied upon the infusion of capital through capital share transactions for liquidity. The Company had $17,487 of cash at October 31, 2012 as compared to $9,435 at April 30, 2012. Consequently, payment of operating expenses beyond revenue from management fees will have to come from either the disposition of investment securities, borrowed funds, or from the sale of our capital stock. There is no assurance that the Company will be successful in raising such additional funds or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate.

At October 31, 2012, $901,221 or approximately 71% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

The Company may be forced to dispose all or a portion of its current investment securities if cash liquidity it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on our overall revenue.

Critical Accounting Policies

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Unaudited Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation, our principal executive officer and our principal financial officer have determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report Form 10-Q.

Changes in Internal Control Over Financial Reporting.  No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following unregistered securities:

Securities issued for services

Date	Security/Value

October 12, 2012	Common stock – 1,000,000 shares of common stock. The common stock was valued at $0.7 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6.

Exhibits.

The following exhibits are included herein:

10.1

Memorandum of Understanding dated August 22, 2012 (incorporated by reference to the Company’s Form 8-K filed on August 28, 2012).

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

Universal Capital Management, Inc.

December 14, 2012	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

December 14, 2012	By:	/s/ Michael D. Queen
Michael D. Queen
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2012 AND 2011

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

(UNAUDITED)

	October 31, 2012	April 30, 2012

ASSETS
Current Assets
Cash and cash equivalents	$17,487	$9,435
Prepaid expenses	1,004	2,181
Total Current Assets	18,491	11,616

Long Term Assets
Investments, net	1,274,820	548,008
Deferred income tax	1,752,000	1,528,000
Notes receivable, net	97,283	153,670
Other long term assets	1,100	1,100
Total Long Term Assets	3,125,203	2,230,778

TOTAL ASSETS	$3,143,694	$2,242,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$336,261	$327,583
Accounts payable, related parties	10,000	10,802
Notes payable	25,100	10,100
Accrued liability – joint venture	485,000	-
Total Current Liabilities	856,361	348,485

Long Term Liabilities
Accrued expenses	203,171	195,097
Note payable, related parties	282,903	294,696
Accrued interest	92,050	92,050
Accrued interest, related parties	107,596	97,316
Total Long Term Liabilities	685,720	679,159

TOTAL LIABILITIES	1,542,081	1,027,644

CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized;22,127,426 and 13,287,430 shares issued and outstanding at October 31, 2012 and April 30, 2012	$22,127	$13,287
Additional paid-in capital	8,686,202	8,076,242

Beg. Retained Earnings	(6,874,779)	(4,431,332)
Net Income (Loss)	(231,937)	(2,443,447)
End. Retained Earnings	(7,106,716)	(6,874,779)

TOTAL STOCKHOLDERS’ EQUITY	1,601,613	1,214,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,143,694	$2,242,394

Equivalent per share value based on 22,127,426 and 13,287,430 shares of capital stock outstanding as of October 31, 2012 and April 30, 2012	$0.07	$0.09

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011

REVENUES
Management services	2,382	45,804	43,010	67,504
Accounting services	-	-	-	-

TOTAL REVENUES	2,382	45,804	43,010	67,504

OPERATING EXPENSES
Salaries and wages	-	10,233	12,502	18,161
Professional fees	271,215	8,699	277,191	12,626
Insurance	7,176	13,180	13,885	33,058
Interest expense	15,710	4,804	20,704	14,193
General and administrative	8,541	11,983	17,776	30,871
Bad Debt Expense	56,387	-	56,387
Depreciation expense	-	125	-	600
TOTAL OPERATING EXPENSES	359,029	49,024	398,445	109,509

LOSS FROM OPERATIONS	(356,647)	(3,220)	(355,435)	(42,005)

OTHER INCOME/(LOSS)
Refunds	-	-	-	-
Realized loss on disposal of investments	(3,593)	(195,000)	(3,593)	(380,339)
Unrealized appreciation (depreciation) on investments	27,824	(88,095)	(104,711)	36,495
Other Income	7,802	49,348	7,802	49,348
TOTAL OTHER INCOME/(LOSS)	32,033	(233,747)	(100,502)	(294,496)

Loss before income taxes and related interest	(324,614)	(236,967)	(455,937)	(336,501)

Income tax benefit (provision)	120,000	(25,000)	224,000	(114,000)
Penalties and interest	-	-	-	-
Interest expense	-	-	-	-

NET LOSS	$(204,614)	$(261,967)	$(231,937)	$(450,501)

Loss per common share:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted-average number of common shares
Basic	15,012,781	5,912,426	15,012,781	5,912,426
Diluted	15,012,781	5,912,426	15,012,781	5,912,426

See accompanying  notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2012	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(231,937)	$(450,501)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Sale (Purchase) of investment securities	(342,930)	77,336
Loss on sale of investments	(3,593)	380,339
Acquisition of warrants for sale of stock	-	-
Investment securities received in exchange for management services	-	-
Depreciation expense	-	599
Stock based compensation expense	-	-
Net unrealized (appreciation) depreciation on investments	104,711	(36,537)
Deferred income taxes	(224,000)	119,000
Current income taxes	-	(5,000)
(Increase) decrease in assets:
Accounts receivable	56,387	(49,296)
Notes receivable affiliates	-	-
Receivable – non affiliates	-	-
Prepaid Expenses	1,177	4,749
Increase (decrease) in liabilities:
Accounts payable	7,876	(272)
Accrued expenses	8,074	(7,910)
Accrued interest, related parties	10,280	14,109

Net cash provided by (used in) operating activities	(613,955)	46,616

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of debt	15,000	(4,799)
Issuance of Common Stock	618,800
Proceeds from issuance of promissory note - related parties	-	-
Proceeds from promissory note - related parties	(11,793)	(43,000)

Net cash provided by (used in) financing activities	622,007	(47,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,052	(1,183)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	16,566

CASH AND CASH EQUIVALENTS - END OF YEAR	$17,487	$15,383

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes	$2,000	$5,000
Accrued liability for joint venture obligations	$485,000	$-

See accompanying  notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2012	October 31, 2011

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(231,937)	$(450,501)

CAPITAL SHARE TRANSACTIONS
Issuance of Common Stock	618,800	-

NET CAPITAL SHARE TRANSACTIONS	-	-

TOTAL DECREASE	386,863	(450,501)

NET ASSETS, BEGINNING OF YEAR	1,214,750	1,769,594

NET ASSETS, END OF YEAR	$1,601,613	$1,319,093

See accompanying  notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	For the Six Months Ending October 31, 2012	For the Six Months Ending October 31, 2011

PER SHARE INFORMATION

Net asset value, beginning of period	$0.09	$0.30

Net income (loss) from operations, net of taxes (1)	(0.01)	-
Net realized loss on investments, net of taxes (1)	-	(0.04)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	-	0.01
Net increase from stock transactions (1)	(0.01)	-
	(0.02)	(0.03)

Net asset value, end of period	$0.07	$0.27

Per share market value, end of period	$0.27	$0.09

Investment return, based on net asset value at end of period	-3.57%	-10.00%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$1,601,603	$1,319,093

Ratio of expenses to average net assets	56.59%	14.18%
Ratio of net income (loss) from operations to average net assets	6.11%	15.13%

Diluted weighted average number of shares outstanding during the period	15,012,781	5,912,426

————————————

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Universal Capital Management, Inc. (the “Company,” “we,” “it”, “us,” “our”) was initially formed as a business development company (“BDC”).  The Company had its beginning as a closed-end, non-diversified management investment company that had elected to be treated as a business development company under the Investment Company Act of 1940.  We were a diversified, aggressive investment tool that assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This included assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche was to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we had differing clients in varied industries, our overall portfolio was extremely diversified, which we believed enabled us to offer investors who invest in us a potentially higher return with less risk.  For our management services we received a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders.  The Company referred to companies in which it invested as “portfolio companies.”

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

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly report on Form 10-Q for the quarterly period ended October 31, 2012 reflects our operations during the fourth quarterly period that we are not required to be regulated as a BDC.

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

We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several target companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At October 31, 2012 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

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

(UNAUDITED)

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

(UNAUDITED)

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

Stock-Based Compensation

The Company uses ASC 718, Compensation – Share Based Compensation to recognize compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions.

Net Income (loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10, Earnings Per Share. ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include any potentially dilutive securities at October 31, 2012, and 2011, respectively.

The Company had issued 15,000,000 shares of common stock as of October 31, 2012 in accordance with a Memorandum of Understanding with a third party – see Note 3 – Investments.  These shares are considered to be contingently returnable (that is, subject to recall) because of certain future conditions that must be met by the Company.  As of October 31, 2012, these shares have been excluded from the weighted average shares outstanding.

Reclassifications

Certain reclassifications were made to the October 31, 2011 financial statements in order to conform to the October 31, 2012 financial statement presentation.

Recently Issued Pronouncements

The Company follows ASC 805, Business Combinations.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

(UNAUDITED)

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

During the six months ending October 31, 2012, we do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

Level 1 --

Observable inputs such as quoted prices in active markets;

Level 2 --

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

At October 31, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	October 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Investments	$1,274,820	$373,599	$-	$901,221

Total Investments in securities	$1,274,820	$373,599	$-	$901,221

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending October 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, July 31, 2012	$415,473

Transfers into Level 3	$548,600

Total unrealized gains/(losses) included in change in net assets	$(62,852)

Ending Balance, October 31, 2012	$901,221

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(62,852)

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending October 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2012	$548,008

Transfers into Level 3	$548,600

Total unrealized gain/(losses)included in change in net assets	(195,387)

Ending Balance, October 31, 2012	$901,221

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(195,387)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On August 22, 2012 we entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 5,000,000 newly issued restricted shares of Universal issued upon the execution of the MOU and $500,000 pursuant to the following schedule: $100,000 within 15 days of execution of the memorandum of understanding; and $400,000 within 60 days of execution of the Agreement. We also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership of approximately 43% of NBR owned by Universal for an additional $4.8 million under terms to be mutually negotiated, assuming no additional shares of NBR are issued. Per the MOU, the Company also issued 15,000,000 shares of common stock to New Bastion on the execution date of the MOU.  However, these shares of common stock are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million.  As a result, these shares of common stock are contingently returnable and not considered outstanding as of October 31, 2012.

The 5,000,000 shares specified in the MOU were issued to New Bastion and valued at $0.07 per share (closing bid price of Universal on August 21, 2012) or a total of $350,000.  However, the $100,000 of cash consideration was not paid within the 15 day period specified.

On October 1, 2012, New Bastion provided a revised framework to Universal within the existing MOU.  The revised framework included: $500,000 of cash consideration to be paid pursuant to the following schedule: a) $25,000 on or before October 31, 2012; b) $75,000 on or before December 15, 2012; and c) $400,000 on or before January 15, 2013.  The revised framework provided that the dates for the cash consideration may be adjusted by mutual agreement and that New Bastion, at its sole discretion, may elect to accept additional shares of Universal common stock for all or part of the final $400,000 payment.

As of October 31, 2012, the Company had paid New Bastion $15,000 of the $25,000 scheduled payment and the Company recorded the difference of $485,000 as an accrued liability in the accompanying unaudited financial statements.  In November 2012, the Company paid New Bastion the additional $10,000 specified per the revised framework.

NOTE 4 – INCOME TAXES

As an investment company organized as a corporation, the Company is taxable as a corporation.  As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at October 31, 2012 was $203,171.  The accrual of unrecognized tax provisions at October 31, 2012 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2011 remain subject to examination by major tax jurisdictions.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The income tax benefit for the six months ending October 31, 2012 and 2011 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax expense differs from the “expected” income tax expense for federal income tax purposes as follows:

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2012	October 31, 2011

Income taxes at U.S. Federal Income Tax rate	$191,000	$(8,000)
State income taxes, net of federal benefit	(29,400	(3,000)
Non-deductible share based compensation	-	-
Realized losses	3,600	(103,000)
Change in valuation allowance	-	-

	$224,000	$(114,000)

The income tax (provision) benefit consists of the following:

	For the Six	For the Six
	Months Ending	Months Ending
	October 31, 2012	October 31, 2011

Current:
Federal	$226,000	$6,000
State	64,000	(1,000)

Total Current	$290,000	$5,000

Deferred:
Federal	$(52,000)	$(93,000)
State	(14,000)	(26,000)

Total Deferred	$(66,000)	$(119,000)

Total Income Tax Benefit (Provision)	$224,000	$(114,000)

The components of deferred tax (assets) liabilities are as follows:

	October 31, 2012	April 30, 2012

Deferred tax (asset) liability
Deferred charges	$(229,000)	$(66,000)
Net operating loss	(115,000)	(87,000)
Unrealized gains	(385,000)	(385,000)
Capital loss carryforward	(1,118,000)	(1,118,000)
Stock-based compensation	(129,000)	(129,000)
Amortization of deferred revenue from warrants	319,000	319,000
Bad debt	(95,000)	(95,000)

Total deferred tax asset	$(1,752,000)	$(1,561,000)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

At October 31, 2012, the Company had a capital loss carryforward of approximately $3,691,726 which if not used will expire in 2015.

At October 31, 2012 there is a $203,171 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $295,221.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens, with the understanding that if the Company has a liquidity event, they will be paid in full.

NOTE 5 – NOTES RECEIVABLE

	October 31, 2012	April 30, 2012

Notes Receivable
MedicaView	$49,221	$49,221
BF Acquisition Group V, Inc.	48,062	48,062
PR Specialists/Mediavix	-	56,387

Total Notes Receivable	$97,283	$153,670

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

	For the Six Months Ending October 31, 2012	For the Six Months Ending October 31, 2011

Innovation Industries
Received cash payments for Management Services	$43,010	$67,504

Total Management Services Revenue	$40,010	$67,504

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2012	April 30, 2012
Notes payable
Notes payable, D&O Insurance Premium.	$2,100	$2,100

Notes Payable, related party – No interests accrued	$8,000	$8,000

Notes Payable. Interest accrued at 3% per month beginning on October 17, 2012. Principal and Interest payable in November 2012 (NOTE 10)	$10,000	$-

Notes Payable. Interest accrued at 2.5% per month beginning on October 1, 2012. Principal and Interest payable in December 2012 (NOTE 10)	$5,000	$-

Accrued Liability – Joint Venture – per MOU dated August 2012 and amended in October 2012	$485,000	$-

Total Notes payable	$510,000	$10,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 10)	$232,903	$237,696

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 10)	$50,000	$50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest payable on demand. (NOTE 10)	$10,000	$10,802

Total Notes payable, related party	$292,903	$298,498

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan.  As of October 31, 2012, 1,000,000 are available for issuance.

The following tables summarize all stock option activity of the Company since April 30, 2012:

	Stock Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2012	600,000	$0.20	6.33	$-

No activity	-	-	-	$-

Outstanding and Exercisable, October 31, 2012	600,000	$0.20	6.33	$-

NOTE 9 – CAPITAL SHARE TRANSACTIONS

During the six months ended October 31, 2012, the Company recognized  no share-based compensation expense as compared to the six months ended October 31, 2011, in which the Company recognized $7,634 of share-based compensation expense.

On August 21, 2012, the Company privately issued 2,840,000 shares of its restricted common stock, in exchange for $142,000 in services performed by the Company’s current and former employees and professional service providers. Three purchasers were accredited investors, six purchasers were non-accredited investors. The Company relied on Section 4(2) of the Securities Act of 1933 as amended, since the transaction did not involve any public offering.  No underwriters were utilized and no commissions or fees were paid with respect to the transaction.

On October 12, 2012, the Company privately issued 1,000,000 shares of its restricted common stock, in exchange for $70,000 in services performed by a consultant for the Company. The purchaser was an  accredited investor.  The registrant relied on Section 4(2) of the Securities Act of 1933 as amended, since the transaction did not involve any public offering.  No underwriters were utilized and no commissions or fees were paid with respect to the transaction.

NOTE 10 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $292,903 and $298,498 at October 31, 2012 and April 30, 2012, respectively (NOTE 7).

Notes payable were $510,000 and $10,100 at October 31, 2012 and April 30, 2012, respectively (NOTE 7).

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – CONTINGENCIES

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

On May 9, 2009 the law firm of Stradley Ronon filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to accept a consent of judgment against it in the amount of $166,129.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to October 31, 2012 and through the issue date of the unaudited financial statements, the Company received $80,000 of cash proceeds from the sale of 800,000 shares of common stock at $0.10 per share.  These shares were sold through a Regulation S offering.

Management evaluated all activity of the Company through the issue date of the unaudited financial statements and concluded that no additional subsequent events other than above have occurred that would require recognition in the unaudited financial statements.