Form 10-Q
period 2013-01-31
Universal Capital Management, Inc.
filed 2013-03-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2013 was 26,452,156. Of this amount, 13,287,426 were issued and outstanding and 13,164,730 were subscribed but not issued.  Additionally, the Company had issued 15,000,000 shares that were contingently returnable in accordance with specified conditions to be met in the future per an agreement.  As a result, these 15,000,000 shares are not considered outstanding.

Universal Capital Management, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013 with the Securities and Exchange Commission without review by the Company’s principal auditors.  As a result, the financial statements contained in this Quarterly Report may be subject to future adjustment.  The Company intends to file an amendment to this Quarterly Report upon the Company’s principal auditor’s review of the Company’s financial statements and this Quarterly Report.

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

The Company’s business strategy is to identify, provide advice and market consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this Form 10-Q, we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

On August 22, 2012 we entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 5,000,000 newly issued restricted shares of Universal issued upon the execution of the MOU and $500,000 pursuant to the following schedule: $100,000 within 15 days of execution of the memorandum of understanding; and $400,000 within 60 days of execution of the Agreement. We also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership of approximately 43% of NBR owned by Universal for an additional $4.8 million under terms to be mutually negotiated, assuming no additional shares of NBR are issued. Per the MOU, the Company also issued 15,000,000 shares of common stock to New Bastion on the execution date of the MOU.  However, these shares of common stock are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million.  As a result, these shares of common stock are contingently returnable and not considered outstanding as of January 31, 2013.

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

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000 the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion.  The Company recorded the balance of the unpaid third scheduled payment in the amount of $390,000 as an accrued liability – joint venture in the accompanying unaudited financial statements.  Subsequently, in February 2013, the Company paid New Bastion $143,500, net of $3,500 of expenses paid, of the accrued liability – joint venture and as of the date of these unaudited financial statements, $250,000 remains outstanding and due to New Bastion.

Results of Operations

Three months ending January 31, 2013 compared to the three months ended January 31, 2012

For the three months ending January 31, 2013 and 2012, the Company had no revenue for services.

Total operating expenses for the three months ending January 31, 2013 were $145,173, of which the principal components were professional fees of $10,723, $8,733 of insurance expense, $11,057 of interest expense, $25,073 of salaries & wages expense and $89,588 of other general and administrative expense. By comparison, total operating expenses for the three months ending January 31, 2012 were $56,032, of which the principal components were professional fees of $8,337, salaries & wages of $14,046, $18,175 of insurance expense, $6,289 of interest expense and $9,105 of other general and administrative expense.

The Company realized a loss from operations of $145,173 and a net loss of $283,815 for the three months ending January 31, 2013, compared to a loss from operations of $56,032 and a net income of $294,186 for the three months ending January 31, 2012. Included in the calculation of the Company’s Net Income (Loss) were net tax provisions of $85,000 and $242,000 for the three months ending January 31, 2013 and 2012, respectively.

Nine months ending January 31, 2013 compared to the nine months ended January 31, 2012

For the nine months ending January 31, 2013, the Company had revenue for services in the amount of $43,010 compared to $56,677 for the nine months ending January 31, 2012.

Total operating expenses for the nine months ending January 31, 2013 were $543,616, of which the principal components were professional fees of $287,914, salaries and wages expense of $37,598, insurance expense of $22,618, interest expense of $31,760, bad debt expense of $56,387, and other general and administrative expense of $107,339. By comparison, total operating expenses for the nine months ending January 31, 2012 were $165,543, of which the principal components were professional fees of $20,963, salaries and wages expense of $32,207, insurance expense of $51,233, interest expense of $20,482 and other general and administrative expense of $39,977.

The Company realized a loss from operations of $500,606 and a net loss of $515,750 for the nine months ending January 31, 2013, compared to a loss from operations of $108,866 and a net loss of $156,315 for the nine months ending January 31, 2012.  Included in the calculation of the Company’s Net Loss were net tax provisions of $139,000 and $356,000 for the nine months ending January 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

From inception, the Company has relied upon the infusion of funds through capital share transactions for liquidity. The Company had $197,475 of cash at January 31, 2013, of which $143,500 was utilized to reduce the Company’s debt with New Bastion in February, 2013. Consequently, payment of operating expenses will have to come from management fees, from sale of inventory, from borrowed funds, sale of investment securities or from the sale of our capital stock. There is no assurance that our Company will be successful in raising such additional funds or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate.

At January 31, 2013, $881,279 or 74% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

The Company may be forced to dispose of a portion of its current investment securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times, which may have a material adverse effect on our overall revenue.

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

Universal Capital Management, Inc.

March 14, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, CEO
Principal Executive Officer

March 14, 2013	By:	/s/ Michael D. Queen
Michael D. Queen
Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2013 AND 2012

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

CONTENTS

PAGE

BALANCE SHEET	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF CASH FLOWS	F-3

NOTES TO FINANCIAL STATEMENTS	F-4 – F-13

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

(UNAUDITED)

	January 31, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$ 197,475	$ 9,435
Prepaid expenses	850	2,181
Total Current Assets	198,325	11,616

Long Term Assets
Investments, net	1,184,433	548,008
Deferred income tax	1,667,000	1,528,000
Notes receivable, net	97,341	153,670
Other long term assets	1,100	1,100
Total Long Term Assets	2,949,874	2,230,778

TOTAL ASSETS	$ 3,148,199	$ 2,242,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 324,489	$ 327,583
Notes payable, related parties	18,000	18,802
Notes payable	2,100	2,100
Accrued payable – joint venture	390,000	-
Total Current Liabilities	734,589	348,485

Long Term Liabilities
Accrued expenses	205,537	195,097
Note payable, related parties	250,403	294,696
Accrued interest	92,050	92,050
Accrued interest, related parties	112,283	97,316
Total Long Term Liabilities	660,273	679,159

TOTAL LIABILITIES	1,394,862	1,027,644

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 50,000,000 shares authorized;
13,287,426 and 13,287,426 shares issued and outstanding at
January 31, 2013 and April 30, 2012, respectively	$ 13,287	$ 13,287
Common stock – subscribed; 13,164,730 and -0- at January 31, 2013
and April 30, 2012, respectively	13,165	-
Additional paid-in capital	9,117,150	8,076,242
Accumulated Deficiency	(6,874,515)	(4,431,332)
Net Loss	(515,750)	(2,443,447)

TOTAL STOCKHOLDERS’ EQUITY	1,753,337	1,214,750

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,148,199	$ 2,242,394

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012

REVENUES
Management services	$ -	$ -	$ 43,010	$ 56,677

TOTAL REVENUES	-	-	43,010	56,677

OPERATING EXPENSES
Salaries and wages	25,073	14,046	37,598	32,207
Professional fees	10,723	8,337	287,914	20,963
Insurance	8,733	18,175	22,618	51,233
Interest expense	11,057	6,289	31,760	20,482
General and administrative	89,588	9,105	107,339	39,977
Bad Debt Expense	-	-	56,387	-
Depreciation	-	82	-	682
TOTAL OPERATING EXPENSES	145,173	56,032	543,616	165,543

LOSS FROM OPERATIONS	(145,173)	(56,032)	(500,606)	(108,866)

OTHER INCOME/(LOSS)
Refunds	-	(10,827)	-	-
Realized loss on disposal of investments	(12,005)	(65,130)	(15,598)	(445,469)
Unrealized appreciation (depreciation) on investments	(41,637)	662,627	(146,348)	699,088
Other Income	-	5,548	7,802	54,932
TOTAL OTHER INCOME/(LOSS)	(53,642)	592,218	(154,144)	308,551

Income (Loss) before income taxes	(198,815)	536,186	(654,750)	199,685

Income tax benefit (provision)	(85,000)	(242,000)	(139,000)	(356,000)

NET INCOME (LOSS)	$ (283,815)	$ 294,186	$ (515,750)	$ (156,315)

Income/(loss) per common share:
Basic	$ (0.02)	$ 0.05	$ (0.03)	$ (0.03)
Diluted	$ (0.02)	$ 0.05	$ (0.03)	$ (0.03)

Weighted-average number of common shares
Basic	17,576,244	5,912,426	17,576,244	5,912,426
Diluted	17,576,244	5,912,426	17,576,244	5,912,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	January 31, 2013	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (515,750)	$ (156,315)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Stock issued for services	216,800	-
Sale (purchase) of investment securities	(408,371)	99,477
Loss on sale of investments	15,598	445,469
Depreciation	-	681
Net unrealized (appreciation) depreciation on investments	146,348	(699,293)
Deferred income taxes	(139,000)	382,000
Current income taxes	-	(26,000)
(Increase) decrease in assets:
Notes receivable affiliates	-	(2,461)
Receivable – non affiliates	55,791	-
Prepaid Expenses	1,331	26,611
Increase (decrease) in liabilities:
Accounts payable	(3,094)	11,303
Accrued expenses	10,440	(10,910)
Accrued interest, related parties	14,967	20,398

Net cash provided by (used in) operating activities	(604,940)	90,959

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	-	(22,110)
Issuance of common stock	837,273	-
Repayment of notes payable - related parties	(44,293)	(83,302)

Net cash provided by (used in) financing activities	792,980	(105,412)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188,040	(14,453)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	16,566

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 197,475	$ 2,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

CASH PAID FOR INCOME TAXES	$ 3,000	$ 8,000

ACCRUED PAYABLE – JOINT VENTURE	$ 390,000	$ -

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

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a Business Development Company (“BDC”).

We have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company will be managed so it will not be deemed to be an investment company as defined in the 1940 Act. Our company will maintain its registration under the 1934 Act and we will continue to be obligated to file regular reports as required thereunder.

Since we made our election to file Form N-54C notification of withdrawal of election to be regulated as a BDC on November 1, 2011, this Quarterly report on Form 10-Q for the quarterly period ended January 31, 2013 reflects our operations during the fifth quarterly period that we are not required to be regulated as a BDC.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At January 31, 2013 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage of $250,000.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassifications

Certain reclassifications were made to the January 31, 2012 financial statements in order to conform to the January 31, 2013 financial statement presentation.

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

During the nine months ending January 31, 2013, we did not manufacture any of our products. As of the date of this filing, we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

This amendment is effective for interim reporting periods beginning after December 15, 2009.  The Company adopted this amendment on February 1, 2010 and it did not have a material effect on its financial statements.

At January 31, 2013, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2013	(Level 1)	(Level 2)	(Level 3)

Investments	$ 1,184,433	$ 303,154	$ -	$ 881,279

Total Investments in securities	$ 1,184,433	$ 303,154	$ -	$ 881,279

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending January 31, 2013:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, October 31, 2012	$ 901,221

Transfers into Level 3	$ -

Total unrealized gains/(losses) included in change in net assets	$ (19,942)

Ending Balance, January 31, 2013	$ 881,279

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (19,942)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending January 31, 2013:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2012	$ 548,008

Transfers into Level 3	$ 548,600

Total unrealized gain/(losses)included in change in net assets	(212,329)

Ending Balance, January 31, 2013	$ 881,279

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses
relating to assets still held at the reporting date.	$ (212,329)

NOTE 4 – INCOME TAXES

As discussed in Note 1, the Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at January 31, 2012 was $205,537.  The accrual of unrecognized tax provisions at January 31, 2013 amounted to $92,050.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2011 remain subject to examination by major tax jurisdictions.

The income tax benefit for the nine months ending January 31, 2013 and 2012 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%.

At January 31, 2013, the Company had a capital loss carry forward of approximately $3,691,726 which if not used will expire in 2015.

At January 31, 2013 there is a $205,537 accrual included in accrued expenses for estimated penalties and interest associated with the outstanding taxes payable for the year ended April 30, 2007.

Currently, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $297,587.  The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens, with the understanding that if the Company has a liquidity event, they will be paid in full.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES RECEIVABLE

The following represents Notes Receivable classified as a long term asset:

Notes Receivable, net	January 31, 2013	April 30, 2012
MedicaView	$ 49,221	$ 49,221
BF Acquisition Group V, Inc.	48,062	48,062
Innovation Industries, Inc.	58	-
PR Specialists/Mediavix	-	56,387

Total Long Term Loans	$ 97,341	$ 153,670

NOTE 6 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2013	April 30, 2012
Current Liabilities:
D&O Insurance Premium – no interest	$ 2,100	$ 2,100

NOTE 7 – STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 50,000,000 shares of common stock at $0.001 par value per share.  As of January 31, 2013, 13,287,426 shares were issued and outstanding.  Additionally, there were 13,164,730 shares of common stock subscribed and to be issued as of January 31, 2013.  In total, there were 26,452,156 shares of common stock issued, outstanding and to be issued as of January 31, 2013.  Additionally, the Company had 15,000,000 shares of common stock issued but contingently returnable in accordance with specified conditions to be met in the future per the revised MOU with New Bastion Development, as discussed below.  As a result of the shares being contingently returnable, the Company has determined that these shares are not considered outstanding as of January 31, 2013.  See further discussion below.

Common Stock

During the nine months ended January 31, 2013, there were no issuances of common stock.

Common Stock Subscribed

On August 21, 2012, the Company privately issued 2,840,000 shares of its restricted common stock, in exchange for $142,000 in services performed by the Company’s current and former employees and professional service providers. Three purchasers were accredited investors, six purchasers were non-accredited investors. The Company relied on Section 4(2) of the Securities Act of 1933 as amended, since the transaction did not involve any public offering.  No underwriters were utilized and no commissions or fees were paid with respect to the transaction.  As of January 31, 2013, the shares of common stock had not been issued by the transfer agent and are recorded as Common Stock-Subscribed in the accompanying unaudited financial statements.

On October 12, 2012, the Company privately issued 1,000,000 shares of its restricted common stock, in exchange for $70,000 in services performed by a consultant for the Company. The purchaser was an  accredited investor.  The registrant relied on Section 4(2) of the Securities Act of 1933 as amended, since the transaction did not involve any public offering.  No underwriters were utilized and no commissions or fees were paid with respect to the transaction.  As of January 31, 2013, the shares of common stock had not been issued by the transfer agent and are recorded as Common Stock-Subscribed in the accompanying unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On August 22, 2012, the Company entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 5,000,000 newly issued restricted shares of Universal issued upon the execution of the MOU and $500,000 pursuant to the following schedule: $100,000 within 15 days of execution of the memorandum of understanding; and $400,000 within 60 days of execution of the Agreement.

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership of approximately 43% of NBR owned by the Company for an additional $4.8 million under terms to be mutually negotiated, assuming no additional shares of NBR are issued. Per the MOU, the Company also issued 15,000,000 shares of common stock to New Bastion on the execution date of the MOU.  However, these shares of common stock are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million.  As a result, the 15,000,000 shares of common stock are contingently returnable and not considered outstanding as of January 31, 2013.

The 5,000,000 shares specified in the MOU were valued at $0.07 per share (closing bid price of Universal on August 21, 2012) or a total of $350,000. As of January 31, 2013, the 5,000,000 shares of common stock had not been issued by the transfer agent and are recorded as Common Stock-Subscribed in the accompanying unaudited financial statements. Additionally, the $100,000 of cash consideration was not paid within the 15 day period specified.

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

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000 the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion.  The Company recorded the balance of the unpaid third scheduled payment in the amount of $390,000 as an accrued payable – joint venture in the accompanying unaudited financial statements.  See Note 9 – Subsequent Events.

On November 1, 2012, the Company issued 20,000 shares of common stock to a consultant for services provided.  The shares of common stock were valued at $4,800 or $0.24 per share, the closing trading price of the Stock on November 1, 2012.  As of January 31, 2013, the 20,000 shares of common stock had not been issued by the transfer agent and are recorded as Common Stock-Subscribed in the accompanying unaudited financial statements.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit.  The total proposed proceeds from the private offering to the Company are $750,000.  From November 19, 2012 through January 28, 2013, the Company received subscriptions of 4,304,730 shares of common stock for $430,473 of gross proceeds.  The securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.  As of January 31, 2013, the common stock sold had not been issued to the investors and these subscriptions were not refundable.  Thus, these amounts were reflected as Common Stock – Subscribed in the accompanying unaudited financial statements   See Note 11 - Subsequent Events.

In total, during the nine months ended January 31, 2013, the Company recorded 13,164,730 shares of Common Stock – Subscribed in the accompanying unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

On May 8, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of common stock for such persons pursuant to that plan.  As of January 31, 2013, 1,000,000 stock options were approved for issuance and 600,000 stock options were outstanding and exercisable.

The following tables summarize stock option activity of the Company:

	Stock Options Outstanding
		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2012	600,000	$ 0.20	6.08	$ -

Nine Months Ended Jan. 31, 2013	-	-	-	$ -

Outstanding and Exercisable, Jan. 31, 2013	600,000	$ 0.20	6.08	$ -

During the nine months ended January 31, 2013, the Company recognized no share-based compensation expense, compared to the nine months ended January 31, 2012, in which the Company recognized $7,634 of share-based compensation expense,

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $250,403 and $294,696 at January 31, 2013 and April 30, 2012, respectively as detailed per the table below:

	January 31, 2013	April 30, 2012
Current Liabilities:
Interest accrued at 3% per month beginning October 17, 2012.
Principal and Interest payable in November 2012	$ 10,000	$ -

No interest accrued. Principal due on demand	$ 8,000	$ 8,000

Interest accrued at 5% per annum. Principal and Interest
due on demand.	$ -	$ 10,802

Total Notes payable – related parties	$ 18,000	$ 18,802

Long Term Liabilities:
Interest accrued at 8% beginning November 1, 2008.
Principal and Interest payable on demand.	$ 200,403	$ 237,696

Interest accrued at 8% beginning October 19, 2009
Principal and Interest payable on demand.	$ 50,000	$ 50,000

Interest accrued at 5% per annum.
Principal and Interest payable on demand.	$ -	$ 10,802

Advances from Shareholders	$ -	$ 7,000

Total Notes payable, related party	$ 250,403	$ 294,696

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended January 31, 2013, the Company recorded $14,967 of interest expense related to the related party notes payable detailed above.  At January 31, 2013, the Company has accrued a total of $112,283 of accrued interest for the related party notes payable.

During the nine months ended January 31, 2013, the Company repaid $44,293 of principal related to the related party notes payable detailed above.

NOTE 10 – COMMITMENTS ABD CONTINGENCIES

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

On May 9, 2009 the law firm of Stradley Ronon filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to January 31, 2013 and through the issue date of these unaudited financial statements, the Company received $20,000of cash proceeds from the sale 200,000shares of common stock.  The common stock sold was through a $750,000 private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. See Note 7 – Stockholders’ Equity.

In February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, per the August 22, 2012 MOU against the $390,000 accrued payable – joint venture balance as of January 31, 2013. As a result of the payment, the accrued liability – joint venture balance as of the date of these unaudited financial statements is $250,000.

Management evaluated all activity of the Company through the issue date of the financial statements and concluded that no additional subsequent events have occurred that would require recognition in the financial statements.