Form 10-K/A
period 2011-04-30
Universal Capital Management, Inc.
filed 2013-05-24
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒.

Cover Page (continued)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $281,428.  Such aggregate market value was computed by reference to the closing price of $0.08 per share for the registrant’s common stock on the OTC Pink Sheets on that date.  For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s Common Stock issued as of May 24, 2013 was 43,187,426. Of this amount, 28,187,426 were outstanding and 15,000,000 were contingently returnable in accordance with specified conditions to be met in the future per a joint venture agreement.

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed an Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on August 15, 2011.  The Financial Statements contained in the Original Report were not audited by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report.  We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amended Report”) to include Financial Statements audited by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not audited by the Company’s independent registered public accounting firm is deleted.  As a result of the audit, there were several adjustments to the Company’s April 30, 2011 Financial Statements included in the Original Report including the following principal items:

a)

$1,674,000 income tax provision as the result of a valuation allowance against deferred tax assets.

b)

$188,000 income tax provision as the result of a valuation allowance against current tax assets

c)

$309,008 bad debt expense related to affiliate investments.

d)

$338,325 loss on impairment of portfolio stock.

e)

$78,000 for net unrealized depreciation on investments.

f)

$20,613 gain on settlement of investments

g)

$16,637 realized gain on investments

h)

$18,293 increase in various other expenses

The resulting effect of the restatement in 2011 is: (1) a reduction of total assets of $2,460,454 from $3,072,008 to $611,554, (2) an increase in total liabilities of $145,173 from $1,302,372 to $1,447,545 (3) a decrease in net assets of $2,605,627 from a net asset amount of $1,769,636 to a net liability amount of ($835,991), (4) an increase in the net decrease of net assets resulting from operations of $2,568,376 from ($2,384,564) to ($4,952,940),  and (5) an increase in the net decrease in net assets from operations per share of ($0.40) from ($0.38) to ($0.78) per share Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12, 13 and 14 have also been revised accordingly.

2.

The information contained in Part I. Item 1 Business of the Original Report is revised only as specifically described in this Amended Report. All other information contained in Part I. Item 1 Business of the Original Report speaks as of the filing date of the Original Report and it has not been amended, updated or modified in any way.

3.

The information contained in Part I. Item 1.A. Risk Factors of the Original Report is revised only as specifically described in this Amended Report. All other information contained in Part I. Item 1.A. Risk Factors of the Original Report speaks as of the filing date of the Original Report and it has not been amended, updated or modified in any way.

4.

The Selected Financial Information contained in Part II. Item 6 of the Original Report is deleted in its entirety and replaced with Selected Financial Information contained in Item 6 of this Amended Report.

5.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II. Item 7 of the Original Report is deleted in its entirety and replaced with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II. Item 7 of this Amended Report.

6.

The Financial Statements contained in Part II. Item 8 of the Original Report are deleted in their entirety and replaced with the Financial Statement contained in Part II. Item 8 of this Amended Report.

7.

The Principal Accounting Fees and Services contained in Part III. Item 14 of the Original Report are deleted in their entirety and replaced with the Principal Accounting Fees and Services contained in Part III. Item 14 of this Amended Report.

8.

The information contained in Part IV. Item 15 Exhibits of the Original Report is revised only to reflect the filing of currently dated certifications of our principal executive officer and our principal financial officer, which are attached to this Amended Report. All other information contained in Part IV. Item 15 Exhibits of the Original Report speaks as of the filing date of the Original Report and it has not been amended, updated or modified in any way.

Except as described above, this Amended Report does not modify or update any other disclosures in, or exhibits to, the Original Report and this Amended Report continues to speak as of the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and all of our filings made with the SEC subsequent to the filing of the Original Report, as information in such filings may update or supersede certain information contained in this Amended Report and the Original Report.

Table of Contents

			Page
PART I
	Item 1.	Business	1
	Item 1A.	Risk Factors	3

PART II
	Item 6	Selected Financial Information	4
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
	Item 8.	Financial Statements and Supplementary Data.	7

PART III
	Item 14.	Principal Accounting Fees and Services	8

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	9

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

PART I

Item 1.

Business.

1.

The sentence under the heading “Organization” that reads: “Company’s fiscal year ends April 30.  At April 30, 2011, we had investments of $981,217 at fair value in seven companies” is deleted in its entirety and replaced with: “The Company’s fiscal year ends April 30 and at April 30, 2011, we had investments of $564,892 at fair value in seven companies.”

2.

The chart under the heading “Investments – Portfolio Securities” is deleted in its entirety and replaced with the following:

The Company’s investments at April 30, 2011, were as follows:

		Approximate		Number of
Common Stock, Warrants and Promissory Notes		% of Class	% of	Securities
- United States	Business	Owned	Portfolio	Held	Fair Value

Affiliated Securities *

PR Specialists, Inc.	Shell	19.59%	0.00%	2,500,000	$ -

BF Acquisition Group V, Inc.	Shell	34.94%	0.00%	2,000,000	-

Vystar Corporation Common Stock	Natural rubber latex products	2.38%	29.42%	369,300	166,185

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex products
500,000 shares of common stock, expiring April 2013		3.22%	0.00%	500,000	-
50,000 shares of common stock, expiring April 2012		0.32%	0.00%	50,000	-
50,000 shares of common stock, expiring May 2012		0.32%	0.00%	50,000	-

Innovation Industries - Promissory Note	Direct sales	n/a	0.00%	n/a	-

SIVOO Holdings, Inc. Common Stock	High speed internet media	2.30%	0.00%	664,501	-

Warrants to purchase 400,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011		0.67%	0.00%	200,000	-
405,000 warrants expiring February 28, 2013		1.40%	0.00%	405,000	-
4% of fully diluted common stock at time of exercise - TBD			0.00%	TBD	-

Total Affiliated Securities			29.42%		166,185

Non-affiliated Securities

Lightwave Logic, Inc. common stock	Plastics engineering	0.23%	15.88%	100,817	89,707

Warrant to purchase 357,500 shares of Lightwave Logic, Inc.	Plastics engineering	0.81%	54.70%	357,500	309,000
common stock, expiring February 2012

Warrant to purchase 1,000,000 shares of iVolution Medical	Medical billing and medical	2.93%	0.00%	1,000,000	-
Group common stock, expiring July 2013	records software

Warrant to purchase 500,000 shares of iVolution Medical	Medical billing and medical	1.47%	0.00%	500,000	-
Group common stock, expiring July 2013	records software

Other common stock	Other various investments	0.00%	0.00%	3,000	-

Total Non-Affiliated Securities			70.58%		398,707

Total Securities			100.00%		$ 564,892

3.

The chart under the heading “Investments – Valuation” is deleted in its entirety and replaced with:

The net asset value and net asset value per share of common stock of our Company at the end of each fiscal quarter is as follows:

		Net Asset Value
Date	Net Asset Value	Per Share

April 30, 2011	$(835,991)	$(0.14)

January 31, 2011	$2,332,625	$0.36

October 31, 2010	$2,756,658	$0.43

July 31, 2010	$3,688,672	$0.58

April 30, 2010	$4,174,316	$0.65

January 31, 2010	$3,551,085	$0.55

October 31, 2009	$3,500,248	$0.55

July 31, 2009	$4,323,332	$0.67

April 30, 2009	$4,268,861	$0.67

January 31, 2009	$3,341,565	$0.55

October 31, 2008	$2,218,331	$0.38

July 31, 2008	$4,959,096	$0.84

April 30, 2008	$5,599,232	$0.98

January 31, 2008	$3,217,402	$0.57

October 31, 2007	$3,323,505	$0.61

July 31, 2007	$2,667,599	$0.49

April 30, 2007	$4,097,464	$0.75

January 31, 2007	$3,873,969	$0.71

October 31, 2006	$4,052,654	$0.75

July 31, 2006	$2,426,652	$0.45

April 30, 2006	$2,243,790	$0.46

January 31, 2006	$2,304,214	$0.48

October 31, 2005	$2,164,418	$0.43

July 31, 2005	$1,921,122	$0.39

At April 30, 2011, approximately all of our Company’s investments were recorded at fair value.

4.

The sentence under the heading “Taxation” that reads: “At April 30, 2011, our Company had current year taxable loss of $466,486 with a carry forward net operating loss of $218,496 from April 30, 2010.” is deleted in its entirety and replaced with: “At April 30, 2011, our Company had current year taxable loss of $479,870 with a carry forward net operating loss of $218,496 from April 30, 2010.”

Item 1A.

Risk Factors

2.

Each of the Risk Factors titled below are deleted and replaced with the following:

Our cash expenses are very large relative to our cash resources and cash flow which requires us to continually sell new shares of common stock or securities of portfolio companies.

As of April 30, 2011, we had cash resources of $15,445.  In the year ended April 30, 2011 we had revenues of $37,541, virtually all of which were received in the form accounting services provided to our clients. Consequently, we have been required either to sell new shares of our common stock or securities of portfolio companies to raise the cash necessary to pay ongoing expenses and to make new investments and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you the launch of any products will be successful and provide the necessary revenues to sustain the business.

We do not choose investments based on a strategy of diversification and the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2011, 100% of the Company’s investments were with two portfolio companies with 71% from one and 29% from the other.

We do not choose investments based on a strategy of diversification and the value of our business is subject to greater volatility than the value of companies with more broadly diversified investments.

We do not choose investments based on a strategy of diversification. Therefore, we may be more vulnerable to events affecting a single sector or industry and therefore subject to greater volatility than a company that follows a diversification strategy. Accordingly, an investment in our common stock may present greater risk to you than an investment in a diversified company. We attempt to allocate our investments among the securities of several different portfolio companies. However, a significant amount of our equity could be invested in the securities of only a few companies. This risk is particularly acute during our early stages of operations, which could result in significant concentration with respect to a particular issuer or industry. Any such concentration would also be worse during any time when we had a limited amount of available investment capital for the same reasons. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio. At April 30, 2011, approximately 55% of the Company's investment value resulted from a single holding.

PART II

Item 6.

Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Amended Report.  The following selected information is taken from those financial statements:

Financial Position as of:

	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006
Total assets	$ 611,554	$ 5,375,880	$ 5,497,085	$ 8,265,499	$ 6,736,345	$ 3,546,337
Total Liabilities	$ 1,447,545	$ 1,201,564	$ 1,228,224	$ 2,266,267	$ 2,638,881	$ 1,302,547
Net assets(1)	$ (835,991)	$ 4,174,316	$ 4,268,861	$ 5,599,232	$ 4,097,464	$ 2,243,790
Net asset value per outstanding share	$ (0.14)	$ 0.65	$ 0.67	$ 0.98	$ 0.75	$ 0.46
Cash dividend paid	$ -	$ -	$ -	$ -	$ -	$ -
Cash dividends paid per outstanding shares	$ -	$ -	$ -	$ -	$ -	$ -
Shares outstanding, end of year(1)	5,912,426	6,412,426	6,412,426	5,702,720	5,438,274	4,917,634

Operating Data for the Year Ending:

	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008	April 30, 2007	April 30, 2006

Total investment income	$ 37,541	$ 55,239	$ 960,424	$ 3,845,715	$ 3,294,637	$ 894,745
Total expenses(2)	$ 858,594	$ 846,861	$ 2,038,412	$ 1,164,201	$ 2,246,754	$ 990,802
Income (loss) before taxes	$ (821,053)	$ (791,622)	$ (1,077,988)	$ 2,681,514	$ 1,047,883	$ (96,057)
Total tax benefit (expense)	$ (921,500)	$ 953,000	$ 949,000	$ (838,000)	$ (214,000)	$ 585,000
Other income (expense)	$ (18,044)	$ (40,992)	$ (112,524)	$ (26,300)	$ 267,924	$ -
Net realized (loss) income from investments	$ (504,576)	$ (153,277)	$ (2,154,786)	$ (2,069,152)	$ (644,342)	$ -
Unrealized appreciation (depreciation) on investments	$ (2,386,692)	$ (218,492)	$ (323,709)	$ 1,498,262	$ (406,953)	$ (1,376,456)
Net (decrease) increase in net assets resulting from operations	$ (4,952,940)	$ (251,383)	$ (2,720,007)	$ 1,246,324	$ 50,512	$ (887,513)
Net Increase (Decrease) in Net Assets Per Share	$ (0.78)	$ (0.04)	$ (0.45)	$ 0.23	$ 0.29	$ 0.07

(1)

We completed offerings of our common stock as follows:  No shares during the year ending April 30, 2011 and 2010; 709,706 shares during the year ending April 30, 2009; 264,446 shares during the year ending April 30, 2008; 520,640 shares during the year ending April 30, 2007; and 109,434 shares during the year ending April 30, 2006. In March 2011, the Company settled the McCrae lawsuit and received 500,000 shares of its common stock back in return for a warrant to purchase 42,500 shares of LWLG common stock at an exercise price of $0.25 per share, exercisable until February 2012.

(2)

Included in total expenses is non-cash, stock-based, compensation expense of $7,633 for the year ending April 30, 2011; $5,088 for the year ending April 30, 2010; $1,051,136 for the year ending April 30, 2009; $9,336 for the year ending April 30, 2008; $634,946 for the year ending April 30, 2007; and $0 for the year ending April 30, 2006.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share, unrealized appreciation or depreciation are set forth in the following table:

	At and for the Year Ending April 30, 2011	At and for the Year Ending April 30, 2010

Total Assets	$ 611,554	$5,375,880
Net Assets	$ (835,991)	$4,174,316
Net Asset Value Per Share	$ (0.14)	$ 0.65
Net Unrealized Appreciation/(Depreciation) on Investments	($2,386,692)	($218,492)

The changes in total assets, net assets and net asset value per share for the year ended April 30, 2011 were primarily attributable to:

•

$2,386,692 net unrealized depreciation on investments.

•

$921,500 income tax provision as the result of a valuation allowance against deferred tax assets.

•

$309,008 bad debt expense related to affiliate investments.

•

$504,576 loss on disposal of portfolio stock.

•

$338,325 loss in impairment of portfolio stock.

At April 30, 2011 and April 30, 2010, $564,892 or approximately 92% and $4,179,222 or approximately 78% of our assets, respectively, consisted of investments, of which cumulative net unrealized appreciation (depreciation) before the income tax effect were $(1,045,564) and $1,341,128, respectively.

Results of Operations

Our financial statements have been prepared in conformity with the United States generally accepted accounting principles.  On this basis, the principal measure of a Company’s financial performance is the net increase in net assets. Net assets comprise (i) income from operations, (ii) net realized gain or loss on investment, which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, (iii) other than temporary impairment of securities and (iv) increase (decrease) in unrealized appreciation on investments.

Our Company expenses primarily include salaries and wages, professional fees, insurance expense, interest expense and depreciation. General and administrative costs primarily include rent, office, travel and entertainment and other overhead costs.

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

Total operating expenses for the year ended April 30, 2011 were $858,594, the principal components of which were bad debt expense of $309,008 related to the impairment of affiliate investments, $252,373 of salaries and wages (which includes $7,633 of share based compensation expense) and professional fees of $115,585, of which $49,561 represents audit fees and approximately $37,389 of legal expense.  Additional principal components of operating expenses includes $94,096 of insurance expense, $31,554 of interest expense and $54,178 of general and administrative expense.  By comparison, total operating expenses for the year ended April 30, 2010 were $846,861, the principal components of which were professional fees of $138,769, payroll expense of $388,995 ($5,088 was share based compensation expense), bad debt expense of $98,667, insurance expense of $104,133, and general and administrative expenses of $81,274.  By comparison, total operating expenses for the year ended April 30, 2009 were $2,038,412, the principal components of which were payroll of $1,208,229, professional fees of $458,263, insurance of $97,172, bad debt expense of $140,765, $27,625 of interest expense and general and administrative expenses of $104,458.

We had a loss from operations before taxes, penalties and interest of $821,053 for the year ended April 30, 2011 compared to a loss of $791,622 for the year ended April 30, 2010 and a loss of $1,077,988 for the year ended April 30, 2009.

Our Company had net unrealized depreciation of $2,386,692 for the year ended April 30, 2011, compared to a net unrealized depreciation of $218,492 for the year ended April 30, 2010 and a net unrealized appreciation of $323,709 at year end April 30, 2009.

For the year ending April 30, 2011, we had a loss on disposal and sale of several of our portfolio company investments of $504,576.  Additionally, we had a loss of $338,325 for the impairment of several of our portfolio company investments. For the year ending April 30, 2010, we had a recognized loss on disposal and sale of several of our portfolio company investments of $153,277. Our Company had a recognized loss on disposal and sale of investments of $2,154,786 for the year ended April 30, 2009.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions to obtain liquidity.  We had $15,445 of cash at April 30, 2011.   Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended, our Company may not sell shares of common stock at less than our net asset value except in certain limited circumstances.

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

Item 8.

Financial Statements and Supplementary Data.

See attached Appendix A.

PART III

Item 14.

Principal Accounting Fees and Services.

Audit and Related Fees

Salberg & Company, P.A. is the independent registered public accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2011 and 2010 and has reaudited the Company’s financial statements for fiscal years ended April 30, 2009.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered relating to the fiscal years ended April 30:

	For the Year Ended	For the Year Ended	For the Year Ended
Description of Fees	April 30, 2011	April 30, 2010	April 30, 2009

Audit Fees	$30,000	$19,000	$15,000
Audit-Related Fees	$-	$-	$-
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

	$30,000	$19,000	$15,000

Morison Cogen LLP was the previous independent registered public accounting firm and had audited the financial statements of the Company for the fiscal year ended April 30, 2009.

The following table shows the aggregate fees billed to the Company by Morison Cogen LLP for professional services rendered for the fiscal years ended April 30:

For the Year Ended
Description of Fees	April 30, 2009

Audit Fees	$30,000
Audit-Related Fees	$-
Tax Fees	$6,100
All Other Fees	$-

$36,100

Audit Fees

Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s quarterly reports.

Audit-Related Fees

Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

Represents fees related to tax audit and other advisory services, tax compliance and tax return preparation.

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all work done by its outside independent registered public accounting firm.

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

Statement of Operations for the years ended April 30, 2011, April 30, 2010 and April 30, 2009.

Statement of Changes in Net Assets for the years ended April 30, 2011, April 30, 2010 and April 30, 2009

Schedule of Investments as of April 30, 2011 and April 30, 2010

Statement of Cash Flows for the years ended April 30, 2011, April 30, 2010 and April 30, 2009

Notes to Financial Statements

(2)

Schedules

None required.

(3)

Exhibits

The exhibits to this Amended Report are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Amended Report.

Number	Description of Documents
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company

#

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.
(Registrant)

May 24, 2013	By: /s/ Michael D. Queen
Michael D. Queen, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Michael D. Queen Michael D. Queen	Sole Director, Chief Executive Officer, Chief Financial Officer (principal executive officer and principal financial officer)	May 24, 2013

APPENDIX A

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2011, 2010 AND 2009

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

STATEMENTS OF ASSETS AND LIABILITIES	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF CASH FLOWS	F-5 – F-6

STATEMENT OF CHANGES IN NET ASSETS	F-7

FINANCIAL HIGHLIGHTS	F-8

SCHEDULE OF INVESTMENTS AS OF APRIL 30, 2011	F-9 – F-10

SCHEDULE OF INVESTMENTS AS OF APRIL 30, 2010	F-11 – F-12

NOTES TO FINANCIAL STATEMENTS	F-13 – F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:

Universal Capital Management, Inc.

We have audited the accompanying statements of assets and liabilities of Universal Capital Management, Inc. including the schedule of investments, as of April 30, 2011 and 2010, and the related statements of operations, and cash flows for the years ended April 30, 2011, 2010 and 2009 and the statement of changes in net assets and schedule of financial highlights for the years ended April 30, 2011, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Notes 2 and 3 to the financial statements, securities amounting to $309,000 (51% of total assets and (37%) of net assets (liabilities) at April 30, 2011 and  $3,790,300 (71% of total assets and 91% of net assets) at April 30, 2010 have been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc. at April 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended April 30, 2011, 2010 and 2009, and the statement of changes in net assets and schedule of financial highlights for the years ended April 30, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, the previously unaudited 2011 financial statements have been restated to correct misstatements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a net decrease in net assets resulting from operations and net cash used in operating activities in 2011 of $4,952,940 and $376,462, respectively, and has net liabilities of $835,991 at April 30, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

May 24, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	April 30, 2011 (As Restated – Note 15)	April 30, 2010

ASSETS
Investments, at fair value
Non-affiliate investments (cost: $345,928 and $525,951)	$398,707	$1,052,042
Affiliate investments (cost: $738,600 and $2,312,143)	166,185	3,127,180
Total Investments	564,892	4,179,222

Cash and cash equivalents	15,445	6,567
Receivables
Due from non-affiliates	-	11,601
Due from affiliates (net of $312,508 and $3,500 allowance)	-	228,678
Total Receivables	-	240,279

Prepaid expenses	29,436	26,131
Property and equipment, net	681	2,581
Deferred income tax	-	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$611,554	$5,375,880

LIABILITIES
Accounts payable	$378,913	$320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	329,426	193,802
Income taxes payable	128,000	132,000
Advances from shareholders	19,000	22,000
Notes payable	24,610	23,154
Notes payable, related parties	396,870	367,372
Accrued interest	92,050	92,050
Accrued interest, related parties	71,463	41,730
	1,447,545	1,200,106
Deferred revenue:
Affiliates	-	1,458
Total Deferred Revenue	-	1,458

TOTAL LIABILITIES	1,447,545	1,201,564

CONTINGENCIES (NOTE 13)

NET ASSETS (LIABILITIES)	$(835,991)	$4,174,316

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $0.001 par value, 60,000,000 shares authorized;5,912,426 and 6,412,426 shares issued and outstanding at April 30, 2011 and April 30, 2010, respectively	$5,912	$6,412
Additional paid-in capital	6,157,335	6,214,202
Accumulated income:
Accumulated net operating income (loss)	(21,794)	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,827,208)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation (depreciation) of investments	(1,045,564)	1,341,128

Net Assets (Liabilities)	$(835,991)	$4,174,316

Equivalent per share value based on 5,912,426 and 6,412,426 shares of capital stock outstanding as of April 30, 2011 and April 30, 2010	$(0.14)	$0.65

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the
	Year Ended
	April 30, 2011	For the	For the
	(As Restated –	Year Ended	Year Ended
	Note 15)	April 30, 2010	April 30, 2009
INCOME
Management services
Non-affiliates	$1,458	$3,588	$888,328
Affiliates	-	3,442	26,500
Total Management Services	1,458	7,030	914,828

Interest income	-	1,009	9,596
Accounting services
Non-affiliates	-	1,500	30,000
Affiliates	13,200	45,700	6,000
Total Accounting Services	13,200	47,200	36,000

Other Income
Affiliates	22,883	-	-

TOTAL INCOME	37,541	55,239	960,424

OPERATING EXPENSES
Bad debt	309,008	98,667	140,765
Salaries and wages	252,273	388,995	1,208,229
Professional fees	115,585	138,769	458,263
Insurance	94,096	104,133	97,172
Interest expense	31,554	33,123	27,625
General and administrative	54,178	81,274	104,458
Depreciation	1,900	1,900	1,900
TOTAL OPERATING EXPENSES	858,594	846,861	2,038,412

OPERATING LOSS BEFORE INCOME TAXES	(821,053)	(791,622)	(1,077,988)

Income tax benefit (provision)	(921,500)	953,000	949,000
Penalties and interest	(18,044)	(27,842)	(86,224)
Interest expense	-	(13,150)	(26,300)

NET INCOME (LOSS) FROM OPERATIONS	(1,760,597)	120,386	(241,512)

Net realized and unrealized gains (losses)
Net gain on dividend	-	-	-
Loss on disposal of portfolio stock	(504,576)	(120,277)	(2,154,786)
Loss on impairment of portfolio stock	(338,325)	(33,000)	-
Gain on settlement of investments	20,613	-	-
Realized gain on investments	16,637	-	-
Net change in unrealized depreciation on investments	(2,386,692)	(218,492)	(323,709)

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS	$(4,952,940)	$(251,383)	$(2,720,007)

Net increase (decrease) in net assets from operations per share:
Basic	$(0.78)	$(0.04)	$(0.45)
Diluted	$(0.78)	$(0.04)	$(0.45)

Weighted average shares:
Basic	6,360,371	6,412,426	6,025,951
Diluted	6,360,371	6,412,426	6,025,951

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the
	Year Ending
	April 30, 2011	For the	For the
	(As Restated–	Year Ending	Year Ending
	Note 15)	April 30, 2010	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(4,952,940)	$(251,383)	$(2,720,007)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Write-off due from portfolio company deemed uncollectible	-	97,087	138,755
Write-off accounts receivable	-	1,580	-
Write-off loan deemed uncollectible	-	-	2,010
Sale (purchase) of investment securities	-	(60,806)	(3,496)
Exercise of warrants	(25,000)	(10,000)	-
Loss on sale of portfolio stock	805,651	153,277	2,154,786
Stock (received) granted for interest	-	-	-
Investment securities received in exchange for management services	(1,458)	(7,030)	(914,828)
Cancellation of shares for services	-	-	-
Bad debt expense	309,008	-	-
Depreciation expense	1,900	1,900	1,900
Stock based compensation expense	7,633	5,088	983,288
Stock options granted for operating expense	-	-	67,848
Officers' compensation contributed as capital	-	151,750	-
Net unrealized (appreciation) depreciation on investments	2,386,692	218,492	323,709
Deferred income taxes	920,000	(953,000)	(708,000)
Current income taxes	(4,000)	(7,000)	(241,000)
(Increase) decrease in assets:
Notes receivable non-affiliates	-	-	(7,547)
Notes receivable affiliates	-	(1,009)	(2,000)
Receivables non-affiliates	-	5,805	5,031
Due from affiliates	(80,330)	(162,272)	(72,261)
Due from non-affiliates	11,601	(21,360)	190
Prepaid expenses	21,296	2,015	5,165
Increase (decrease) in liabilities:
Accounts payable	58,128	(48,276)	92,261
Accounts payable, related parties	-	5,802	1,411
Accrued expenses	135,624	46,578	76,224
Accrued interest	-	(24,037)	43,340
Accrued interest, related parties	29,733	28,926	-

Net cash used in operating activities	(376,462)	(827,873)	(773,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities	381,987	651,186	548,824
Interest receivable on notes - non-affiliates	-	-	-
Interest receivable on notes – affiliates	-	-	-
Loans for notes receivable	-	-	-

Net cash provided by investing activities	381,987	651,186	548,824

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	126,000	-
Proceeds (Repayment) of advance from shareholder - related party	(3,000)	16,000	-
Repayment of debt	(23,145)	(24,177)	(119,451)
Proceeds from issuance of promissory note - related parties	29,498	50,000	-
Proceeds from exercise of employee options	-	-	75,000
Proceeds from issuance of common stock	-	-	263,500

Net cash provided by financing activities	3,353	167,823	219,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,878	(8,864)	(5,348)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,567	15,431	20,779
CASH AND CASH EQUIVALENTS - END OF YEAR	$15,445	$6,567	$15,431

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

	For the
	Year Ending
	April 30, 2011	For the	For the
	(As Restated–	Year Ending	Year Ending
	Note 15)	April 30, 2010	April 30, 2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$7,000	$7,000	$10,000

CASH PAID FOR INTEREST	$1,023	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Securities received in exchange for deferred revenue	$-	$4,400	$332,000

Fin 48 for penalties and interest	$-	$-	$26,300

Settlement of lawsuit - exchange of warrant for Company's common stock	$65,000	$-	$-

Financing of insurance premium	$24,610	$-	$-

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CHANGES IN NET ASSETS (LIABILITIES)

	For the
	Year Ending
	April 30, 2011	For the	For the
	(As Restated –	Year Ending	Year Ending
	Note 15)	April 30, 2010	April 30, 2009

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,952,940)	$(251,383)	$(2,720,007)

CAPITAL SHARE TRANSACTIONS
Settlement of lawsuit	(65,000)	-	-
Share-based compensation expense	7,633	5,088	983,288
Exercise of employee options	-	-	75,000
Stock options granted for operating expenses	-	-	67,848
Officers' compensation contributed as capital	-	151,750	-

NET CAPITAL SHARE TRANSACTIONS	(57,367)	156,838	1,389,636

TOTAL INCREASE (DECREASE)	(5,010,307)	(94,545)	(1,330,371)

NET ASSETS, BEGINNING OF YEAR	4,174,316	4,268,861	5,599,232

NET ASSETS (LIABILITIES), END OF YEAR	$(835,991)	$4,174,316	$4,268,861

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	April 30, 2011 (As Restated – Note 15)	April 30, 2010	April 30, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$0.65	$0.67	$0.98

Net income (loss) from operations, net of taxes (1)	(0.28)	(0.07)	(0.10)
Net realized loss on investments, net of taxes (1)	(0.13)	(0.01)	(0.22)
Net unrealized appreciation (depreciation) on investments, net of taxes (1)	(0.38)	0.04	(0.22)
Net increase (decrease) from stock transactions (2)	(0.01)	0.02	0.23
	(0.79)	(0.02)	(0.31)

Net asset value, end of period	$(0.14)	$0.65	$0.67

Per share market value, end of period	$0.20	$0.40	$0.24

Investment return, based on net asset value at end of period	-121.34%	-2.99%	-31.63%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$(835,991)	$4,174,316	$4,268,861

Ratio of expenses to average net assets	51.44%	20.06%	41.31%
Ratio of net income (loss) from operations to average net assets	-296.73%	1.31%	19.47%

Diluted weighted average number of shares outstanding during the period	6,360,371	6,412,426	6,025,951

———————

(1)	Calculated based on diluted weighted average number of shares outstanding during the period.
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2011

				Number of	Method of
		Date of	% of	Units Held at	Valuation		Value at	% of
	Business	Acquisition	Portfolio	April 30, 2011	(1)	Cost	April 30, 2011	Net Assets
Affiliate Investments (2)
PR Specialists, Inc.(5)(6)(7)	Public shell	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Vystar Corporation (4)(6)	Natural rubber latex products	Mar-10	29.41%	369,300	(M)	738,600	166,185	-19.88%

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex products
500,000 warrants expiring April 30, 2013(5)(6)		Jul-08	0.00%	500,000	(I)	193,000	-	0.00%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	0.00%	50,000	(I)	-	-	0.00%
50,000 warrants expiring May 31, 2012(5)(6)		Nov-10	0.00%	50,000	(I)	-	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		29.41%			1,473,552	166,185	-19.88%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	0.17%	817	(M)	678	907	-0.11%
		Dec-10	15.72%	100,000	(M)	95,000	88,800	-10.62%

Warrant to purchase 357,500 shares of Lightwave Logic, Inc. common stock, expiring February 2012 (5)(6)(7)	Plastics engineering	Feb-07	54.70%	357,500	(I)	250,250	309,000	-36.96%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	500,000	(I)	17,000	-	0.00%

Other (5)(6)(7)	Various	May-09	0.00%	3,000	(C )	300	-	0.00%

	Total Investments in Non-Affiliates		70.59%			475,228	398,707	-47.69%

	Total Investments		100.00%			$1,948,780	$564,892	-67.57%
	Cash and other assets, less liabilities						(1,400,883)	167.56%
	Net assets at April 30, 2011						$(835,991)	100.00%

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2011

Notes to Schedule of Investments

(1)	Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C) Cost.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(4)	Unrestricted securities – liquid securities.
(5)	Restricted securities - illiquid securities; total illiquid securities of $309,000 make up 55% of total net assets as of April 30, 2011.
(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.
(7)

These investments are development stage companies. A development stage company is defined as a company that is devoting substantially all of its efforts to establishing a new business, and either it has not yet commenced its planned principal operations, or it has commenced such operations but has not realized significant revenue from them.

(8)	This represents a promissory note from Innovation Industries. Terms of the promissory note include a profit sharing on net profits. The promissory note is recorded at impaired cost.

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2010

				Number of		Method of
		Date of	% of	Units Held at		Valuation		Value at	% of
	Business	Acquisition	Portfolio	April 30, 2010		(1)	Cost	April 30, 2010	Net Assets
Affiliate Investments (2)
PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	29.91%	2,500,000		(M)	$2,500	$1,250,000	29.95%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.77%	100,000		(M)	1,625	32,000	0.77%
		Nov-09	14.55%	1,900,000		(M)	1,900	608,000	14.57%
Vystar Corporation (4)(6)	Natural rubber latex products	May-09	7.41%	193,238		(M)	376,191	309,180	7.41%
		Mar-10	18.38%	600,000	(5)	(M)	1,201,000	768,000	18.40%

Warrant to purchase 500,000 shares of Vystar Corporation common stock, expiring April 30, 2013 (5)(6)	Natural rubber latex products	Jul-08	3.59%	500,000		(I)	193,000	150,000	3.59%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.24%			(C)	10,000	10,000	0.24%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501		(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000		(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000		(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000		(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD		(I)	-	-	0.00%

	Total Investments in Affiliates		74.85%				2,312,143	3,127,180	74.93%

Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	1.91%	52,462		(M)	48,651	79,742	1.91%

Warrant to purchase 500,000 shares of Lightwave Logic, Inc. common stock, expiring February 2012 (5)(6)(7)	Plastics engineering	Feb-08	16.26%	500,000		(I)	348,000	679,000	16.27%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	5.76%	1,000,000		(I)	112,000	241,000	5.77%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	1.21%	500,000		(I)	17,000	52,000	1.25%

Other (5)(6)(7)	Various	May-09	0.01%	3,000		(C)	300	300	0.01%

	Total Investments in Non-Affiliates		25.15%				525,951	1,052,042	25.21%

	Total Investments		100.00%				$2,838,094	$4,179,222	100.14%

	Cash and other assets, less liabilities							(4,906)	-0.14%

	Net assets at April 30, 2010							$4,174,316	100.00%

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2010

Notes to Schedule of Investments

(1)	Investments are valued using the (M) Market Approach, (I) Income Approach, which includes the Black-Scholes Method, or (C) Cost.
(2)	Affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities.
(3)	Non-affiliate investments are generally defined under the Investment Company Act of 1940 as companies in which the Company owns less than 5% of the voting securities.
(4)	Unrestricted securities – liquid securities.
(5)	Restricted securities - illiquid securities; total illiquid securities of $3,780,300 make up 90.5% of total net assets as of April 30, 2010.
(6)	Represents a non-income producing security. Equity investments that have not paid dividends within the last 12 months are considered to be non-income producing.
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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business and Going Concern

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) is a business development company – see Subsequent Events Note 14. The Company is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940. We are a diversified, aggressive investment tool that assists early stage development companies in all aspects of the planning process from inception to entering the public marketplace. This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts. Our niche is to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing. Since we have differing clients in varied industries, our overall portfolio is extremely diversified, which we believe enables us to offer investors who invest in us a potentially higher return with less risk. For our management services we receive a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders. The Company refers to companies in which it invests as “portfolio companies.”

During the year ending April 30, 2011, we changed our business plan. Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended April 30, 2011, the Company has had a net decrease in net assets from operations and net cash used in operating activities of $4,952,940 and $376,462, respectively, and as of April 30, 2011, has net liabilities of $835,991. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The Financial Statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2011 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock. Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. During 2010, the Company charged a direct write-off of $1,580 to bad debt expense. There was no allowance for doubtful accounts as of April 30, 2011 and 2010.

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was $312,508 and $3,500 at April 30, 2011 and 2010.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management Services for Equity Investments

The Company recognizes management services revenue for equity investments received as payment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock. The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation. The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services. The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission. If persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured, revenue is deferred and recognized evenly as services are provided over the life of the contract unless otherwise stated in the contract.

Accounting Services

The Company provides accounting and other administrative services to its companies. Upon entering into a contract with the company, the Company provides services as defined in the contract and revenue is recognized as incurred or as otherwise stated in the contract based on similar criteria as for management services discussed above.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with FASB ASC 718, Compensation – Share Based Compensation. This statement requires the recognition of compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

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

Net Realized Gains or Losses and Net Changes in Unrealized Appreciation or Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the sale and the original cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized. The original cost basis of the securities we receive in connection with our management services is equal to the amount of revenue we recognize upon receipt of such securities. Net realized gains or losses are recognized as other income on the Company’s statement of operations for the period.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

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

Because there is typically no public market for our interest in these small privately held companies, the valuation of the equity in that portion of our portfolio is determined in good faith by our Valuation Committee, comprised of all the members of the Board of Directors, in accordance with our Valuation Procedures and is subject to significant estimates and judgments. In the absence of a readily ascertainable market value, the determined value of our portfolio equity interest may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in our Statement of Operations as “Change in unrealized appreciation (depreciation) on investments.” Changes in valuation of any of our investments in privately held companies from one period to another may be volatile.

During the year ending April 30, 2011, we have entered into a new business model. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 3– INVESTMENTS (CONTINUED)

As described in Note 1, an amendment to ASC 820-10 was issued in January 2010. This amendment is effective for interim reporting periods beginning after December 15, 2009. The Company adopted this amendment on February 1, 2010 and it does not have a material impact on its financial statements.

At April 30, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2010	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$3,127,180	$2,977,180	$-	$150,000
Non-affiliate investments	1,052,042	79,742	-	972,300

Total Investments in securities	$4,179,222	$3,056,922	$-	$1,122,300

At April 30, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$166,185	$166,185	$-	$-
Non-affiliate investments	398,707	89,707	-	309,000

Total Investments in securities	$564,892	$255,892	$-	$309,000

The following chart shows the components of change in the financial assets categorized as Level 3, for the year ending April 30, 2011:

	Fair Value Measurement Using Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2010	$1,122,000

Transfers out of Level 3	(97,750)	(1)
Transfers into Level 3	1,890,000	(2)
Total unrealized losses included in change in net assets	(2,605,250)

Ending Balance, April 30, 2011	$309,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(819,000)

(1)	Transfer out of $25,000 for exercise of a warrant to purchase Lightwave Logic, Inc. common stock, $72,750 for exchange of warrant for UCMT common stock.
(2)	Transfer in of $640,000 for BF Acquisition Group and $1,250,000 for PR Specialists.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

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

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009

Income taxes at U.S. Federal Income Tax rate	$1,018,000	$397,000	$1,145,000
State income taxes, net of federal benefit	256,000	117,000	153,000
Non-deductible share based compensation	-	-	(373,000)
Exercise of warrant	-	435,000	24,000
Worthless warrants	-	114,000	-
Realized losses	(319,000)	(110,000)	-
Change in valuation allowance	(1,876,500)	-	-
Net income tax (provision) benefit	$(921,500)	$953,000	$949,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 4 – INCOME TAXES (CONTINUED)

The income tax (provision) benefit consists of the following:

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009

Current:
Federal	$149,000	$(21,000)	$241,000
State	42,000	(6,000)	-

Total Current	$191,000	$(27,000)	$241,000

Deferred:
Federal	$597,000	$765,000	$553,000
State	167,000	215,000	155,000

Total Deferred	$764,000	$980,000	$708,000

Total Income Tax Benefit	$955,000	$953,000	$949,000
Change in Valuation Allowance	(1,876,500)	-	-
Net Income Tax Benefit (Provision)	$(921,500)	$953,000	$949,000

The components of deferred tax (assets) liabilities are as follows:

	April 30, 2011	April 30, 2010

Deferred tax asset (liability)
Deferred charges	$66,000	$73,000
Net operating loss	277,000	88,000
Unrealized gains (losses)	416,000	(533,000)
Capital loss carryforward	1,097,000	1,418,000
Stock-based compensation	129,000	126,000
Amortization of deferred revenue from warrants	(327,000)	(347,000)
Bad debt	218,000	95,000
Other	500	-

Total deferred tax asset, net	$1,876,500	$920,000
Valuation allowance	(1,876,500)	-
Net deferred tax asset	$-	$920,000

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,876,500 for the year ended April 30, 2011. Net operating loss carry-forwards aggregate approximately $3,458,000 and expire in years through 2028. The Company’s federal tax returns for 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).

The Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $315,000, comprised of $128,000 of income taxes and $187,000 of interest and penalties. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2011. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	April 30, 2011	April 30, 2010
Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

During 2010 the Company charged an allowance of $30,014 to bad debt expense.

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

	April 30, 2011	April 30, 2010
Due from Non-Affiliated Companies
MedicaView	$-	$11,601

Total Due from Non-Affiliated Companies	$-	$11,601

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$-	$53,962
Incredible 3D, Inc.	-	89,248
SIVOO Holdings	-	3,500
PR Specialists	-	81,736
Innovation Industries	-	3,732

Totals	-	232,178

Allowance for bad debt	-	(3,500)

Total Due from Affiliated Companies	$-	$228,678

During the year ended April 30, 2011, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $309,008 in the accompanying financial statements and a wrote off the previous allowed $3,500 receivable.

During the year ended April 30, 2010, the Company charged an allowance of $3,500 and a direct write off of $63,572 to bad debt expense.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

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

Deferred revenue consists of the following:

	April 30, 2011	April 30, 2010

Affiliates
PR Specialists, Inc.( PR")
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	$-	$1,458

Total Affiliates	-	1,458

Total Deferred Revenue	$-	$1,458

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

Non-Affiliates
Vystar Corporation ("Vystar")
Received a warrant to purchase 500,000 shares of Vystar Corporation common stock for payment of services per a one year contract dated April 2008, valued at $193,000, fair value.	$-	$-	$193,000

Lightwave Logic, Inc. ("LWLG")
Received a warrant to purchase 400,000 shares of LWLG common stock for payment of services per one year contract dated February 28, 2008, valued at $332,000, fair value and amortized over the life of the contract.	-	-	276,666

iVolution Medical Systems ("iVolution")
Received a warrant to purchase 1,000,000 shares of iVolution common stock for payment of services per a three month contract dated July 2008, valued at $112,000, fair value and amortized over the life of the contract.	-	-	112,000

Received a warrant to purchase 500,000 shares of iVolution common stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.	-	3,588	13,412

MICCO Group ("MICCO")
Received a warrant to purchase 1,000,000 shares of MICCO common stock for payment of services per a three month contract dated July 2008, valued at $6,000, fair value and amortized over the life of the contract.	-	-	6,000

Theater Xtreme Entertainment Group, Inc. ("TXEG")
Received 650,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $396,500, fair value and amortized over the life of the contract.	-	-	66,084

Received a warrant to purchase 500,000 shares of TXEG common stock for payment of services per one year contract dated July 2007, valued at $277,000, fair value and amortized over the life of the contract.	-	-	46,166

Received 2,500,000 shares of TXEG common stock for services per a one year contract dated July 2008, valued at $175,000, fair value and amortized over the life of the contract.	-	-	175,000

Total Non-Affiliates	$-	$3,588	$888,328

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 7 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

	For the Year Ending April 30, 2011	For the Year Ending April 30, 2010	For the Year Ending April 30, 2009

Affiliates
PR Specialists, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	$1,458	$1,042	$-

BFAG V, Inc. ("BFAG V")
Received 1,900,000 shares of BFAG V common stock for payment of services per a three month contract dated November 2009 valued at $1,900, fair value and amortized over the life of the contract.	-	1,900	-

Multi-View Technologies ("MVT")
Received 2,000,000 shares of MVT common stock for payment of services per three month contract dated July 2008, valued at $20,000, fair value and amortized over the life of the contract.	-	-	20,000

Received a warrant to purchase 500,000 shares of MVT common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	-	250	750

Dominion Capital Management ("DCMC")
Received a warrant to purchase 1,000,000 shares of DCMC common stock for payment of services per a three month contract dated April 2008, valued at $5,000, fair value and amortized over the life of the contract.	-	-	5,000

Received a warrant to purchase 500,000 shares of DCMC common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	-	250	750

Total Affiliates	1,458	3,442	26,500

Total Management Services Revenue	$1,458	$7,030	$914,828

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	April 30, 2011	April 30, 2010
Notes payable
Notes payable. D&O Insurance Premium. Interest accrued at 9.2% for a period of ten (10) months. Payable in ten monthly Installments of $2,414 per month.	$24,610	$23,154

Notes payable	$24,610	$23,154

Notes payable, related parties
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 12)	$332,068	$297,372

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related parties. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010 – In Default. (NOTE 12)	14,802	20,000

Notes payable, related parties	$396,870	$367,372

NOTE 9 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of April 30, 2011 and 2010, these advances totaled $19,000 and $22,000, respectively.

NOTE 10 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan (“Plan”) for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan. As of April 30, 2011, 1,000,000 are available for issuance under the Plan.

The Plan has a term of 10 years and no Option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the Award Agreement. If for any reason other than death or disability, an Optionee of the Plan who at time of the grant of an Option under the Plan was an Employee ceases to be an Employee (such event being called a “Termination”), Options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the Option would result in liability for the Optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which Optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option).

During the year ending April 30, 2011, 2010 and 2009, the Company recognized $7,633, $5,088 and $1,051,136, respectively, of stock-based compensation expense. As of April 30, 2011, all compensation expense related to non-vested market-based share awards has been expensed. There were no employee stock options issued by the Company prior to May 1, 2006.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2008:

	Stock Options Outstanding
			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, April 30, 2008	125,000	$2.00	1.00	$31,250

Granted	1,925,000	$0.53	-
Rescinded	(925,000)	$1.05
Exercised	(375,000)	$0.20	-

Outstanding, April 30, 2009	750,000	$0.29	4.75	$217,500

Expired	(100,000)	$0.87

Outstanding, April 30, 2010	650,000	$0.20	8.82	$130,000

Expired	(50,000)	$0.20	7.82

Exercisable, April 30, 2011	600,000	$0.20	7.82	$120,000

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

In February 2009, the Company granted 10-year options to purchase 725,000 shares of its common stock at a fair value of $185,982 to executive officers, advisory board members and employees. The Company recognized expense of $173,260, $5,088 and $7,633 for the year ended April 30, 2009, 2010 and 2011, respectively.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 11 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 60,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2011 and 2010, 5,912,426 and 6,412,426 shares were issued and outstanding, respectively. See Note 14 – Subsequent Events.

Common Stock

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

During the year ended April 30, 2011, the Company recognized $7,633 of share-based compensation expense.

In March 2011, the Company finalized a settlement of the McCrae (“Plaintiff”) lawsuit, whereby the Plaintiff would return 500,000 shares of Universal Capital Management, Inc. common stock to the Company in exchange for a warrant to purchase 42,500 shares of Lightwave Logic, Inc. at an exercise price of $0.25 per share, expiring in February 2012, which the Company held as an investment. The legal documents were executed and the transaction was complete in March 2011. The Company has determined that the settlement should be accounted for at fair value of instruments received and instruments paid with a resulting gain or loss on settlement. The Company utilized the Black-Scholes model and as a result, recorded a $65,000 gain on settlement and decrease of its common stock and additional paid in capital of $500 and $64,500, respectively in the accompanying financial statements for the year ended April 30, 2011 – See Note 13 – Contingencies.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ending April 30, 2011, an officer loaned the Company $24,696 for operating expenses and is included in the Notes payable, related parties.

Notes payable, related parties were $396,870 and $367,372 at April 30, 2011 and 2010, respectively – See Note 8.

At the end of April 30, 2011 and 2010, accounts payable, related parties are $7,213 and $7,213 respectively.

In February 2009 the Company’s brokerage accounts were frozen – See Note 13 - Contingencies. At that time, the Company’s operational activities were funded by the sale of its liquid portfolio company common stock in the open market. In order to continue Company operations, an officer agreed to sell personal shares of portfolio company common stock that he owned to fund the Company’s operations until such time as the Company’s brokerage accounts were un-frozen, with a stipulation that he would receive from the Company the same number of shares that he sold at a future time.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 12 – RELATED PARTY TRANSACTIONS (CONTINUED)

In September 2009, 164,070 shares owed to the officer were returned to him in repayment for a total of $78,000 that he loaned to the Company, from February to April 2009, from the sale of his personal portfolio company stock.

NOTE 13 – CONTINGENCIES

McCrae Associates, LLC Lawsuit

In July 2006, McCrae Associates, LLC (“McCrae) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees and punitive damages. The Company is vigorously defending the action and has filed a counter-claim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of shares to McCrae and to recover monetary damages on fraud and breach of contract theories. The Company also filed similar claims in the Chancery Court in Wilmington, Delaware seeking to rescind the issuance of 200,000 shares of common stock to Liberator, LLC, and a company it believes is controlled by Stephen Funk. Recently, the parties agreed to the voluntary dismissal of the action in Delaware with the express understanding that Liberator would be bound by the decision of the Court in Connecticut with respect to the McCrae shares. Recent efforts by the Company and McCrae to settle the litigation have been unsuccessful and the parties have commenced discovery.

In February 2011, the Company agreed to a settlement regarding the McCrae Associates, LLC lawsuit. In exchange for settlement of the lawsuit, the Company exchanged a warrant to purchase 42,500 shares of Lightwave Logic, Inc. common stock at an exercise price of $0.25 per share, expiring February 2012 for 500,000 shares of the Company’s common stock that McCrae holds. The legal documents were executed and the transaction was complete in March 2011. The Company has determined that the settlement should be accounted for at fair value of instruments received and instruments paid with a resulting gain or loss on settlement. As a result, the Company has recorded a $65,000 gain on settlement in the accompanying financial statements as of April 30, 2011 – See Note 11 – Capital Share Transactions.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

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

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of April 30, 2011 and 2010.

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

The Company was seeking judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined. In March 2011, MICCO filed a motion to dismiss and in June 2011, the courts denied this motion to dismiss. See Note 14 – Subsequent Events.

NOTE 14 – SUBSEQUENT EVENTS

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a Business Development Company (“BDC”). The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC.

We have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company will be managed so it will not be deemed to be an investment company as defined in the 1940 Act. Our company will maintain its registration under the 1934 Act and we will continue to be obligated to file regular reports as required thereunder.

We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of equity method investees. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several target companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date.

On March 16, 2012, pursuant to a private offering, the registrant issued 7,375,000 shares of its restricted common stock, in exchange for officer and director services performed by the registrant’s current and former directors and officers, and professional services provided by the registrant’s service providers. The shares were valued at the quoted trade price on the grant date of $0.27 per share for a total expense of $1,991,250.

On August 12, 2012, the Company privately issued 1,500,000 shares of its restricted common stock, in exchange for services performed by two consultants for the Company. The shares were valued at the quoted trade price of $0.14 per share on the grant date resulting in an expense of $210,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On August 21, 2012, the Company privately issued 2,200,000 shares of its restricted common stock, in exchange for services performed by the Company’s current and former employees and professional service providers. The shares were valued at the quoted trade price of $0.07 per share on the grant date resulting in an expense of $154,000.

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

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock are contingently returnable and not considered outstanding as of May 24, 2013.

The 5,000,000 shares specified in the MOU were valued at $0.07 per share (closing bid price of Universal on August 21, 2012) or a total of $350,000. Additionally, the $100,000 of cash consideration was not paid within the 15 day period specified, nor was the $400,000 paid within the 60 day requirement.

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

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000, the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion. Additionally, 1) in February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, 2) in March 2013, the Company paid New Bastion $15,000, 3) in April 2013, the Company paid New Bastion $20,000, and 4) in May 2013, the Company paid New Bastion $20,000, net of $3,500 of expenses paid, all of these in accordance with the August 22, 2012 MOU. As a result of the payments, the original $500,000 balance owed to New Bastion has been reduced to $195,000 as of May 24, 2013.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through May 24, 2013, the Company received subscriptions of 6,200,000 shares of common stock for $620,000 of gross proceeds. The securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

In relation to the MICCO World, Inc. lawsuit (See Note 13 – Contingencies), on June 25, 2012, the Company dismissed the suit against the defendants with prejudice.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2011, 2010 AND 2009

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On May 3, 2013, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Department of State of Delaware increasing the total number of shares of stock that the Company shall have authority to issue from Twenty Million (20,000,000) shares of Common Stock, one-tenth of one cent ($0.001) par value per share to Sixty Million (60,000,000) shares of Common Stock, one-tenth of one cent ($0.001) par value per share. As a result, these financial statements have been retroactively restated for this change in capital structure.

NOTE 15 – RESTATEMENT

The Company’s Financial Statements included in an Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Original Report”) filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011 were not audited by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-K/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not audited by the Company’s Independent Registered Public Accounting Firm.

As a result of the audit, there were several adjustments to the Company’s April 30, 2011 Financial Statements included in the Original Report including the following principal items:

a)	$1,674,000 income tax provision as the result of a valuation allowance against deferred tax assets.
b)	$188,000 income tax provision as the result of a valuation allowance against current tax assets
c)	$309,008 bad debt expense related to affiliate investments.
d)	$338,325 loss on impairment of portfolio stock.
e)	$78,000 for net unrealized depreciation on investments.
f)	$20,613 gain on settlement of investments
g)	$16,637 realized gain on investments
h)	$18,293 increase in various other expenses

The resulting effect of the restatement in 2011 is: (1) a reduction of total assets of $2,460,454 from $3,072,008 to $611,gert554, (2) an increase in total liabilities of $145,173 from $1,302,372 to $1,447,545 (3) a decrease in net assets of $2,605,627 from a net asset amount of $1,769,636 to a net liability amount of ($835,991), (4) an increase in the net decrease of net assets resulting from operations of $2,568,376 from ($2,384,564) to ($4,952,940), and (5) an increase in the net decrease in net assets from operations per share of ($0.40) from ($0.38) to ($0.78) per share Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12, 13 and 14 have also been revised accordingly.