Form 10-Q/A
period 2010-07-31
Universal Capital Management, Inc.
filed 2013-06-10
CIK 1308569

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐.  No ☒.

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

The number of shares of the registrant’s Common Stock issued as of June 6, 2013 was 43,187,426. Of this amount, 28,187,426 were outstanding and 15,000,000 were contingently returnable in accordance with specified conditions to be met in the future per a joint venture agreement.

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended July 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on September 14, 2010.  The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report.  We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted.  There were several adjustments to the Company’s July 31, 2010 Financial Statements included in the Original Report including the following principal items:

a)

$1,121,000 income tax provision as the result of a valuation allowance against deferred tax assets.

b)

$284,500 bad debt expense related to affiliate investments.

c)

$338,325 loss on impairment of portfolio stock.

d)

$1,885,975 for net unrealized depreciation on investments.

The resulting effect of the restatement of the Financial Statements for the period ended July 31, 2010 is: (1) a reduction of total assets of $3,628,800 from $4,857,022 to $1,228.222 at July 31, 2010, (2) a decrease in net assets of $3,628,800 from a net asset amount of $3,688,672 to a net asset amount of $59,872 at July 31, 2010, (3) a net decrease of net assets resulting from operations of $3,628,799 from a net decrease of ($486,916) to a net decrease of ($4,115,715) for the three months ended July 31, 2010 and (4) a net decrease in net assets from operations per share of ($0.56) from ($0.08) to ($0.64) per share for the three months ended July 31, 2010. Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12 and 13 have also been revised accordingly.

2.

The Financial Statements contained in Part I. Item 1 of the Original Report are deleted in their entirety and replaced with the Financial Statement contained in Part I. Item 1 of this Amended Report.

3.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I. Item 2 of the Original Report is deleted in its entirety and replaced with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II. Item 2 of this Amended Report.

4.

The information contained in Part II. Item 6 Exhibits of the Original Report is revised only to reflect the filing of currently dated certifications of our principal executive officer and our principal financial officer, which are attached to this Amended Report.

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

	PART II - OTHER INFORMATION

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

During the period covered by this report, our Company was a non-diversified, close-ended management investment company that had elected to be treated as a business development company (BDC) under the 1940 Act.  We assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace.  This included assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts.  Our niche was to assist young companies prepare themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing.  Since we had differing clients in varied industries, our overall portfolio is extremely diversified, which we believed enabled us to offer investors who invest in us a potentially higher return with less risk.  For our management services we received a block of common stock which could result in a financial windfall for us and our shareholders.

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC as of November 1, 2011.  However, during the period covered by this amended quarterly report on Form 10-Q/A, July 31, 2010, the Company is reporting as a BDC.

Subsequent to November 1, 2011, we have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company will be managed so it will not be deemed to be an investment company as defined in the 1940 Act and will maintain its registration under the 1934 Act and continue to be obligated to file regular reports as required thereunder.

Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products.  As of the date of this Form 10-Q/A, we have generated limited revenues and do not rely on any principal products. While the Company has received limited revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At July 31, 2010	At April 30, 2010
TOTAL ASSETS	$ 1,228,222	$ 5,375,880
NET ASSETS	$ 59,872	$ 4,174,316
NET ASSET VALUE PER SHARE	$ 0.01	$ 0.65
NET UNREALIZED APPRECIATION (DEPRECIATION) ON INVESTMENTS	($1,432,518)	$ 1,341,128

The changes in total assets, net assets and net asset value per share for the three months ending July 31, 2010 were primarily attributable to:

•

$2,435,321 net unrealized depreciation on investments.

•

$864,000 income tax provision as the result of a valuation allowance against deferred tax assets.

•

$284,500 bad debt expense related to affiliate investments.

•

$338,325 loss on impairment of portfolio stock.

At July 31, 2010 and April 30, 2010, $1,203,487 or approximately 2,000% and $4,179,222 or approximately 100% of our net assets, respectively, consisted of investments, of which cumulative net unrealized depreciation was $1,432,518 at July 31, 2010 and cumulative net unrealized appreciation was $1,341,128 at April 30, 2010.

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

Total operating expenses for the three months ending July 31, 2010 were $429,835, the principal components of which were bad debt expense of $284,050, salaries and wages of $66,065, professional fees of $30,010 and insurance of $24,379.  The bad debt expense related to an allowance recorded for due from affiliate receivables.  By comparison, total operating expenses for the three months ending July 31, 2009 were $192,215, the principal components of which were professional fees of $74,854, payroll of $61,612, insurance of $28,471, interest of $8,585 and other general and administrative expenses of $18,693.

Our Company realized a loss from operations of $1,285,724 for the three months ending July 31, 2010 compared to a loss from operations of $215,198 for the three months ending July 31, 2009.  The increase in the loss was attributable to an $864,000 income tax provision related to a valuation allowance against deferred tax assets.

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

At July 31, 2010, $1,068,400 or 89% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Universal Capital Management, Inc.

June 7, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2010

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2010 (As Restated – Note 14)	April 30, 2010
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $509,861 and $525,951)	$692,878	$1,052,042
Affiliate investments (cost: $2,126,143 and $2,312,143)	510,609	3,127,180
Total Investments	1,203,487	4,179,222

Cash and cash equivalents	2,384	6,567
Receivables:
Due from non-affiliates	-	11,601
Due from affiliates (net of allowance: $284,500 and $3,500)	-	228,678
Total Receivables	-	240,279

Prepaid expenses	19,145	26,131
Property and equipment, net	2,106	2,581
Deferred income tax	-	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$1,228,222	$5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$316,676	$320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	201,899	193,802
Income taxes payable	73,000	132,000
Advances from shareholders	22,000	22,000
Notes payable	14,097	23,154
Notes payable, related parties	391,372	367,372
Accrued interest	92,050	92,050
Deferred revenue - affiliates	958	1,458
Accrued interest, related parties	49,085	41,730

TOTAL LIABILITIES	1,168,350	1,201,564

CONTINGENCIES (NOTE 12)

NET ASSETS	$59,872	$4,174,316

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 60,000,000 shares authorized;6,412,426 shares issued and outstanding at July 31, 2010 and April 30, 2010	$6,412	$6,412
Additional paid-in capital	6,215,474	6,214,202
Accumulated income:
Accumulated net operating income	453,079	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,077,903)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation (depreciation) of investments	(1,432,518)	1,341,128

Net Assets	$59,872	$4,174,316

Equivalent per share value based on 6,412,426 shares of capital stock outstanding as of July 31, 2010 and April 30, 2010	$0.01	$0.65

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three
	Months Ending
	July 31, 2010	For the Three
	(As Restated –	Months Ending
	Note 14)	July 31, 2009
	(Unaudited)	(Unaudited)
INCOME
Management services
Non-affiliates	$-	$3,588
Affiliates	500	500
Total Management Services	500	4,088

Interest income	-	504
Accounting services
Affiliates	7,200	3,000
Total Accounting Services	7,200	3,000

Other Income
Affiliates	411	-

TOTAL INCOME	8,111	7,592

OPERATING EXPENSE
Bad debt	284,500	-
Salaries and wages	66,065	61,612
Professional fees	30,010	74,854
Insurance	24,379	28,471
Interest expense	7,958	8,585
General and administrative	16,448	18,218
Depreciation	475	475
TOTAL OPERATING EXPENSE	429,835	192,215

Loss before income taxes and related interest	(421,724)	(184,623)

Income tax provision	(864,000)	(24,000)
Interest expense	-	(6,575)

NET LOSS FROM OPERATIONS	(1,285,724)	(215,198)

Net realized and unrealized gains (losses):
Gain (loss) on disposal of portfolio stock	(56,346)	14,404
Loss on impairment of portfolio stock	(338,325)	-
Unrealized appreciation (depreciation) on investments	(2,435,321)	253,993

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,115,715)	$53,199

Net increase (decrease) in net assets from operations per share:
Basic	$(0.64)	$0.01
Diluted	$(0.64)	$0.01

Weighted average shares:
Basic	6,412,426	6,412,426
Diluted	6,412,426	6,412,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Three
	Months Ending
	July 31, 2010	For the Three
	(As Restated – Note 14)	Months Ending July 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(4,115,715)	$53,199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(25,484)
Exercise of warrants	-	(4,000)
Proceeds from sale of stock	145,743	185,280
Gain (loss) on sale of portfolio stock	56,346	(14,404)
Investment securities received in exchange for management services	(500)	(4,088)
Depreciation expense	475	475
Bad debt expense	284,500	-
Stock based compensation expense	1,271	1,272
Net unrealized (appreciation) depreciation and impairment on investments	2,773,646	(253,993)
Deferred income taxes	920,000	(212,000)
Current income taxes	(59,000)	236,000
(Increase) decrease in assets:
Notes receivable affiliates	-	(505)
Receivables non-affiliates	-	(3,195)
Due from affiliates	(55,822)	(1,058)
Due from non-affiliates	11,601	-
Prepaid expenses	6,986	416
Increase (decrease) in liabilities:
Accounts payable	(4,135)	(31,905)
Accrued expenses	8,123	(3,000)
Accrued interest	-	(30,612)
Accrued interest, related parties	7,356	7,673
Net cash used in operating activities	(19,126)	(99,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	116,000
Repayment of debt	(9,057)	(24,177)
Proceeds from promissory note - related parties	24,000	-
Net cash provided by financing activities	14,943	91,823

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,183)	(8,106)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,567	15,431
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,384	$7,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$3,000	$-
CASH PAID FOR INTEREST	$-	$-

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three
	Months Ending
	July 31, 2010	For the Three
	(As Restated –	Months Ending
	Note 14)	July 31, 2009
	(Unaudited)	(Unaudited)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(4,115,715)	$53,199

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	1,271	1,272

NET CAPITAL SHARE TRANSACTIONS	1,271	1,272

TOTAL INCREASE (DECREASE)	(4,114,444)	54,471

NET ASSETS, BEGINNING OF PERIOD	4,174,316	4,268,861

NET ASSETS, END OF PERIOD	$59,872	$4,323,332

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	July 31, 2010 (As Restated – Note 14)	July 31, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$0.65	$0.67

Net income (loss) from operations, net of taxes (1)	(0.20)	(0.02)
Net realized loss on investments, net of taxes (1)	(0.06)	0.02
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.38)	-
	(0.64)	-

Net asset value, end of period	$0.01	$0.67

Per share market value, end of period	$0.20	$0.42

Investment return, based on net asset value at end of period	-98.74%	0.00%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$59,872	$4,323,332

Ratio of expenses to average net assets	81.21%	17.90%
Ratio of Income (loss) from operations to average net assets	-242.92%	-20.04%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,412,426

————————

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JULY 31, 2010

(UNAUDITED)

		Date of	% of	Units Held	Method of		Value at	% of
	Business	Acquisition	Portfolio	at July 31, 2010	Valuation (1)	Cost	July 31, 2010	Net Assets
Affiliate Investments (2)
PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Vystar Corporation (4)(6)	Natural rubber latex	May-09	7.33%	100,238	(M)	190,191	88,209	147.33%
	products	Mar-10	35.10%	600,000 (5)	(M)	1,201,000	422,400	705.51%

Warrant to purchase 500,000 shares of Vystar Corporation common stock, expiring April 30, 2013 (5)(6)	Natural rubber latex products	Jul-08	0.00%	500,000	(I)	193,000	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		42.43%			2,126,143	510,609	852.84%

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF JULY 31, 2010

(UNAUDITED)

		Date of	% of	Units Held	Method of		Value at	% of
	Business	Acquisition	Portfolio	at July 31, 2010	Valuation (1)	Cost	July 31, 2010	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	3.90%	31,462	(M)	32,561	46,878	78.32%

Warrant to purchase 500,000 shares of Lightwave Logic,Inc. common stock, expiring February 2013 (5)(6)(7)	Plastics engineering	Feb-08	53.67%	500,000	(I)	348,000	646,000	1078.97%
Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	500,000	(I)	17,000	-	0.00%

Other (5)(6)(7)	Various	May-09	0.00%	3,000	(C)	300	-	0.00%

	Total Investments in Non-Affiliates		57.57%			509,861	692,878	1157.29%

	Total Investments		100.00%			$2,636,004	$1,203,487	2010.13%

	Cash and other assets, less liabilities						(1,143,615)	-1910.12%

	Net assets at July 31, 2010						$59,872	100.00%

————————

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

(5)

Restricted securities - illiquid securities; total illiquid securities of $1,068,400 represents 89% of total investments as of July 31, 2010.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF APRIL 30, 2010

				Number of
		Date of	% of	Units Held	Method of		Value at	% of
	Business	Acquisition	Portfolio	at April 30, 2010	Valuation (1)	Cost	April 30, 2010	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	1.91%	52,462	(M)	48,651	79,742	1.91%

Warrant to purchase 500,000 shares of Lightwave Logic, Inc. common stock, expiring February 2013 (5)(6)(7)	Plastics engineering	Feb-08	16.26%	500,000	(I)	348,000	679,000	16.27%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	5.76%	1,000,000	(I)	112,000	241,000	5.77%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	1.21%	500,000	(I)	17,000	52,000	1.25%

Other (5)(6)(7)	Various	May-09	0.01%	3,000	(C)	300	300	0.01%

	Total Investments in Non-Affiliates		25.15%			525,951	1,052,042	25.21%

	Total Investments		100.00%			$2,838,094	$4,179,222	100.14%

	Cash and other assets, less liabilities						(4,906)	-0.14%

	Net assets at April 30, 2010						$4,174,316	100.00%

————————

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business and Going Concern

“During the period covered by these financial statements, Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) was a business development company (“BDC”). During this period, the Company was a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940. We assist early stage development companies in all aspects of the planning process from inception to entering the public marketplace. This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts. Our niche is to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing. Since we have differing clients in varied industries, our overall portfolio is extremely diversified, which we believe enables us to offer investors who invest in us a potentially higher return with less risk. For our management services we receive a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders. The Company refers to companies in which it invests as “portfolio companies.” See Subsequent Events Note 14.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended July 31, 2010, the Company has had a net decrease in net assets from operations and net cash used in operating activities of $4,115,715 and $19,126, respectively, and as of July 31, 2010, has net assets of $59,872. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending July 31, 2010 are not necessarily indicative of operating results expected for the full year.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

common stock. The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.

The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. There was no provision for doubtful accounts as of July 31, 2010 and April 30, 2010, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock. Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. During the three months ended July 31, 2010, the Company charged a direct write-off of $284,500 to bad debt expense.

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was $284,500 for the three months ended July 31, 2010.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management Services (Continued)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

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

AS OF JULY 31, 2010

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

As described in Note 1, an amendment to ASC 820-10 was issued in January 2010. This amendment is effective for interim reporting periods beginning after December 15, 2009. The Company adopted this amendment on February 1, 2010 and it did not have a material affect on its financial statements.

At July 31, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2010	(Level 1)	(Level 2)	(Level 3)
Investments
Affiliate investments	$510,609	$510,609	$-	$-
Non-affiliate investments	692,878	46,878	-	646,000

Total Investments in securities	$1,203,487	$557,487	$-	$646,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending July 31, 2010:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2010	$1,122,300

Transfers into Level 3	1,890,000	(1)
Total unrealized losses included in change in net assets	(2,366,300)

Ending Balance, July 31, 2010	$646,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(2,435,321)

(1) Transfer in of $640,000 for BF Acquisition Group, $1,250,000 for PR Specialists.

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	July 31, 2010	April 30, 2010

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 5 – DUE FROM AFFILIATED COMPANIES

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

During the three months ended July 31, 2010, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $284,500 in the accompanying unaudited financial statements and a wrote off the previous allowance against a $3,500 receivable.

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

	July 31, 2010	April 30, 2010

Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009,valued at $2,500, fair value and amortized over the life of the contract.	$958	$1,458

Total Affiliates	958	1,458

Total Deferred Revenue	$958	$1,458

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the	For the
	Three Months	Three Months
	Ending	Ending
	July 31, 2010	July 31, 2009
Non-Affiliates
iVolution Medical Systems ("iVolution")
Received a warrant to purchase 500,000 shares of iVolution common stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life	$-	$3,588

Total Non-Affiliates	$-	$3,588

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2010	April 30, 2010

Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	$14,097	$23,154

Notes payable	$14,097	$23,154

Notes payable, related parties
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 12)	$321,372	$297,372

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related parties. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 12)	20,000	20,000

Notes payable, related parties	$391,372	$367,372

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

During the three months ending July 31, 2010 and 2009, the Company’s net income was approximately $1,272 and $1,272 lower as a result of stock-based compensation expense. As of July 31, 2010, there was approximately $6,362 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2011.

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2010	650,000	$0.20	8.82	$130,000

No activity

Outstanding, July 31, 2010	625,000	$0.20	8.57	$-

Exercisable, July 31, 2010	625,000	$0.20	8.57	$130,000

NOTE 10 – CAPITAL SHARE TRANSACTIONS

During the three months ending July 31, 2010, the Company recognized $1,271 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $391,372 and $367,372 at July 31, 2010 and April 30, 2010, respectively (See Note 8 – Advances from Shareholders).

The total of expenses owed to the officers are $7,213 at July 31, 2010 and April 30, 2010, and are recorded as an accounts payable, related parties.

NOTE 12 – CONTINGENCIES

McCrae Associates, LLC Lawsuit

In July 2006, McCrae Associates, LLC (“McCrae) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees and punitive damages. The Company is vigorously defending the action and has filed a counter-claim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of shares to McCrae and to recover monetary damages on fraud and breach of contract theories. The Company also filed similar claims in the Chancery Court in Wilmington, Delaware seeking to rescind the issuance of 200,000 shares of common stock to Liberator,

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 12 – CONTINGENCIES (CONTINUED)

LLC, a company it believes is controlled by Stephen Funk. Recently, the parties agreed to the voluntary dismissal of the action in Delaware with the express understanding that Liberator would be bound by the decision of the Court in Connecticut with respect to the McCrae shares. Recent efforts by the Company and McCrae to settle the litigation have been unsuccessful and the parties have commenced discovery. See Subsequent Events Note 13.

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

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2010.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 12 – CONTINGENCIES (CONTINUED)

The Company was seeking judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined. In March 2011, MICCO filed a motion to dismiss and in June 2011, the courts denied this motion to dismiss. See Note 13 – Subsequent Events.

Unpaid Taxes and Penalties

At July 31, 2010, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $172,066. The interest and penalties are included as accrued expenses in the accompanying financial statements at July 31, 2010. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 13 – SUBSEQUENT EVENTS

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

On August 22, 2012, the Company entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 5,000,000 newly issued restricted shares of Universal issued upon the execution of the MOU and

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

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

In relation to the MICCO World, Inc. lawsuit (See Note 12 – Contingencies), on June 25, 2012, the Company dismissed the suit against the defendants with prejudice.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2010

NOTE 14 – RESTATEMENT

The Company’s Financial Statements included in an Quarterly Report on Form 10-Q for the period ended July 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on September 14, 2010 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

There were several adjustments to the Company’s July 31, 2010 Financial Statements included in the Original Report including the following principal items:

e)	$1,121,000 income tax provision as the result of a valuation allowance against deferred tax assets.
f)	$284,500 bad debt expense related to affiliate investments.
g)	$338,325 loss on impairment of portfolio stock.
h)	$1,885,975 for net unrealized depreciation on investments.

The resulting effect of the restatement of the Financial Statements for the period ended July 31, 2010 is: (1) a reduction of total assets of $3,628,800 from $4,857,022 to $1,228.222 at July 31, 2010, (2) a decrease in net assets of $3,628,800 from a net asset amount of $3,688,672 to a net asset amount of $59,872 at July 31, 2010, (3) a net decrease of net assets resulting from operations of $3,628,799 from a net decrease of ($486,916) to a net decrease of ($4,115,715) for the three months ended July 31, 2010 and (4) a net decrease in net assets from operations per share of ($0.56) from ($0.08) to ($0.64) per share for the three months ended July 31, 2010. Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12 and 13 have also been revised accordingly.