Form 10-Q/A
period 2010-10-31
Universal Capital Management, Inc.
filed 2013-06-10
CIK 1308569

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

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended October 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on December 20, 2010.  The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report.  We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted.  There were several adjustments to the Company’s October 31, 2010 Financial Statements included in the Original Report including the following principal items:

a.

$1,541,000 income tax provision as the result of a valuation allowance against deferred tax assets.

b.

$301,622 bad debt expense related to affiliate investments.

c.

$364,125 loss on impairment of portfolio stock.

d.

$799,700 for net unrealized depreciation on investments.

The resulting effect of the restatement of the Financial Statements for the period ended October 31, 2010 is: (1) a reduction of total assets of $3,006,447 from $4,033,932 to $1,027,485, (2) a decrease in net assets of $3,005,446 from a net asset amount of $2,756,657 to a net liability amount of ($249,789), (3) a net decrease of net assets resulting from operations of $3,006,476 from a net decrease of $1,420,203 to a net decrease of $4,426,679 for the six months ended October 31, 2010, (4) a net decrease in net assets from operations per share of ($0.47) from ($0.22) to ($0.69) per share for the six months ended October 31, 2010, (5) a net increase of net assets resulting from operations of $623,353 from a net decrease of $934,287 to a net decrease of $310,934 for the three months ended October 31, 2010 and (6) a net increase in net assets from operations per share of $0.10 from ($0.15) to ($0.05) per share for the three months ended October 31, 2010. Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12 and 13 have also been revised accordingly.

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

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC as of November 1, 2011.  However, during the period covered by this amended quarterly report on Form 10-Q/A, October 31, 2010, the Company is reporting as a BDC.

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

Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products.  As of the date of this Form 10-K/A, we have generated limited revenues and do not rely on any principal products. While the Company has received limited revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several target companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date

Pursuant to the requirements of the Investment Company Act of 1940, as amended (“1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by our Company for which market quotations are not readily available. In making its determination, our Board of Directors may consider valuation appraisals provided by independent financial experts. Our Company expects to pay a professional fee each time such a valuation is provided. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ended October 31, 2010	At the Year Ended April 30, 2010
TOTAL ASSETS	$ 1,027,485	$ 5,375,880
NET ASSETS (LIABILITIES)	$ (249,789)	$ 4,174,316
NET ASSET (LIABILITY) VALUE PER SHARE	$ (0.04)	$ 0.65
NET UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS	$ (1,410,361))	$ 1,341,128

The changes in total assets, net assets and net asset value per share for the six months ending October 31, 2010 were primarily attributable to:

•

$2,387,364 net unrealized depreciation on investments.

•

$895,000 income tax provision as the result of a valuation allowance against deferred tax assets.

•

$301,622 bad debt expense related to affiliate investments.

•

$364,125 loss on impairment of portfolio stock.

•

At October 31, 2010 and April 30, 2010, $1,009,771 or approximately 405% and $4,179,222 or approximately 100% of our net assets (liabilities), respectively, consisted of investments, of which cumulative net unrealized depreciation was $1,410,361 at October 31, 2010 and cumulative net unrealized appreciation was $1,341,128 at April 30, 2010.

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

Total operating expenses for the three months ending October 31, 2010 were $182,491, the principal components of which were salaries and wages of $86,228, professional fees of $31,936, $24,472 of insurance expense and $17,122 of bad debt. By comparison, total operating expenses for the three months ending October 31, 2009 were $189,222, the principal components of which were salaries and wages of $53,834, professional fees of $43,074, bad debt of $33,514 and general and administrative expenses of $25,626.

The Company realized a loss from operations of $219,886 for the three months ending October 31, 2010, compared to a gain from operations of $438,407 for the three months ending October 31, 2009.  Included in the 2010 loss was a net tax provision of $31,000 as compared to a net tax benefit of $567,000 included in the 2009 gain.  Additionally, the 2009 gain included a $66,700 credit for fines and penalties.

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

Total operating expenses for the six months ending October 31, 2010 were $612,326, the principal components of which were $301,622 of bad debt expense, $152,293 of salaries and wages, professional fees of $61,946, $48,851 of insurance expense and $31,080 of other general and administrative expense. By comparison, total operating expenses for the six months ending October 31, 2009 were $381,437, the principal components of which were bad debt of $33,514, professional fees of $117,928, payroll of $115,446, insurance of $53,473, interest of $16,282 and other general and administrative expenses of $43,844.

Our Company realized a loss from operations of $1,505,610 for the six months ending October 31, 2010, compared to a gain from operations of $223,209 for the six months ending October 31, 2009.  Included in the 2010 loss is a net tax provision of $895,000 as a result of a valuation allowance against deferred tax assets.  Included in the 2009 gain is a net tax benefit of $543,000.

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

At October 31, 2010, $652,000 or 65% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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
Michael D. Queen, CEO
Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2010

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2010 As Restated – Note 14	April 30, 2010
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $508,379 and $525,951)	$697,371	$1,052,042
Affiliate investments (cost: $1,911,752 and $2,312,143)	312,400	3,127,180
Total Investments	1,009,771	4,179,222

Cash and cash equivalents	3,318	6,567
Receivables:
Due from non-affiliates	-	11,601
Due from affiliates (net of allowance: $0 and $3,500)	-	228,678
Total Receivables	-	240,279

Prepaid expenses	11,665	26,131
Property and equipment, net	1,631	2,581
Deferred income tax	-	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$1,027,485	$5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$337,815	$320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	249,747	193,802
Income taxes payable	102,500	132,000
Advances from shareholders	22,000	22,000
Notes payable	7,119	23,154
Notes payable, related parties	402,068	367,372
Deferred revenue - affiliates	458	1,458
Accrued interest	92,050	92,050
Accrued interest, related parties	56,304	41,730

TOTAL LIABILITIES	1,277,274	1,201,564

CONTINGENCIES (NOTE 13)

NET ASSETS (LIABILITIES)	$(249,789)	$4,174,316

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $0.001 par value, 60,000,000 shares authorized;6,412,426 shares issued and outstanding at October 31, 2010 and April 30, 2010	$6,412	$6,412
Additional paid-in capital	6,216,746	6,214,202
Accumulated income:
Accumulated net operating income	233,193	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,191,107)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation (depreciation) of investments	(1,410,361)	1,341,128

Net Assets (Liabilities)	$(249,789)	$4,174,316

Equivalent per share value based on 6,412,426 shares of common stock outstanding as of October 31, 2010 and April 30, 2010	$(0.04)	$0.65

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ending		Months Ending
	October 31,	For the Three	October 31,	For the Six
	2010	Months Ending	2010	Months Ending
	(As Restated – Note 14)	October 31, 2009	(As Restated – Note 14)	October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME
Management services
Non-affiliates	$-	$-	$-	$3,588
Affiliates	500	-	1,000	500
Total Management Services	500	-	1,000	4,088

Interest income	-	504	-	1,008
Accounting services
Affiliates	6,000	-	13,200	3,000
Total Accounting Services	6,000	-	13,200	3,000

Other Income
Affiliates	239	-	650	-

TOTAL INCOME	6,739	504	14,850	8,096

OPERATING EXPENSE
Bad debt	17,122	33,514	301,622	33,514
Salaries and wages	86,228	53,834	152,293	115,446
Professional fees	31,936	43,074	61,946	117,928
Insurance	24,472	25,002	48,851	53,473
Interest expense	7,629	7,697	15,587	16,282
General and administrative	14,632	25,626	31,080	43,844
Depreciation	472	475	947	950
TOTAL OPERATING EXPENSE	182,491	189,222	612,326	381,437

Loss before income taxes and related interest	(175,752)	(188,718)	(597,476)	(373,341)

Income tax benefit (provision)	(31,000)	567,000	(895,000)	543,000
Fines and penalties	(13,134)	66,700	(13,134)	66,700
Interest expense	-	(6,575)	-	(13,150)

NET INCOME (LOSS) FROM OPERATIONS	(219,886)	438,407	(1,505,610)	223,209

Net realized and unrealized gains (losses):
Loss on disposal of portfolio stock	(113,204)	(174,576)	(169,550)	(160,172)
Loss on impairment of portfolio stock	(25,800)	-	(364,125)	-
Unrealized appreciation (depreciation) on investments	47,957	(1,088,187)	(2,387,364)	(834,194)

NET DECREASE IN NET ASSETS (LIABILITIES)RESULTING FROM OPERATIONS	$(310,934)	$(824,356)	$(4,426,649)	$(771,157)

Net decrease in net assets (liabilities)
from operations per share:
Basic	$(0.05)	$(0.13)	$(0.69)	$(0.12)
Diluted	$(0.05)	$(0.13)	$(0.69)	$(0.12)

Weighted average shares:
Basic	6,412,426	6,412,426	6,412,426	6,412,426
Diluted	6,412,426	6,412,426	6,412,426	6,412,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Six
	Months Ending
	October 31,	For the Six
	2010	Months Ending
	(As Restated – Note 14)	October 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets resulting from operations	$(4,426,649)	$(771,157)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(50,091)
Exercise of warrants	-	(4,000)
Proceeds from sale of stock	274,212	348,389
Loss on sale of portfolio stock	169,550	160,172
Acquisition of warrants for sale of stock	(25,800)	-
Investment securities received in exchange for management services	(1,000)	(4,088)
Depreciation expense	950	950
Stock based compensation expense	2,544	2,544
Bad debt expense	301,622	33,514
Net unrealized depreciation and impairment on investments	2,751,489	834,194
Deferred income taxes	920,000	(603,000)
Current income taxes	(29,500)	55,000
(Increase) decrease in assets:
Notes receivable affiliates	-	(1,009)
Receivables non-affiliates	-	(3,195)
Due from affiliates	(72,944)	(51,903)
Due from non-affiliates	11,601	(1,069)
Prepaid expenses	14,466	105
Increase (decrease) in liabilities:
Accounts payable	17,030	(25,298)
Accrued expenses	55,945	(66,700)
Accrued interest	-	(24,037)
Accrued interest, related parties	14,574	14,954
Net cash used in operating activities	(21,910)	(155,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	126,000
Repayment of debt	(16,035)	(24,177)
Proceeds from promissory note - related parties	34,696	50,000
Net cash provided by financing activities	18,661	151,823

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,249)	(3,902)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,567	15,431
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,318	$11,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
CASH PAID FOR INCOME TAXES	$4,500	$5,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of promissory notes with portfolio stock	$-	$106,000
Settlement of promissory note with portfolio stock, related party	$-	$78,000

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Six
	Months Ending
	October 31,	For the Six
	2010	Months Ending
	(As Restated – Note 14)	October 31, 2009
	(Unaudited)	(Unaudited)

NET DECREASE IN NET ASSETS (LIABILITIES) RESULTING FROM OPERATIONS	$(4,426,649)	$(771,157)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	2,544	2,544

NET CAPITAL SHARE TRANSACTIONS	2,544	2,544

TOTAL DECREASE	(4,424,105)	(768,613)

NET ASSETS, BEGINNING OF PERIOD	4,174,316	4,268,861

NET ASSETS (LIABILITIES), END OF PERIOD	$(249,789)	$3,500,248

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	October 31, 2010 (As Restated – Note 14)	October 31, 2009

PER SHARE INFORMATION

Net asset value, beginning of period	$0.65	$0.67

Net income (loss) from operations, net of taxes (1)	(0.23)	0.02
Net realized loss on investments, net of taxes (1)	(0.08)	(0.02)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.38)	(0.12)
Net increase from stock transactions (1)	-	-
	(0.69)	(0.12)

Net asset value, end of period	$(0.04)	$0.55

Per share market value, end of period	$0.20	$0.48

Investment return, based on net asset value at end of period	-105.99%	-17.91%

RATIO/SUPPLEMENTAL DATA

Net assets (liabilities), end of period	$(249,789)	$3,500,248

Ratio of expenses to average net assets	124.82%	15.98%
Ratio of net income (loss) from operations to average net assets (liabilities)	-306.91%	34.00%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,412,426

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF OCTOBER 31, 2010

(UNAUDITED)

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	October 31, 2010	Valuation (1)	Cost	October 31, 2010	Net Assets
Affiliate Investments (2)
PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

Vystar Corporation (4)(5)(6)	Natural rubber latex	May-09	30.95%	550,000	(M)	1,151,000	312,400	-125.07%
Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex products
500,000 warrants expiring April 30, 2013(5)(6)		Jul-08	0.00%	500,000	(I)	193,000	-	0.00%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	0.00%	50,000	(I)	25,800	-	0.00%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%
Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000	(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		30.95%			1,911,752	312,400	-125.07%

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF OCTOBER 31, 2010

(UNAUDITED)

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	October 31, 2010	Valuation (1)	Cost	October 31, 2010	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	4.53%	29,462	(M)	31,079	45,371	-18.14%

Warrant to purchase 500,000 shares of Lightwave Logic, Inc. common stock, expiring February 2013 (5)(6)(7)	Plastics engineering	Feb-08	64.57%	500,000	(I)	348,000	652,000	-261.02%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	-0.01%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	-0.02%	500,000	(I)	17,000	-	0.00%

Other (5)(6)(7)	Various	May-09	0.00%	3,000	(C)	300	-	0.00%

	Total Investments in Non-Affiliates		69.05%			508,379	697,371	-279.16%
	Total Investments		100.00%			$2,420,131	$1,009,771	-404.23%

	Cash and other assets, less liabilities						(1,259,560)	504.23%

	Net liabilities at October 31, 2010						$(249,789)	100.00%

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

(5)

Restricted securities - illiquid securities; total illiquid securities of $652,000 make up 659% of total investments as of October 31, 2010.

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

AS OF OCTOBER 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business and Going Concern

“During the period covered by these unaudited financial statements, Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) was a business development company (“BDC”). During this period, the Company was a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940. We assist early stage development companies in all aspects of the planning process from inception to entering the public marketplace. This includes assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts. Our niche is to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing. Since we have differing clients in varied industries, our overall portfolio is extremely diversified, which we believe enables us to offer investors who invest in us a potentially higher return with less risk. For our management services we receive a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders. The Company refers to companies in which it invests as “portfolio companies.” See Subsequent Events Note 14.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended October 31, 2010, the Company has had a net decrease in net assets from operations and net cash used in operating activities of $4,426,649 and $21,910 (as restated), respectively, and as of October 31, 2010, has net liabilities of $249,789 (as restated). In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the Securities and Exchange Commission. The interim operating results for the six months ending October 31, 2010 are not necessarily indicative of operating results expected for the full year.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2010 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage limit.

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value. Notes receivable are presented as due from affiliated and non-affiliated issuers. Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock. Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. There was no provision for doubtful accounts as of October 31, 2010 and April 30, 2010, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock. Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. During the six months ended October 31, 2010, the Company charged a direct write-off of $301,622 to bad debt expense.

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was $301,622 and $3,500 at October 31, 2010 and April 30, 2010.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

AS OF OCTOBER 31, 2010

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

At October 31, 2010, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2010	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$312,400	$312,400	$-	$-
Non-affiliate investments	697,371	45,371	-	652,000

Total Investments in securities	$1,009,771	$357,771	$-	$652,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending October 31, 2010:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, July 31, 2010	$646,000

Transfers into Level 3	-
Total unrealized gains included in change in net assets (liabilities)	6,000

Ending Balance, October 31, 2010	$652,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$47,957

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ending October 31, 2010:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2010	$1,122,300

Transfers into Level 3	1,890,000	(1)
Total unrealized losses included in change in net assets (liabilities)	(2,360,300)

Ending Balance, October 31, 2010	$652,000

The amount of total gains or losses for the period included in changes in net assets (liabilities) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(2,387,364)

————————

(1) Transfer in of $640,000 for BF Acquisition Group and $1,250,000 for PR Specialists

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

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

NOTE 5 – DUE FROM AFFILIATED COMPANIES

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

During the six months ended October 31, 2010, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $301,622 in the accompanying unaudited financial statements and a wrote off the previous allowed $3,500 receivable.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

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

	October 31, 2010	April 30, 2010

Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	$458	$1,458

Total Affiliates	458	1,458

Total Deferred Revenue	$458	$1,458

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009

Non-Affiliates
Received a warrant to purchase 500,000 shares of iVolution common stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.	$-	$-	$-	$3,588

Total Non-Affiliates	-	-	-	3,588

Affiliates
PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	500	-	1,000	-

Multi-View Technologies ("MVT")
Received a warrant to purchase 500,000 shares of MVT common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	-	-	-	250

Dominion Capital Management ("DCMC")
Received a warrant to purchase 500,000 shares of DCMC common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	-	-	-	250

Total Affiliates	500	-	1,000	500

Total Management Services Revenue	$500	$-	$1,000	$4,088

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2010	April 30, 2010

Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2%for a period of ten months. Payable in ten monthly installments of $2,414 per month.	$7,119	$23,154

Notes payable	$7,119	$23,154

Notes payable, related parties
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 12)	$332,068	$297,372

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related parties. Interest accrued at 5.0% per annum. Principal and interest due September 30,2010. (NOTE 12) (In Default)	20,000	20,000

Notes payable, related parties	$402,068	$367,372

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

During the six months ending October 31, 2010, the Company’s net loss from operations was approximately $2,544 higher as a result of stock-based compensation expense. During the six months ending October 31, 2009, the Company’s net income from operations was approximately $2,544 lower as a result of stock-based compensation expense. As of October 31, 2010, there was approximately $5,090 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2011.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2010	650,000	$0.20	8.82	$-

No activity	-	-	-	-

Outstanding, October 31, 2010	625,000	$0.20	8.32	$-

Exercisable, October 31, 2010	625,000	$0.20	8.32	$-

NOTE 10 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 60,000,000 shares of common stock at $0.001 par value per share. As of October 30, 2010 and 2009, 6,412,426 shares were issued and outstanding, respectively. See Note 13 – Subsequent Events.

During the six months ending October 31, 2010, the Company recognized $2,544 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $402,068 and $367,372 at October 31, 2010 and April 30, 2010, respectively (See Note 8).

The total of expenses owed to the officers are $7,213 at October 31, 2010 and April 30, 2010, and are recorded as an accounts payable, related parties.

NOTE 12 – CONTINGENCIES

McCrae Associates, LLC Lawsuit

In July 2006, McCrae Associates, LLC (“McCrae) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleges that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleges that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleges that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae seeks delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees and punitive damages. The Company is vigorously defending the action and has filed a counter-claim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of shares to McCrae and to recover monetary damages on

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 12 – CONTINGENCIES (CONTINUED)

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

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of October 31, 2010.

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

AS OF OCTOBER 31, 2010

NOTE 12 – CONTINGENCIES (CONTINUED)

The Company was seeking judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined. In March 2011, MICCO filed a motion to dismiss and in June 2011, the courts denied this motion to dismiss. See Note 13 – Subsequent Events.

Unpaid Taxes and Penalties

At October 31, 2010, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $183,700. The interest and penalties are included as accrued expenses in the accompanying financial statements at October 31, 2010. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

Additionally, at October 31, 2010, the Company owes $66,047 of accrued payroll to employees for services and the associated payroll taxes.

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

On August 22, 2012, the Company entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2010

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

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

NOTE 14 – RESTATEMENT

The Company’s Financial Statements included in an Quarterly Report on Form 10-Q for the period ended October 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on December 20, 2010 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

There were several adjustments to the Company’s October 31, 2010 Financial Statements included in the Original Report including the following principal items:

a)	$1,541,000 income tax provision as the result of a valuation allowance against deferred tax assets.

b)	$301,622 bad debt expense related to affiliate investments.

c)	$364,125 loss on impairment of portfolio stock.

d)	$799,700 for net unrealized depreciation on investments.

The resulting effect of the restatement of the Financial Statements for the period ended October 31, 2010 is: (1) a reduction of total assets of $3,006,447 from $4,033,932 to $1,027,485, (2) a decrease in net assets of $3,005,446 from a net asset amount of $2,756,657 to a net liability amount of ($249,789), (3) a net decrease of net assets resulting from operations of $3,006,476 from a net decrease of $1,420,203 to a net decrease of $4,426,679 for the six months ended October 31, 2010, (4) a net decrease in net assets from operations per share of ($0.47) from ($0.22) to ($0.69) per share for the six months ended October 31, 2010, (5) a net increase of net assets resulting from operations of $623,353 from a net decrease of $934,287 to a net decrease of $310,934 for the three months ended October 31, 2010 and (6) a net increase in net assets from operations per share of $0.10 from ($0.15) to ($0.05) per share for the three months ended October 31, 2010. Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12 and 13 have also been revised accordingly.