Form 10-Q/A
period 2011-01-31
Universal Capital Management, Inc.
filed 2013-06-10
CIK 1308569

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

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended January 31, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on March 22, 2011.  The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report.  We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted.  There were several adjustments to the Company’s January 31, 2011 Financial Statements included in the Original Report including the following principal items:

a.

$1,751,000 income tax provision as the result of a valuation allowance against deferred tax assets.

b.

$61,000 income tax provision as a result of valuation allowance against current tax assets.

c.

$302,356 bad debt expense related to affiliate investments.

d.

$338,325 loss on impairment of portfolio stock.

e.

$181,000 for net unrealized depreciation on investments.

The resulting effect of the restatement of the Financial Statements for the period ended January 31, 2011 is: (1) a reduction of total assets of $2,633,681 from $3,616,920 to $983,239, (2) a decrease in net assets of $2,633,681 from a net asset amount of $2,332,624 to a net liability amount of ($301,056), (3) a net decrease of net assets resulting from operations of $2,633,681 from a net decrease of $1,849,325 to a net decrease of $4,483,006 for the nine months ended January 31, 2011, (4) a net decrease in net assets from operations per share of ($0.41) from ($0.29) to ($0.70) per share for the nine months ended January 31, 2011, (5) a net decrease of net assets resulting from operations of $372,649 from a net decrease of $429,006 to a net decrease of $56,357 for the three months ended January 31, 2011 and (6) a net decrease in net assets from operations per share of ($0.06) from ($0.07) to ($0.01) per share for the three months ended January 31, 2011. Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12 and 13 have also been revised accordingly.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Nine Months Ended January 31, 2011	At the Year Ended April 30, 2010
TOTAL ASSETS	$ 983,239	$ 5,375,880
NET ASSETS (LIABILITIES)	$ (301,056)	$ 4,174,316
NET ASSET (LIABILITY) VALUE PER SHARE	$ (0.05)	$ 0.65
CUMULATIVE NET UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS	$ (1,230,365))	$ 1,341,128

The changes in total assets, net assets and net asset value per share for the nine months ending January 31, 2011 were primarily attributable to:

•

$2,233,168 net unrealized depreciation on investments.

•

$793,500 income tax provision as the result of a valuation allowance against deferred tax assets.

•

$302,356 bad debt expense related to affiliate investments.

•

$338,325 loss on impairment of portfolio stock.

•

At January 31, 2011 and April 30, 2010, $972,539 or approximately 323% and $4,179,222 or approximately 100% of our net assets (liabilities), respectively, consisted of investments, of which cumulative net unrealized depreciation was $1,230,365 at January 31, 2011 and cumulative net unrealized appreciation was $1,341,128 at April 30, 2010.

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

The Company’s expenses include salaries and wages, professional fees, office expenses and supplies, rent, travel, and other normal business expenses. General and administrative costs include depreciation, investor relations and other overhead costs.

Three months ending January 31, 2011 compared to the three months ended January 31, 2010

For the three months ending January 31, 2011, the Company had revenue for services in the amount of $1,006 compared to $9,588 for the three months ending January 31, 2010. During the three months ending January 31, 2011, 46% of our Company’s revenue for services was received in the form of equity securities compared to 22% for the three months ending January 31, 2010.

Total operating expenses for the three months ending January 31, 2011 were $176,832, the principal components of which were salaries and wages of $115,580, professional fees of $19,575 and $21,132 of insurance expense. By comparison, total operating expenses for the three months ending January 31, 2010 were $134,679, the principal components of which were salaries and wages of $62,972, insurance of $22,399, professional fees of $20,212, and other general and administrative expenses of $21,275.

The Company realized a loss from operations of $74,326 for the three months ending January 31, 2011, compared to a loss from operations of $74,091 for the three months ending January 31, 2010.  Included in the 2011 loss was a net tax benefit of $101,500 as compared to a net tax benefit of $51,000 included in the 2010 loss.

Nine months ending January 31, 2011 compared to the nine months ended January 31, 2010

For the nine months ending January 31, 2011, the Company had revenue for services in the amount of $15,856 compared to $17,684 for the nine months ending January 31, 2010. During the nine months ending January 31, 2011, 9% of our Company’s revenue for services was received in the form of equity securities compared to 35% for the nine months ending January 31, 2010.

Total operating expenses for the nine months ending January 31, 2011 were $789,158, the principal components of which were $302,356 of bad debt expense, $267,873 of salaries and wages, $81,521 of professional fees, $69,983 of insurance expense and $42,025 of other general and administrative expenses. By comparison, total operating expenses for the nine months ending January 31, 2010 were $516,116, the principal components of which were $178,418 of salaries and wages, $138,140 of professional fees, $75,872 of insurance expense, $65,120 of other general and administrative expenses and $33,514 of bad debt expense.

The Company realized a loss from operations of $1,579,936 for the nine months ending January 31, 2011, compared to a gain from operations of $149,118 for the nine months ending January 31, 2010.  Included in the loss from operations for 2011 was net tax provision of $793,500 as a result of valuation allowance against a deferred income tax asset.  Included in the gain from operations for 2010 was a net tax benefit of $594,000 and a credit of $66,700 for penalties and fines.

Liquidity and Capital Resources

From inception, the Company has relied upon the infusion of capital through capital share transactions for liquidity. The Company had $1,689 of cash at January 31, 2011. Consequently, payment of operating expenses will have to come from equity capital to be raised from investors, from borrowed funds or from an operating company that the Company is looking to acquire. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At January 31, 2011, $467,000 or 48% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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

Public Market: The public market method is used when there is an established public market for the class of the portfolio company’s securities held by the Company and the shares held by our Company bear no legal or contractual restrictions. Securities for which market quotations are readily available are carried at market value as of the time of valuation. Market value for securities traded on securities exchanges is the last reported sales price on the day of valuation. For other securities traded in the over-the-counter market and listed securities for which no sale was reported on a day, market value is the last quoted bid price on such day.

Public Market/Restricted Securities: When the Company holds securities which are publicly traded but under significant legal or contractual restrictions, the Board of Directors starts with the public market value of the shares as set forth in the paragraph above and applies an appropriate discount based on the nature and remaining duration of the restrictions.

Analytical Method: The analytical method is generally used to value an investment position when there is no established public or private market in the Company’s securities or when the factual information available to our Company dictates that an investment should no longer be valued under either the cost or private market method. This valuation method is inherently imprecise and, ultimately, the result of reconciling the judgments of our directors based on the data available to them. The resulting valuation, although stated as a precise number, is necessarily within a range of values that vary depending upon the significance attributed to the various factors being considered. Some of the factors considered may include the financial condition and operating results of the portfolio company, the long-term potential of the business of our Company, the values of similar securities issued by companies in similar businesses, the proportion of the portfolio company’s securities owned by the Company and the nature of any rights to require the portfolio company to register restricted securities under applicable securities laws.

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
Michael D. Queen, CEO
Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	January 31, 2011
	(As Restated – Note 14	April 30, 2010
	(Unaudited)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $516,951 and $525,951)	$590,039	$1,052,042
Affiliate investments (cost: $1,685,982 and $2,312,143)	382,500	3,127,180
Total Investments	972,539	4,179,222

Cash and cash equivalents	1,689	6,567
Receivables:
Due from non-affiliates	-	11,601
Due from affiliates (net of allowance: $0 and $3,500)	-	228,678
Total Receivables	-	240,279

Prepaid expenses	6,754	26,131
Property and equipment, net	1,157	2,581
Current income taxes	-	-
Deferred income tax	-	920,000
Rent deposit	1,100	1,100

TOTAL ASSETS	$983,239	$5,375,880

LIABILITIES
LIABILITIES
Accounts payable	$349,660	$320,785
Accounts payable, related parties	7,213	7,213
Accrued expenses	355,493	193,802
Current income taxes payable	-	132,000
Advances from shareholders	19,000	22,000
Notes payable	-	23,154
Note payable, related parties	396,869	367,372
Accrued interest	92,050	92,050
Accrued interest, related parties	64,010	41,730
	1,284,295	1,200,106
Deferred revenue
Affiliates	-	1,458
Total Deferred Revenue	-	1,458

Deferred income taxes	-	-

TOTAL LIABILITIES	1,284,295	1,201,564

CONTINGENCIES (NOTE 12)

NET ASSETS (LIABILITIES)	$(301,056)	$4,174,316

COMPOSITION OF NET ASSETS
Common stock, $0.001 par value, 60,000,000 shares authorized; 6,412,426 shares issued and outstanding at January 31, 2011 and April 30, 2010	$6,412	$6,412
Additional paid-in capital	6,221,836	6,214,202
Accumulated income:
Accumulated net operating income	158,867	1,738,803
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(5,353,134)	(5,021,557)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized appreciation (depreciation) of investments	(1,230,365)	1,341,128

Net Assets (Liabilities)	$(301,056)	$4,174,316

Equivalent per share value based on 6,412,426 shares of capital stock outstanding as of January 31, 2011 and 2010	$(0.05)	$0.65

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ending		Months Ending
	January 31, 2011	For the Three Months Ending	January 31, 2011	For the Nine Months Ending
	(As Restated -	January 31,	(As Restated -	January 31,
	Note 14)	2010	Note 14)	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INCOME
Management services
Non-affiliates	$-	$-	$-	$3,588
Affiliates	458	2,088	1,458	2,588
Total Management Services	458	2,088	1,458	6,176

Interest income	-	-	-	1,008
Accounting services
Affiliates	-	7,500	13,200	10,500
Total Accounting Services	-	7,500	13,200	10,500

Other Income
Affiliates	548	-	1,198	-

TOTAL INCOME	1,006	9,588	15,856	17,684

OPERATING EXPENSE
Bad debt	734	-	302,356	33,514
Salaries and wages	115,580	62,972	267,873	178,418
Professional fees	19,575	20,212	81,521	138,140
Insurance	21,132	22,399	69,983	75,872
Interest expense	8,388	7,346	23,975	23,627
General and administrative	10,945	21,275	42,025	65,120
Depreciation	478	475	1,425	1,425
TOTAL OPERATING EXPENSE	176,832	134,679	789,158	516,116

Loss before income taxes and related interest	(175,826)	(125,091)	(773,302)	(498,432)

Income tax benefit (provision)	101,500	51,000	(793,500)	594,000
Fines and penalties	-	-	(13,134)	66,700
Interest expense	-	-	-	(13,150)
NET INCOME (LOSS) FROM OPERATIONS	(74,326)	(74,091)	(1,579,936)	149,118

Net realized and unrealized gains (losses):
Gain (loss) on disposal of portfolio stock	(162,027)	41,366	(331,577)	(118,806)
Loss on impairment of portfolio stock	25,800	-	(338,325)	-
Unrealized appreciation (depreciation) on investments	154,196	72,290	(2,233,168)	(751,904)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(56,357)	$39,565	$(4,483,006)	$(721,592)

Net increase (decrease) in net assets from operations per share:
Basic	$(0.01)	$0.01	$(0.70)	$(0.11)
Diluted	$(0.01)	$0.01	$(0.70)	$(0.11)

Weighted average shares:
Basic	6,412,426	6,412,426	6,412,426	6,412,426
Diluted	6,412,426	6,412,426	6,412,426	6,412,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Nine
	Months Ending
	January 31, 2011 As Restated – Note 14)	For the Nine Months Ending January 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net decrease in net assets (liabilities) resulting from operations	$(4,483,006)	$(721,592)
Adjustments to reconcile net decrease in net assets (liabilities) resulting from operations to net cash used in operating activities:
Purchase of investment securities	-	(60,807)
Exercise of warrants	(25,000)	(4,000)
Proceeds from sale of stock	328,613	492,034
Loss on sale of portfolio stock	331,577	118,806
Investment securities received in exchange for management services	(1,458)	(6,176)
Depreciation expense	1,424	1,424
Stock based compensation expense	7,634	3,816
Bad debt expense	302,356	33,514
Net unrealized depreciation and impairment on investments	2,571,493	751,904
Deferred income taxes	920,000	(554,000)
Current income taxes	(132,000)	(45,500)
(Increase) decrease in assets:
Notes receivable affiliates	-	(353)
Receivables non-affiliates	-	5,805
Due from affiliates	(73,678)	(96,700)
Due from non-affiliates	11,601	-
Prepaid expenses	19,377	465
Increase (decrease) in liabilities:
Accounts payable	36,088	(19,807)
Accounts payable, related parties	(7,213)	-
Accrued expenses	161,691	(52,976)
Accrued interest	-	(24,037)
Accrued interest, related parties	22,280	22,056
Net cash used in operating activities	(8,221)	(156,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	126,000
Proceeds (repayment) of debt	(3,000)	(14,177)
Repayment of promissory note	(23,154)	-
Repayment of promissory note – related parties	(5,199)	-
Proceeds from promissory note - related parties	34,696	50,000
Net cash provided by financing activities	3,343	161,823

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,878)	5,699
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,567	15,431
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,689	$21,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$5,500	$5,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Securities received in exchange for deferred revenue	$-	$1,500
Settlement of promissory notes with portfolio stock	$-	$106,000
Settlement of promissory note with portfolio stock, related party	$-	$78,000
Portfolio stock receivable in exchange for revenue	$-	$1,900

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Nine
	Months Ending
	January 31, 2011	For the Nine Months Ending
	(As Restated – Note 14	January 31, 2010
	(Unaudited)	(Unaudited)

NET DECREASE IN NET ASSETS (LIABILITIES) RESULTING FROM OPERATIONS	$(4,483,006)	$(721,592)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	7,634	3,816

NET CAPITAL SHARE TRANSACTIONS	7,634	3,816

TOTAL DECREASE	(4,475,372)	(717,776)

NET ASSETS, BEGINNING OF PERIOD	4,174,316	4,268,861

NET ASSETS (LIABILITIES), END OF PERIOD	$(301,056)	$3,551,085

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

(UNAUDITED)

	January 31, 2011
	(As Restated -	January 31,
	Note 14)	2010

PER SHARE INFORMATION

Net asset value, beginning of period	$0.65	$0.67

Net income (loss) from operations, net of taxes (1)	(0.25)	(0.04)
Net realized loss on investments, net of taxes (1)	(0.10)	(0.07)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	(0.35)	(0.01)
Net increase from stock transactions (1)	0.00	-
	(0.70)	(0.12)

Net asset value, end of period	$(0.05)	$0.55

Per share market value, end of period	$0.06	$0.40

Investment return, based on net asset value at end of period	-105.99%	-17.91%

RATIO/SUPPLEMENTAL DATA

Net assets, end of period	$(301,056)	$3,551,085

Ratio of expenses to average net assets	54.33%	17.60%
Ratio of net income (loss) from operations to average net assets	-308.65%	60.00%

Diluted weighted average number of shares outstanding during the period	6,412,426	6,412,426

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JANUARY 31, 2011

(UNAUDITED) (AS RESTATED – NOTE 14)

		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	January 31, 2011	Valuation (1)	Cost	January 31, 2011	Net Assets
Affiliate Investments (2)
PR Specialists, Inc./Mediavix, Inc. (5)(6)(7)	Brand relationship management	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

Vystar Corporation (4)(5)(6)	Natural rubber latex	May-09	39.34%	450,000	(M)	951,000	382,500	-127.05%

Warrant to purchase 500,000 shares of Vystar Corporation	Natural rubber latex products
500,000 warrants expiring April 30, 2013(5)(6)		Jul-08	0.00%	500,000	(I)	193,000	-	0.00%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	0.00%	50,000	(I)	-	-	0.00%
50,000 warrants expiring May 31, 2012(5)(6)		Nov-11	0.00%	50,000	(I)	-	-	0.00%

BF Acquisition Group V, Inc./Incredible 3D, Inc.(5)(6)(7)	3D content production	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 805,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring April 11, 2011 (5)(6)		Apr-06	0.00%	200,000	(I)	-	-	0.00%
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%
	Total Investments in Affiliates		39.34%			1,685,952	382,500	-127.05%

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF JANUARY 31, 2011

(UNAUDITED) (AS RESTATED – NOTE 14)

		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	January 31, 2011	Valuation (1)	Cost	January 31, 2011	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	1.08%	7,262	(M)	14,651	10,239	-3.38%
		Dec-10	11.60%	100,000	(M)	95,000	112,800	-37.45%

Warrant to purchase 400,000 shares of Lightwave Logic, Inc. common stock, expiring February 2013 (5)(6)(7)	Plastics engineering	Feb-08	48.02%	400,000	(I)	278,000	467,000	-155.12%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	-0.01%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	-0.03%	500,000	(I)	17,000	-	0.00%

Other (5)(6)(7)	Various	May-09	0.00%	3,000	(C)	300	-	0.00%
	Total Investments in Non-Affiliates		60.66%			516,951	590,039	-195.95%

	Total Investments		100.00%			$2,202,903	$972,539	-323.00%

	Cash and other assets, less liabilities						(1,273,595)	423.02%

	Net assets at January 31, 2011						$(301,056)	100.00%

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

(5)

Restricted securities - illiquid securities; total illiquid securities of $467,000 make up 48% of total investments as of January 31, 2011.

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

AS OF JANUARY 31, 2011

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended January 31, 2011, the Company has had a net decrease in net assets from operations and net cash used in operating activities of $4,483,006 and $8,221, respectively, and as of January 31, 2011, has net liabilities of $301,056. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the Securities and Exchange Commission. The interim operating results for the nine months ending January 31, 2011 are not necessarily indicative of operating results expected for the full year.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

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

AS OF JANUARY 31, 2011

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

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value. Notes receivable are presented as due from affiliated and non-affiliated issuers. Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock. Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. There was no provision for doubtful accounts as of January 31, 2011 and April 30, 2010, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock. Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. During the nine months ended January 31, 2011, the Company charged a direct write-off of $302,356 to bad debt expense.

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was $302,356 and $3,500 at January 31, 2010 and April 30, 2010.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

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

AS OF JANUARY 31, 2011

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

AS OF JANUARY 31, 2011

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

AS OF JANUARY 31, 2011

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

At January 31, 2011, the Company’s financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$382,500	$382,500	$-	$-
Non-affiliate investments	590,039	123,039	-	467,000

Total Investments in securities	$972,539	$505,539	$-	$467,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending January 31, 2011:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, October 31, 2010	$652,000

Transfers out of Level 3	(25,000)	(2)
Total unrealized gains included in change in net assets	(160,000)

Ending Balance, January 31, 2011	$467,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(832,500)

————————

(2)

Transfer out of $25,000 of a warrant to purchase Lightwave Logic common stock

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending January 31, 2011:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2010	$1,122,300

Transfers into Level 3	1,890,000	(1)
Transfers out of Level 3	(25,000)	(2)
Total unrealized losses included in change in net assets	(2,520,300)

Ending Balance, January 31, 2011	$467,000

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(2,380,768)

————————

(1)

Transfer in of $640,000 for BF Acquisition Group, $1,250,000 for PR Specialists.

(2)

Transfer out of $25,000 of a warrant to purchase Lightwave Logic common stock

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2011	April 30, 2010

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

NOTE 5 – DUE FROM AFFILIATED COMPANIES

	January 31, 2011	April 30, 2010
Due from Non-Affiliated Companies
MedicaView	$-	$11,601

Total Due from Non-Affiliated Companies	$-	$11,601

Due from Affiliated Companies
BF Acquisition Group V, Inc.	$-	$53,962
Incredible 3D, Inc.	-	89,248
SIVOO Holdings	-	3,500
PR Specialists	-	81,736
Innovation Industries	-	3,732

Totals	-	232,178

Allowance for bad debt	-	(3,500)

Total Due from Affiliated Companies	$-	$228,678

During the nine months ended January 31, 2011, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $302,356 in the accompanying unaudited financial statements and a wrote off the previous allowance for a $3,500 receivable.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE (CONTINUED)

Management service revenue recognized consists of:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010

Non-Affiliates
Received a warrant to purchase 500,000 shares of iVolution common stock for payment of services per a one year contract dated July 2008, valued at $17,000, fair value and amortized over the life of the contract.	$-	$-	$-	$3,588

Total Non-Affiliates	-	-	-	3,588

Affiliates
BFAG V, Inc./Incredible 3D, Inc. ("I3D")
Received 1,900,000 shares of I3D common stock for payment of services per a three month contract dated November 2009 valued at $1,900, fair value and amortized over the life of the contract.	-	1,900	-	1,900
PR Specialists, Inc./Mediavix, Inc.("PR")
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	458	188	1,458	188

Multi-View Technologies ("MVT")
Received a warrant to purchase 500,000 shares of MVT common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	-	-	-	250

Dominion Capital Management ("DCMC")
Received a warrant to purchase 500,000 shares of DCMC common stock for payment of services per a one year contract dated July 2008, valued at $1,000, fair value and amortized over the life of the contract.	-	-	-	250

Total Affiliates	458	2,088	1,458	2,588

Total Management Services Revenue	$458	$2,088	$1,458	$6,176

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2011	April 30, 2010
Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	$-	$23,154

Notes payable	$-	$23,154

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 11)	$332,068	$297,372

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 11) (In Default)	14,801	20,000

Notes payable, related party	$396,869	$367,372

NOTE 8 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of January 31, 2011 and April 30, 2010, these advances totaled $19,000 and $22,000, respectively.

NOTE 9 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan. As of January 31, 2011, 1,000,000 are available for issuance.

During the nine months ending January 31, 2011, the Company’s net loss from operations was approximately $7,634 higher as a result of stock-based compensation expense. During the nine months ending January 31, 2010, the Company’s net income from operations was approximately $3,816 lower as a result of stock-based compensation expense. As of January 31, 2011, there was no unrecognized compensation.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2010	650,000	$0.20	8.07	$-

Forfeited	(50,000)	$0.20	8.07	$-

Outstanding, January 31, 2011	600,000	$0.20	8.07	$-

Exercisable, January 31, 2011	600,000	$0.20	8.07	$-

NOTE 10 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 60,000,000 shares of common stock at $0.001 par value per share. As of January 31, 2011 and 2010, 6,412,426 shares were issued and outstanding, respectively. See Note 13 – Subsequent Events.

During the nine months ending January 31, 2011, the Company recognized $7,634 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $396,869 and $367,372 at January 31, 2011 and April 30, 2010, respectively (See Note 8).

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

AS OF JANUARY 31, 2011

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

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of January 31, 2011.

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

AS OF JANUARY 31, 2011

NOTE 12 – CONTINGENCIES (CONTINUED)

The Company was seeking judgment in the amount of $611,000 plus costs, legal fees, pre- and post-judgment interest, plus other amounts and relief to be determined. In March 2011, MICCO filed a motion to dismiss and in June 2011, the courts denied this motion to dismiss. See Note 13 – Subsequent Events.

Unpaid Taxes and Penalties

At January 31, 2011, the Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $182,694. The interest and penalties are included as accrued expenses in the accompanying financial statements at January 31, 2011. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

Additionally, at January 31, 2011, the Company owes $172,793 of accrued payroll to employees for services and the associated payroll taxes.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2011

NOTE 14 – RESTATEMENT

The Company’s Financial Statements included in an Quarterly Report on Form 10-Q for the period ended January 31, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on March 22, 2011 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

There were several adjustments to the Company’s January 31, 2011 Financial Statements included in the Original Report including the following principal items:

a.	$1,751,000 income tax provision as the result of a valuation allowance against deferred tax assets.

b.	$61,000 income tax provision as a result of valuation allowance against current tax assets.

c.	$302,356 bad debt expense related to affiliate investments.

d.	$338,325 loss on impairment of portfolio stock.

e.	$181,000 for net unrealized depreciation on investments.

The resulting effect of the restatement of the Financial Statements for the period ended January 31, 2011 is: (1) a reduction of total assets of $2,633,681 from $3,616,920 to $983,239, (2) a decrease in net assets of $2,633,681 from a net asset amount of $2,332,624 to a net liability amount of ($301,056), (3) a net decrease of net assets resulting from operations of $2,633,681 from a net decrease of $1,849,325 to a net decrease of $4,483,006 for the nine months ended January 31, 2011, (4) a net decrease in net assets from operations per share of ($0.41) from ($0.29) to ($0.70) per share for the nine months ended January 31, 2011, (5) a net decrease of net assets resulting from operations of $372,649 from a net decrease of $429,006 to a net decrease of $56,357 for the three months ended January 31, 2011 and (6) a net decrease in net assets from operations per share of ($0.06) from ($0.07) to ($0.01) per share for the three months ended January 31, 2011. Certain applicable portions of Notes 1, 3, 4, 6, 10, 11, 12 and 13 have also been revised accordingly.