Form 10-K/A
period 2012-04-30
Universal Capital Management, Inc.
filed 2013-06-27
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K/A

(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-51132

Universal Capital Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1568059

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2601 Annand Drive, Suite 16 Wilmington, DE (Address of principal executive offices)	19808 (Zip Code)

Registrant’s telephone number, including area code: (302) 998-8824
Securities registered pursuant to Section 12(b) of the Act
Title of each class None	Name of each Exchange on which registered None

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐  No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $348,743. Such aggregate market value was computed by reference to the closing price of $0.09 per share for the registrant’s common stock on the OTC Pink Sheets on that date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than five percent of the common stock of the Company.

The number of shares of the registrant’s Common Stock issued as of June 27, 2013 was 43,187,426. Of this amount, 28,187,426 were outstanding and 15,000,000 were contingently returnable in accordance with specified conditions to be met in the future per a joint venture agreement.

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 an Annual Report on Form 10-K for the fiscal year ended April 30, 2012 and a subsequent amendment to its Annual Report on Form 10-K/A , which  was filed solely for the purpose of adding Exhibit 32.2 which was inadvertently omitted from the original Form 10-K when submitted to the  SEC. Both of these reports filed on August 14, 2012 are referred to herein as the “Original Report.” The Financial Statements contained in the Original Report were not audited by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 2 to Annual Report on Form 10-K/A (the “Amended Report”) to include Financial Statements audited by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not audited by the Company’s independent registered public accounting firm is deleted. As a result of the audit, there were several adjustments to the Company’s April 30, 2012 Financial Statements, primarily related to investments valuation, accruals and income taxes and presenting the Company as an operating commercial company rather than as a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and cash flows.

i

BALANCE SHEET

	At April 30, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,435	$-	$9,435
Available-for-sale marketable equity securities	-	387,025	387,025
Prepaid expenses	2,181	-	2,181
TOTAL CURRENT ASSETS	11,616	387,025	398,641

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	19,845	19,845
Investments	548,008	(548,008)	-
Deferred income tax	1,561,000	(1,561,000)	-
Long-term loans	153,670	(153,670)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	2,263,778	(2,242,833)	20,945

TOTAL ASSETS	$2,275,394	$(1,855,808)	$419,586

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$327,583	$12,264	$339,847
Accounts payable, related parties	10,802	(10,802)	-
Accrued expenses		201,204	201,204
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	7,000	7,000
Notes payable	10,100	-	10,100
Notes payable, related parties	-	298,497	298,497
Accrued payroll and payroll taxes	-	130,926	130,926
Accrued interest	-	92,050	92,050
Accrued interest, related parties	-	97,316	97,316
TOTAL CURRENT LIABILITIES	348,485	956,455	1,304,940

LONG-TERM LIABILITIES
Accrued expenses	195,097	(195,097)	-
Advances from shareholders	7,000	(7,000)	-
Notes payable, related parties	287,696	(287,696)	-
Accrued interest	92,050	(92,050)	-
Deferred income tax	33,000	(33,000)	-
Accrued interest, related parties	97,316	(97,316)	-
TOTAL LONG-TERM LIABILITIES	712,159	(712,159)	-

TOTAL LIABILITIES	1,060,644	244,296	1,304,940

STOCKHOLDERS EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized;13,287,426 and 5,912,426 issued and outstanding at April 30, 2012 and April 30, 2011, respectively	13,287	-	13,287
Additional paid-in capital	8,076,242	64,968	8,141,210
Accumulated income (loss):
Accumulated net operating loss	24,061	(24,061)	-
Dividends paid	(448,596)	448,596	-
Net realized loss on investments	(6,122,296)	6,122,296	-
Net realized gain on dividend of portfolio stock	343,924	(343,924)	-
Net unrealized depreciation of investments	(671,871)	671,871	-
Accumulated deficiency	-	(9,091,001)	(9,091,001)
Accumulated other comprehensive income (loss)	-	51,150	51,150
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,214,751	(2,100,105)	(885,354)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)	$2,275,395	$(1,855,808)	$419,586

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	April 30, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$160,101	$-	$160,101
Total Management Services	160,101	-	160,101

Total Revenue	160,101	-	160,101

Operating Expenses
Bad debt	150,838	(150,838)	-
Salaries and wages	966,030	1,050,976	2,017,006
Professional fees	1,013,983	(987,791)	26,192
Insurance	61,913	-	61,913
Interest expense	51,332	2	51,334
General and administrative	58,769	(21)	58,748
Depreciation	682	(1)	681
Total Operating Expenses	2,303,547	(87,673)	2,215,874

Operating Loss	(2,143,446)	87,673	(2,055,773)

Other Income (Expense)
Tax penalties and interest	-	(8,197)	(8,197)
Miscellaneous Income	184,531	(135,797)	48,734
Unrealized gain (loss) on available-for-sale marketable equity securities	295,898	(295,898)	-
Loss on sale of available-for-sale marketable equity securities	(596,163)	-	(596,163)
Total Other Income (Expense)	(115,734)	(439,892)	(555,626)

Net Loss before Income Taxes	(2,259,180)	(352,219)	(2,611,399)

Income tax benefit (provision)	(205,000)	205,000	-
Penalties and interest	(7,000)	7,000	-

Net Loss	(2,471,180)	(140,219)	(2,611,399)

Comprehensive Income ( Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	-	570,785	570,785

Total Comprehensive Income (Loss)	(2,471,180)	430,566	(2,040,614)

Basic and Diluted Loss Per Share	$(0.36)	$(0.02)	$(0.38)

STATEMENT OF CASH FLOWS

	Year Ended
	April 30, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,471,180)	$(140,219)	$(2,611,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	596,163	-	596,163
Sale (Purchase) of investment securities	132,944	(132,944)	-
Depreciation expense	681	-	681
Stock based compensation expense	1,917,500	73,750	1,991,250
Net unrealized appreciation (depreciation) of investments	(295,898)	295,898	-
Deferred income taxes	197,000	(197,000)	-
Current income taxes	60,000	(60,000)	-
(Increase) decrease in assets and liabilities:
Due from affiliates	98,948	(98,948)	-
Prepaid expenses	27,255	(0)	27,255
Accounts payable	(39,067)	1	(39,066)
Accounts payable, related parties	7,976	(15,189)	(7,213)
Accrued expenses	(129,419)	1,197	(128,222)
Accrued payroll and payroll taxes	-	130,926	130,926
Accrued interest	25,853	-	25,853
Net cash provided by (used in) operating activities	128,756	(142,528)	(13,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	293,646	293,646
Exercise of warrant for available-for-sale marketable equity securities	-	(89,375)	(89,375)
Purchase of available-for-sale marketable equity securities	-	(51,781)	(51,781)
Purchase of non-marketable securities	-	(19,845)	(19,845)
Net cash provided by investing activities	-	132,645	132,645

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	(12,000)	6,000	(6,000)
Repayment of debt	(14,510)	-	(14,510)
Proceeds (repayment) from issuance of promissory note - related parties	(109,377)	5,004	(104,373)
Net cash used in financing activities	(135,887)	11,004	(124,883)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,131)	1,121	(6,010)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,121)	15,445
CASH AND CASH EQUIVALENTS - END OF YEAR	$9,435	$-	$9,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$12,000	$-	$12,000
CASH PAID FOR INTEREST	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$629,536	$629,536
Advance converted to promissory note	$-	$6,000	$6,000

1.

The information contained in Part I. Item 1 Business of the Original Report is revised only as specifically described in this Amended Report. All other information contained in Part I. Item 1 Business of the Original Report speaks as of the filing date of the Original Report and it has not been amended, updated or modified in any way.

2.

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

4.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II. Item 7 of the Original Report is deleted in its entirety and replaced with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II. Item 7 of this Amended Report.

5.

The Financial Statements contained in Part II. Item 8 of the Original Report are deleted in their entirety and replaced with the Financial Statement contained in Part II. Item 8 of this Amended Report.

6.

The Controls and Procedures information contained in Part II, Item 9A of the Original Report are deleted in their entirety and replaced with the Controls and Procedures contained in Part II, Item 9A of this Amended Report.

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

v

Table of Contents

			Page
PART I
	Item 1.	Business	1
	Item 1A.	Risk Factors	1

PART II
	Item 6	Selected Financial Information	2
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Item 8.	Financial Statements and Supplementary Data.	5
	Item 9A.	Controls and Procedures	5

PART III
	Item 14.	Principal Accounting Fees and Services	7

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	8

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

PART I

Item 1. Business.

1. The section heading “Determination of Net Asset Value” and “Taxation” are deleted in their entirety because effective November 1, 2011, the Company elected to no longer operate as a Business Development Company (“BDC”).

Item 1A. Risk Factors

2. Each of the Risk Factors titled below are deleted and replaced with the following:

Our cash expenses are very large relative to our cash resources and cash flow which requires us to continually sell new shares of common stock or securities of portfolio companies.

As of April 30, 2012, we had cash resources of $9,435. In the year ended April 30, 2012 we had revenues of $160,101, all of which were received in the form of management services provided to affiliate clients. Consequently, we have been required either to sell new shares of our common stock or available-for-sale marketable equity securities to raise the cash necessary to pay ongoing expenses and to make new investments and could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you the launch of any products will be successful and provide the necessary revenues to sustain the business.

The value of our investments is subject to high volatility.

Our company possesses shares of stock which are not diverse, and therefore may be more vulnerable to events affecting a single sector or industry and therefore our investments are subject to greater volatility. At April 30, 2012, approximately 92% of the Company's asset value consists of available-for-sale marketable equity securities in one stock. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio.

3. Each of the Risk Factors titled below are added:

We have previously had and could have future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 1 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders, new investors and the sale of available-for-sale marketable equity securities to provide the cash resources to sustain its operations.

As reflected in the accompanying financial statements, the Company had a net loss of $2,611,399 for the year ended April 30, 2012. Additionally, at April 30, 2012, the Company has minimal cash and has a working capital deficit of $906,299, an accumulated deficiency of $9,091,001 and a stockholders’ deficiency of $885,354, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

This is a significant risk to our business and stockholders and results in:

•	making it more difficult for us to satisfy our obligations;
•	impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and
•	making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In view of the matters discussed above, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities and the sale of available-for-sale marketable equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and the sale of available-for-sale marketable equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

PART II

Item 6. Selected Financial Information.

Reference is made to the Company’s financial statements included elsewhere in this Amended Report. The following selected information is taken from those financial statements:

Financial Position as of:

	April 30, 2012	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008

Total assets	$419,586	$552,804	$5,375,880	$5,497,085	$8,265,499
Total Liabilities	$1,304,940	$1,447,545	$1,201,564	$1,228,224	$2,266,267
Total Stockholders' Equity (Deficiency)	$(885,354)	$(894,741)	$4,174,316	$4,268,861	$5,599,232
Shares outstanding, end of year(1)	13,287,426	5,912,426	6,412,426	6,412,426	5,702,720

Operating Data for the Year Ending:

	April 30, 2012	April 30, 2011	April 30, 2010	April 30, 2009	April 30, 2008

Total Revenue	$160,101	$37,541	$55,239	$960,424	$3,845,715
Total Operating Expenses(2)	$2,215,874	$858,594	$846,861	$2,038,412	$1,164,201
Operating Income (Loss)	$(2,055,773)	$(821,053)	$(791,622)	$(1,077,988)	$2,681,514
Other Income (Expense)	$(555,626)	$(823,695)	$(194,269)	$(2,267,310)	$(2,095,452)
Net Income (Loss) before Income Taxes	$(2,611,399)	$(1,644,748)	$(985,891)	$(3,345,298)	$586,062
Total tax benefit (expense)	$-	$(921,500)	$953,000	$949,000	$(838,000)
Net Income (Loss)	$(2,611,399)	$(2,566,248)	$(32,891)	$(2,396,298)	$(251,938)
Comprehensive (Income (Loss)	$570,785	$(2,386,692)	$(218,492)	$(323,709)	$1,498,262
Total Comprehensive (Income (Loss)	$(2.040,614)	$(4,952,940)	$(251,383)	$(2,720,007)	$1,246,324
Basic and Diluted Earnings (Loss) Per Share	$(0.38)	$(0.40)	$(0.01)	$(0.37)	$(0.04)

———————

(1)

We completed offerings of our common stock as follows: 7,375,000 shares during the year ending April 30, 2012, zero for 2011 and 2010; 709,706 shares during the year ended April 30, 2009; and 264,446 shares during the year ended April 30, 2008. In March 2011, the Company settled a lawsuit and received 500,000 shares of its common stock in return.

(2)

Included in total expenses is non-cash, stock-based, compensation expense of $1,991,250 for the year ending April 30, 2012; $7,633 for the year ending April 30, 2011; $5,088 for the year ending April 30, 2010; $1,051,136 for the year ending April 30, 2009; and $9,336 for the year ending April 30, 2008.

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

In December 2010, our Company’s primary business structure began to change due to economic factors and new opportunities and now also identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received nominal revenues from management fees generated from the sales of several products, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $2,611,399 for the year ended April 30, 2012. Additionally, at April 30, 2012, the Company has minimal cash and has a working capital deficit of $906,299, an accumulated deficiency of $9,091,001 and a stockholders’ deficiency of $885,354, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Year ended April 30, 2012 compared to the year ended April 30, 2011

For the year ended April 30, 2012 we had revenue for services in the amount of $160,101 compared to $37,541 for the year ended April 30, 2011. For 2012, all of our revenue was comprised of management services provided to affiliates. For 2011, all of our revenue was comprised of accounting services provided to affiliates.

Total operating expenses for the year ended April 30, 2012 were $2,215,874, the principal component of which was $2,017,006 of salaries and wages (which includes $1,991,250 of share based compensation expense for stock issued to employees and directors). Additional components of operating expenses includes professional fees of $26,192, $61,913 of insurance expense, $51,334 of interest expense, $58,747 of general and administrative expense and $682 of depreciation. By comparison, total operating expenses for the year ended April 30, 2011 were $858,594, the principal components of which were bad debt expense of $309,008 related to the impairment of affiliate investments, $252,373 of salaries and wages (which includes $7,633 of share based compensation expense) and professional fees of $115,585, of which $49,561 represents audit fees and approximately $37,389 of legal expense. Additional components of operating expenses include $94,096 of insurance expense, $31,554 of interest expense, $54,178 of general and administrative expense and $1,900 of depreciation.

Other Income (Expense) for the year ended April 30, 2012 was $555,626 of expense compared to $823,695 of expense for the year ended April 30, 2011. The 2012 amount was consisted primarily of an expense of $596,163 for loss on the sale of available-for-sale marketable equity securities. Additionally, there was $8,197 of expense for tax penalties and interest and $48,734 of miscellaneous income related to the reversal of previously recorded accrued expenses. The 2011 amount consisted primarily of an expense of $504,576 for loss on sale of marketable equity securities and a $338,325 expenses from the impairment of available-for-sale marketable equity securities. Additionally, there was $18,044 of expense for tax penalties and interest, $20,613 of income for a gain on settlement of investments and $16,637 of income for a realized gain on investments.

We had a net loss before income taxes of $2,611,339 and $1,644,748 for the years ended April 30, 2012 and 2011, respectively. For the year ended April 30, 2012, we had no income tax provision as compared to a $921,500 income tax provision for the year ended April 30, 2011. As a result, the Company had a net loss of $2,611,399 and $2,566,248 for the years ended April 30, 2012 and 2011, respectively.

For the year ended April 30, 2012, we had a $570,785 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $2,040,614. For the year ended April 30, 2011, we had a $2,386,692 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $4,952,940.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions to obtain liquidity. We had $9,435 of cash at April 30, 2012 and a working capital deficit of $906,299. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

Recently, it was necessary for us to dispose of some of our available-for-sale marketable equity securities to meet our operational needs. In the future, we may be forced to continue to dispose of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

Critical Accounting Policies

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 323-10 “Investments - Equity Method and Joint Ventures”.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $338,325 of impairment charges for securities during the years ended April 30, 2012 and 2011, respectively.

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

Item 8. Financial Statements and Supplementary Data.

See attached Appendix A.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below. The material weakness identified resulted in the restatement of the financial statements for the year ended April 30, 2012. The restatement primarily related to investments valuation, accruals and income taxes. Additionally, the Company’s previously reported unaudited financial statements for the year ended April 30, 2012 were erroneously reported under Business Development Company (“BDC”) requirements instead of under operating company requirements.

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

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is:

•

The Company does not have a full time Accounting Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness, to the fullest extent possible, the Company has recently engaged a financial consultant with significant accounting and reporting experience to assist the Company in becoming and remaining current with its reporting responsibilities. Additionally, as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to further mitigate this weakness.

The Company's internal control over financial reporting should include policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter of our 2012 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

Salberg & Company, P.A. is the independent registered public accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2012 and 2011.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered relating to the fiscal years ended April 30:

	For the Year Ended April 30,
Description of Fees	2012	2011

Audit Fees	$30,000	$30,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

	$30,000	$30,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Balance Sheets as of April 30, 2012 and April 30, 2011

Statements of Operations for the years ended April 30, 2012 and April 30, 2011

Statement of Changes in Stockholders’ Deficiency for the years ended April 30, 2012 and 2011

Statements of Cash Flows for the years ended April 30, 2012 and 2011

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

Universal Capital Management, Inc.
(Registrant)

June 27, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Queen	Sole Director, Chief Executive Officer, Chief Financial Officer	June 27, 2013
Michael D. Queen	(principal executive officer and principal financial officer)

APPENDIX A

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Universal Capital Management, Inc.

We have audited the accompanying balance sheets of Universal Capital Management, Inc as of April 30, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc as of April 30, 2012 and 2011 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the financial statements, the previously unaudited 2012 financial statements have been restated to correct misstatements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $2,611,399 and $13,772, respectively, in 2012, and has an accumulated deficit and stockholders’ deficiency of $9,091,001 and $885,354, respectively, at April 30, 2012 and has minimal revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

June 27, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	At April 30,
	2012	2011
	(As Restated - Note 15)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,435	$15,445
Available-for-sale marketable equity securities	387,025	89,707
Available-for-sale marketable equity securities - affiliates	-	166,185
Prepaid expenses	2,181	29,436
TOTAL CURRENT ASSETS	398,641	300,773

LONG-TERM ASSETS
Non-marketable equity securities, at cost	19,845	250,250
Rent deposit	1,100	1,100
Property and equipment, net	-	681
TOTAL LONG-TERM ASSETS	20,945	252,031

TOTAL ASSETS	$419,586	$552,804

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$339,847	$378,913
Accounts payable, related parties	-	7,213
Accrued expenses	201,204	329,426
Current state income taxes payable	128,000	128,000
Advances from shareholders	7,000	19,000
Notes payable	10,100	24,610
Notes payable, related parties	298,497	396,870
Accrued payroll and payroll taxes	130,926	-
Accrued interest	92,050	92,050
Accrued interest, related parties	97,316	71,463
TOTAL CURRENT LIABILITIES	1,304,940	1,447,545

CONTINGENCIES (NOTE 13)

STOCKHOLDERS DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized;13,287,426 and 5,912,426 issued and outstanding at April 30, 2012 and April 30, 2011, respectively	13,287	5,912
Additional paid-in capital	8,141,210	6,157,335
Accumulated deficiency	(9,091,001)	(6,479,602)
Accumulated other comprehensive income (loss)	51,150	(578,386)
TOTAL STOCKHOLDERS DEFICIENCY	(885,354)	(894,741)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$419,586	$552,804

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	April 30,
	2012	2011
	(As Restated – Note 15)
Revenue
Management services
Non-affiliates	$-	$1,458
Affiliates	160,101	-
Total Management Services	160,101	1,458

Interest income	-	-
Accounting services
Non-affiliates	-	-
Affiliates	-	13,200
Total Accounting Services	-	13,200

Other Income
Affiliates	-	22,883

Total Revenue	160,101	37,541

Operating Expenses
Bad debt	-	309,008
Salaries and wages	2,017,006	252,273
Professional fees	26,192	115,585
Insurance	61,913	94,096
Interest expense	51,334	31,554
General and administrative	58,748	54,178
Depreciation	681	1,900
Total Operating Expenses	2,215,874	858,594

Operating Loss	(2,055,773)	(821,053)

Other Income (Expense)
Tax penalties and interest	(8,197)	(18,044)
Miscellaneous Income	48,734	-
Loss on impairment of available-for-sale marketable equity securities	-	(338,325)
Gain on settlement of investments	-	20,613
Realized gain on investments	-	16,637
Loss on sale of available-for-sale marketable equity securities	(596,163)	(504,576)
Total Other Income (Expense)	(555,626)	(823,695)

Net Loss before Income Taxes	(2,611,399)	(1,644,748)

Income tax provision	-	(921,500)

Net Loss	(2,611,399)	(2,566,248)

Comprehensive Loss
Unrealized gain (loss) on available-for-sale marketable equity securities	570,785	(2,386,692)

Total Comprehensive Loss	$(2,040,614)	$(4,952,940)

Basic and Diluted Net Loss Per Share	$(0.38)	$(0.40)

Weighted Average Shares - Basic and Diluted	6,839,339	6,360,371

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2012 AND 2011

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficiency	Income (Loss)	(Deficiency)

Balance at April 30, 2010	6,412,426	$6,412	$6,214,202	$(3,913,354)	$1,095,330	$3,402,590

Unrealized loss on available-for-sale securities	-	-	-	-	(2,023,030)	(2,023,030)
Reclassification of other comprehensive income	-	-	-	-	349,314	349,314
Share based compensation expense	-	-	7,633	-	-	7,633
Settlement of lawsuit	-	(500,000)	(500)	(64,500)	-	(65,000)
Net loss, year ended April 30, 2011	-	-	-	(2,566,248)	-	(2,566,248)

Balance at April 30, 2011	5,912,426	$5,912	$6,157,335	$(6,479,602)	$(578,386)	$(894,741)

Unrealized gain on available-for-sale securities	-	-	-	-	51,150	51,150
Reclassification of other comprehensive income	-	-	-	-	578,386	578,386
Issuance of common stock for officer and director services - $0.27 per share	7,375,000	7,375	1,983,875			1,991,250
Net loss, year ended April 30, 2012	-	-	-	(2,611,399)	-	(2,611,399)

Balance at April 30, 2012 – As Restated – Note 15	13,287,426	$13,287	$8,141,210	$(9,091,001)	$51,150	$(885,354)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the
	Year Ended April 30,
	2012	2011
	(As Restated – Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,611,399)	$(2,566,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	596,163	805,651
Available-for-sale marketable equity securities received in exchange for management services	-	(1,458)
Bad debt expense	-	309,008
Depreciation expense	681	1,900
Stock based compensation expense	1,991,250	7,633
Deferred income taxes	-	920,000
Current state income taxes	-	(4,000)
(Increase) decrease in assets and liabilities:
Receivables - affiliates	-	11,601
Receivables - non-affiliates	-	(80,330)
Prepaid expenses	27,255	21,296
Accounts payable	(39,066)	58,128
Accounts payable, related parties	(7,213)	-
Accrued expenses	(128,222)	135,624
Accrued payroll and payroll taxes	130,926	-
Accrued interest	25,853	-
Accrued interest, related parties	-	29,733
Net cash used in operating activities	(13,772)	(351,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	293,646	381,987
Exercise of warrant for available-for-sale marketable equity securities	(89,375)	(25,000)
Purchase of available-for-sale marketable equity securities	(51,781)	-
Purchase of non-marketable securities	(19,845)	-
Net cash provided by investing activities	132,645	356,987

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	(6,000)	(3,000)
Repayment of debt	(14,510)	(23,145)
Proceeds (repayment) from issuance of promissory note - related parties	(104,373)	29,498
Net cash provided by (used in) financing activities	(124,883)	3,353

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,010)	8,878
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,445	6,567
CASH AND CASH EQUIVALENTS - END OF YEAR	$9,435	$15,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$12,000	$7,000
CASH PAID FOR INTEREST	$-	$1,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available-for-sale marketable equity securities	$629,536	$(2,386,692)
Settlement of lawsuit - exchange of warrant for Company's common stock	$-	$65,000
Advance converted to promissory note	$6,000	$-

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business and Going Concern

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operating activities of $2,611,399 and $13,772, respectively for the year ended April 30, 2012. Additionally, at April 30, 2012, the Company has minimal cash and has a working capital deficit of $906,299 and an accumulated deficiency of $9,091,001, which could have a material impact on the Company’s financial condition and operations. As a result, the Company has a stockholder’s deficiency of $885,354 at April 30, 2012. The Company does not have sufficient cash resources or current assets to pay its obligations.

In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

Accounting Changes

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in reporting entity and a change in accounting principle. BDC financial statement presentation and accounting use the “fair value” method of accounting, which requires BDCs to value certain of their investments at market value as opposed to historical cost and to recognize all unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value or historical-cost method (ASC 320 – “Investments – Debt and Equity Securities”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and will recognize unrealized gains or losses as a component of stockholders’ equity (deficiency). Also certain financial statements or schedules which are required

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to be presented for a BDC are not required for an operating company and the presentation and classification of items in the balance sheets, statements of operations and statements of cash flows will differ from that in a BDC. In accordance with ASC 250 “Accounting Changes and Error Corrections”, the change from a BDC to an operating company has been retrospectively applied to all periods presented in the accompanying financial statements.

As a BDC, the balance sheet was unclassified and presented with investment securities as the primary asset, a composition of net assets and an equivalent net asset value per share. As an operating company, assets and liabilities are classified as current and long-term, stockholders’ equity (deficiency) is presented instead of net assets, unrealized gains (losses) on securities is included as a component of accumulated other comprehensive income (loss). As a BDC, the statement of operations included unrealized appreciation (depreciation) on investments, and presented net increase (decrease) in net assets resulting from operations and as a per share amount. As an operating company, unrealized gains and losses on investments is excluded from net income and classified as a component of comprehensive income (loss). Additionally, net loss and net loss per share are reported.

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the fair market value is not readily determinable and the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 325-20 “Cost Method Investments”. Non-marketable securities where the Company owns greater than 20% of the investee are accounted for pursuant to ASC topic 323-10 “Investments - Equity Method and Joint Ventures”. Non-marketable securities for investments in joint ventures are accounted for pursuant to ASC topic 323-30 “Partnerships, Joint Ventures, Limited Liability Entities”

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, which are included in earnings in the period of disposal, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $338,325 of impairment charges for securities during the years ended April 30, 2012 and 2011, respectively.

Investments in securities of affiliates represent holdings of more than 5% of the issuer's voting common stock.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant estimates in the accompanying financial statements include the allowance for receivables, valuation of securities, valuation of equity based instruments issued for other than cash, and the valuation allowance on deferred tax assets.

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

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value. Notes receivable are presented as due from affiliated and non-affiliated issuers. Notes receivable from non-affiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock. Notes receivable from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the receivables. The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of April 30, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable consist of fees for services provided by the Company and are reported at fair value. Accounts receivable are presented as due from affiliated and non-affiliated issuers. Accounts receivable from unaffiliated issuers represent receivables from companies where we hold less than 5% of the issuer's voting common stock. Accounts receivable from affiliated issuers represent receivables from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is not the Company’s policy to accrue interest on past due receivables. There was no allowance for doubtful accounts as of April 30, 2012 and 2011.

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was zero and $312,508 at April 30, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

Certain reclassifications were made to the April 30, 2011 financial statements in order to conform to the April 30, 2012 financial statement presentation. These changes relate primarily to the discussion of Accounting Changes in Note 1 above.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – INVESTMENTS

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

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 3 – INVESTMENTS (CONTINUED)

As described in Note 1, an amendment to ASC 820-10 was issued in January 2010. This amendment is effective for interim reporting periods beginning after December 15, 2009. The Company adopted this amendment on February 1, 2010 and it does not have a material impact on its financial statements.

At April 30, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2012	(Level 1)	(Level 2)	(Level 3)

Investments
Available-for-sale marketable equity securities	$387,025	$387,025	$-	$-
Non-marketable equity securities, at cost	19,845	-	-	19,845

Total Investments in securities	$406,870	$387,025	$-	$19,845

At April 30, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Available-for-sale marketable equity securities	$89,707	$89,707	$-	$-
Available-for-sale marketable equity securities - affiliates	166,185	166,185	-	-
Non-marketable equity securities, at cost	250,250	-	-	250,250

Total Investments in securities	$506,142	$255,892	$-	$250,250

The following chart shows the components of change in the financial assets categorized as Level 3, for the year ending April 30, 2012:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2011	$250,250
Transfers into Level 3	19,845	(1)
Transfers out of Level 3	(250,250)	(2)
Ending Balance, April 30, 2012	$19,845

———————

(1) Transfer in of New Bastion Development at cost
(2) Transfer out for Lightwave Logic at cost

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 4 – INCOME TAXES

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2012 was $92,050. The change in unrecognized tax provisions during the year ending April 30, 2012 amounted to zero and the accrual at April 30, 2012 amounted to $92,050, which is classified as accrued interest in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and the accrual is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2012 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2012 and 2011 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2012	2011

Income taxes at U.S. Federal Income Tax rate	$640,000	$1,018,000
State income taxes, net of federal benefit	157,000	256,000
Non-deductible share based compensation	-	-
Exercise of warrant	-	-
Worthless warrants	-	-
Realized losses	(236,000)	(319,000)
Change in valuation allowance	(561,000)	(1,876,500)

Net Income tax (provision) benefit	$-	$(921,500)

The income tax (provision) benefit consists of the following:

	For the Year Ended April 30,
	2012	2011

Current:
Federal	$(27,000)	$149,000
State	(7,000)	42,000

Total Current	$(34,000)	$191,000

Deferred:
Federal	$465,000	$597,000
State	130,000	167,000

Total Deferred	$595,000	$764,000

Total Income Tax Benefit (Provision)	$561,000	$955,000
Change in Valuation Allowance	(561,000)	(1,876,500)
Net Income Tax Benefit (Provision)	$-	$(921,500)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 4 – INCOME TAXES (CONTINIUED)

The components of deferred tax (assets) liabilities are as follows:

	April 30,
	2012	2011

Deferred tax asset (liability)
Deferred charges	$57,000	$66,000
Net operating loss	243,000	277,000
Unrealized gains (losses)	-	416,000
Capital loss carryforward	871,000	1,097,000
Stock-based compensation	920,000	129,000
Amortization of deferred revenue from warrants	(276,000)	(327,000)
Bad debt	218,000	218,000
Adjustment for change in accumulated other comprehensive income	405,000	-
Other	(500)	500

Total deferred tax asset, net	$2,437,500	$1,876,500
Valuation allowance	(2,437,500)	(1,876,500)
Net deferred tax asset	$-	$-

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $561,000 for the year ended April 30, 2012. Net operating loss carry-forwards aggregate approximately $612,000 and capital loss carry-forwards aggregate approximately $2,816,000 and expire in years through 2032. The Company’s federal tax returns for 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).

The Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $201,000, comprised of interest and penalties. The Company also owes the State of Delaware approximately $128,000 in state income taxes from a prior year. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2012. The Company has agreements with both agencies to pay a minimum per month on the interest and penalties to avoid any collections or additional liens.

NOTE 5 – NOTES RECEIVABLE

Notes receivable consists of the following:

	April 30,
	2012	2011
Note Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000. This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

NOTE 6 – DUE FROM NON-AFFILIATED AND AFFILIATED COMPANIES

During the year ended April 30, 2011, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $309,008 in the accompanying financial statements and a wrote off the previous allowed $3,500 receivable.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 7 – DEFERRED REVENUE

The deferred revenue represents unearned management fee income. Income is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract. In accordance with ASC Subtopic 505-50, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date). Warrants are valued using the Black-Scholes method. There was no deferred revenue at April 30, 2012 or 2011.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	April 30,
	2012	2011

Notes payable
Promissory notes payable. Principal due payable on demand. (NOTE 12)	8,000	-

Notes payable, D&O Insurance Premium. Interest accrued at 9.2%for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	24,610

Notes payable	$10,100	$24,610

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 12)	$237,696	$332,068

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 12)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due payable on demand. (NOTE 12)	10,802	14,802

Notes payable, related party	$298,497	$396,870

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

During the year ending April 30, 2012 and 2011, the Company recognized $1,991,250, and $7,633, respectively, of stock-based compensation expense. The $1,991,250 of stock-based compensation expense for the year ended April 30, 2012 relates to common stock issued to employees and directors – see Note 12.

As of April 30, 2012, all compensation expense related to non-vested market-based share awards has been expensed. There were no employee stock options issued by the Company prior to May 1, 2006.

The following tables summarize all stock option activity of the Company since April 30, 2010:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2010	650,000	$0.20	8.82	$130,000

Expired	(50,000)	$0.20	7.82

Outstanding, April 30, 2011	600,000	$0.20	7.82	$120,000

Expired	(400,000)	$0.20

Outstanding, April 30, 2012	200,000	$0.20	6.82	$40,000

During the years ended April 30, 2012 and 2011, options to acquire 50,000 and 400,000 shares of common stock expired.

NOTE 11 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 60,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2012 and 2011, 13,287,425 and 5,912,426 shares were issued and outstanding, respectively. See Note 14 – Subsequent Events.

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

On March 16, 2012, pursuant to a private offering, the Company issued 7,375,000 shares of its restricted common stock, in exchange for officer and director services performed by the registrant’s current and former directors and officers, and professional services provided by service providers. The shares were valued at the quoted trade price on the grant date of $0.27 per share for a total expense of $1,991,250 and recorded as share-based compensation expense.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ending April 30, 2011, an officer loaned the Company $24,696 for operating expenses and is included in the Notes payable, related parties.

Notes payable, related parties were $298,497 and $396,870 at April 30, 2012 and 2011, respectively – See Note 8.

At April 30, 2012 and 2011, accounts payable, related parties are zero and $7,213.

For the years ended April 30, 2012 and 2011, the Company repaid $6,000 and $3,000 of advances from a related party shareholder, respectively. For the year ended April 30, 2012, the Company repaid $104,373 of promissory notes, related parties. For the years ended April 30, 2012 and 2011, the Company repaid $14,510 and $23,145 of debt, related parties, respectively. For the year ended April 30, 2011, the Company received $29,498 of proceeds from the issuance of promissory notes, related parties.

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

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of April 30, 2012 and 2011, respectively.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 14 – SUBSEQUENT EVENTS

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

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

NOTE 15 – RESTATEMENT

The Company’s Financial Statements included in an Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “Original Report”) filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 were not audited by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 2 to Annual Report on Form 10-K/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not audited by the Company’s Independent Registered Public Accounting Firm.

As a result of the audit, there were several adjustments to the Company’s April 30, 2012 Financial Statements, primarily related to investments valuation, accruals and income taxes and presenting the Company as an operating commercial company rather than as a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 15 – RESTATEMENT (CONTINUED)

BALANCE SHEET

	At April 30, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,435	$-	$9,435
Available-for-sale marketable equity securities	-	387,025	387,025
Prepaid expenses	2,181	-	2,181
TOTAL CURRENT ASSETS	11,616	387,025	398,641

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	19,845	19,845
Investments	548,008	(548,008)	-
Deferred income tax	1,561,000	(1,561,000)	-
Long-term loans	153,670	(153,670)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	2,263,778	(2,242,833)	20,945

TOTAL ASSETS	$2,275,394	$(1,855,808)	$419,586

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$327,583	$12,264	$339,847
Accounts payable, related parties	10,802	(10,802)	-
Accrued expenses		201,204	201,204
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	7,000	7,000
Notes payable	10,100	-	10,100
Notes payable, related parties	-	298,497	298,497
Accrued payroll and payroll taxes	-	130,926	130,926
Accrued interest	-	92,050	92,050
Accrued interest, related parties	-	97,316	97,316
TOTAL CURRENT LIABILITIES	348,485	956,455	1,304,940

LONG-TERM LIABILITIES
Accrued expenses	195,097	(195,097)	-
Advances from shareholders	7,000	(7,000)	-
Notes payable, related parties	287,696	(287,696)	-
Accrued interest	92,050	(92,050)	-
Deferred income tax	33,000	(33,000)	-
Accrued interest, related parties	97,316	(97,316)	-
TOTAL LONG-TERM LIABILITIES	712,159	(712,159)	-

TOTAL LIABILITIES	1,060,644	244,296	1,304,940

STOCKHOLDERS EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized;13,287,426 and 5,912,426 issued and outstanding at April 30, 2012 and April 30, 2011, respectively	13,287	-	13,287
Additional paid-in capital	8,076,242	64,968	8,141,210
Accumulated income (loss):
Accumulated net operating loss	24,061	(24,061)	-
Dividends paid	(448,596)	448,596	-
Net realized loss on investments	(6,122,296)	6,122,296	-
Net realized gain on dividend of portfolio stock	343,924	(343,924)	-
Net unrealized depreciation of investments	(671,871)	671,871	-
Accumulated deficiency	-	(9,091,001)	(9,091,001)
Accumulated other comprehensive income (loss)	-	51,150	51,150
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,214,751	(2,100,105)	(885,354)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)	$2,275,395	$(1,855,808)	$419,586

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 15 – RESTATEMENT (CONTINUED)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	April 30, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$160,101	$-	$160,101
Total Management Services	160,101	-	160,101

Total Revenue	160,101	-	160,101

Operating Expenses
Bad debt	150,838	(150,838)	-
Salaries and wages	966,030	1,050,976	2,017,006
Professional fees	1,013,983	(987,791)	26,192
Insurance	61,913	-	61,913
Interest expense	51,332	2	51,334
General and administrative	58,769	(21)	58,748
Depreciation	682	(1)	681
Total Operating Expenses	2,303,547	(87,673)	2,215,874

Operating Loss	(2,143,446)	87,673	(2,055,773)

Other Income (Expense)
Tax penalties and interest	-	(8,197)	(8,197)
Miscellaneous Income	184,531	(135,797)	48,734
Unrealized gain (loss) on available-for-sale marketable equity securities	295,898	(295,898)	-
Loss on sale of available-for-sale marketable equity securities	(596,163)	-	(596,163)
Total Other Income (Expense)	(115,734)	(439,892)	(555,626)

Net Loss before Income Taxes	(2,259,180)	(352,219)	(2,611,399)

Income tax benefit (provision)	(205,000)	205,000	-
Penalties and interest	(7,000)	7,000	-

Net Loss	(2,471,180)	(140,219)	(2,611,399)

Comprehensive Income ( Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	-	570,785	570,785

Total Comprehensive Income (Loss)	(2,471,180)	430,566	(2,040,614)

Basic and Diluted Loss Per Share	$(0.36)	$(0.02)	$(0.38)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 15 – RESTATEMENT (CONTINUED)

STATEMENT OF CASH FLOWS

	Year Ended
	April 30, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,471,180)	$(140,219)	$(2,611,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	596,163	-	596,163
Sale (Purchase) of investment securities	132,944	(132,944)	-
Depreciation expense	681	-	681
Stock based compensation expense	1,917,500	73,750	1,991,250
Net unrealized appreciation (depreciation) of investments	(295,898)	295,898	-
Deferred income taxes	197,000	(197,000)	-
Current income taxes	60,000	(60,000)	-
(Increase) decrease in assets and liabilities:
Due from affiliates	98,948	(98,948)	-
Prepaid expenses	27,255	(0)	27,255
Accounts payable	(39,067)	1	(39,066)
Accounts payable, related parties	7,976	(15,189)	(7,213)
Accrued expenses	(129,419)	1,197	(128,222)
Accrued payroll and payroll taxes	-	130,926	130,926
Accrued interest	25,853	-	25,853
Net cash provided by (used in) operating activities	128,756	(142,528)	(13,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	293,646	293,646
Exercise of warrant for available-for-sale marketable equity securities	-	(89,375)	(89,375)
Purchase of available-for-sale marketable equity securities	-	(51,781)	(51,781)
Purchase of non-marketable securities	-	(19,845)	(19,845)
Net cash provided by investing activities	-	132,645	132,645

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	(12,000)	6,000	(6,000)
Repayment of debt	(14,510)	-	(14,510)
Proceeds (repayment) from issuance of promissory note - related parties	(109,377)	5,004	(104,373)
Net cash used in financing activities	(135,887)	11,004	(124,883)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,131)	1,121	(6,010)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,121)	15,445
CASH AND CASH EQUIVALENTS - END OF YEAR	$9,435	$-	$9,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$12,000	$-	$12,000
CASH PAID FOR INTEREST	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$629,536	$629,536
Advance converted to promissory note	$-	$6,000	$6,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2012 AND 2011

NOTE 16 – COMPREHENSIVE INCOME

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the years ended April 30, 2012 and 2011, respectively:

	Unrealized Gains
	and Losses on
	Available-For
	Sale
	Securities

Beginning Balance – April 30, 2010	$1,095,330

Other comprehensive income (loss) before reclassifications	(2,023,030)

Amounts reclassified from accumulated other comprehensive Income	349,314

Net current period other comprehensive income (loss)	(1,673,716)

Balance at April 30, 2011	$(578,386)

Other comprehensive income (loss) before reclassifications	51,150

Amounts reclassified from accumulated other comprehensive Income	578,386

Net current period other comprehensive income (loss)	629,536	(1)

Balance at April 30, 2012	$51,150

———————

(1)

The net period other comprehensive income of $629,536 is $58,750 greater than the $570,785 of unrealized gain on available-for-sale marketable equity securities reported as Comprehensive Income in the Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2012. The $58,750 difference is for the accumulated appreciation of a non-marketable security (warrant to purchase stock) in 2011 that was not recorded (valued at cost). In 2012, the warrant was exercised and the security was reclassed to an available-for sale-marketable equity security. Accordingly, the accumulated appreciation not recorded in 2011 flowed through in 2012.