Form 10-Q/A
period 2011-07-31
Universal Capital Management, Inc.
filed 2013-07-25
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————————

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

The number of shares of the registrant’s Common Stock issued and outstanding as of July 25, 2013 was 23,187,426.

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on September 19, 2011. The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s July 31, 2011 Financial Statements included in the Original Report, primarily related to investments valuation, accruals and income taxes. The following tables provide the change from the Original Report as compared to the Amended Report for the statement of assets and liabilities, statement of operations and statement of cash flows.

i

Statement of Assets and Liabilities

	At July 31, 2011
	As Reported	Adjustments	As Restated
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,267 and $475,228)	$628,722	$(273,300)	$355,422
Affiliate investments (cost: $1,234,952 and $1,473,552)	238,525	(126,025)	112,500
Total Investments	867,247	(399,325)	467,922

Cash and cash equivalents	16,612	1,388	18,000
Receivables:
Due from non-affiliates	49,221	(49,221)	-
Due from affiliates (net of allowance of $3,500)	259,787	(259,787)	-
Total Receivables	309,008	(309,008)	-

Prepaid expenses	24,931	-	24,931
Property and equipment, net	207	-	207
Current income tax asset	76,000	(76,000)	-
Deferred income tax	1,569,000	(1,569,000)	-
Notes receivable – related party, net	-	-	-
Rent deposit	1,100	-	1,100

TOTAL ASSETS	$2,864,105	$(2,351,945)	$512,160

LIABILITIES
Accounts payable	$366,182	$12,304	$378,486
Accounts payable, related parties	7,213	-	7,213
Bank account deficit	-	1,388	1,388
Accrued expenses	319,606	(134,995)	184,611
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	19,000	-	19,000
Notes payable	19,811	-	19,811
Notes payable, related parties	378,870	-	378,870
Accrued payroll and payroll taxes	-	139,906	139,906
Accrued interest	92,050	-	92,050
Accrued interest, related parties	80,351	1	80,352

TOTAL LIABILITIES	$1,283,083	$146,604	$1,429,687

CONTINGENCIES (NOTE 12)

NET ASSETS (LIABILITIES)	$1,581,022	$(917,527)	$(917,527)

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 shares issued and outstanding at July 31, 2011 and April 30, 2011	$5,912	$-	$5,912
Additional paid-in capital	6,194,586	(37,251)	6,157,335
Accumulated income (loss):
Accumulated net operating loss	2,039,642	(2,099,223)	(59,581)
Dividends paid	(448,596)	-	(448,596)
Net realized loss on investments	(5,711,472)	(301,075)	(6,012,547)
Net realized gain on dividend of portfolio stock	343,924	-	343,924
Net unrealized depreciation of investments	(842,974)	(61,000)	(903,974)

NET ASSETS (LIABILITIES)	$1,581,022	$(2,498,549)	$(917,527)

Equivalent per share value based on 5,912,426 shares of capital stock outstanding as of July 31, 2011 and April 30, 2011	$0.27	$(0.42)	$(0.16)

Statement of Operations

	Three Months Ended July 31, 2011
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$21,700	$-	$21,700
Total Management Services	21,700	-	21,700

Total Revenue	21,700	-	21,700

Operating Expenses
Salaries and wages	7,928	-	7,928
Professional fees	3,927	-	3,927
Insurance	19,878	-	19,878
Interest expense	9,389	-	9,389
General and administrative	18,968	43	19,011
Depreciation	475	(1)	474
Total Operating Expenses	60,565	42	60,607

Operating Income (Loss) before income taxes	(38,865)	(42)	(38,907)

Income tax benefit (provision)	(89,000)	89,000	-
Miscellaneous income	-	1,120	1,120

Operating Income (Loss)	(127,865)	90,078	(37,787)

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(185,339)	-	(185,339)
Unrealized appreciation (depreciation) on investments	124,590	17,000	141,590

Net Increase in Net Liabilities Resulting from Operations	(188,614)	107,078	(81,536)

Net Increase in Net Liabilities from Operations Per Share:
Basic	$(0.03)	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.02)	$(0.01)

Weighted average shares:
Basic	5,912,426	-	5,912,426
Diluted	5,912,426	-	5,912,426

Statement of Cash Flows

	Three Months Ended July 31, 2011
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets (liabilities) resulting from operations	$(188,614)	$107,078	$(81,536)
Adjustments to reconcile net decrease in net assets (liabilities) resulting from operations to net cash provided by operating activities:
Sale of investment securities	53,221	422	53,643
Purchase of investment securities	-	(422)	(422)
Loss on sale of portfolio stock	185,339	-	185,339
Depreciation expense	474	-	474
Net unrealized (appreciation) depreciation on investments	(124,590)	(17,000)	(141,590)
Deferred income taxes	105,000	(105,000)	-
Current income taxes	(16,000)	16,000	-
(Increase) decrease in assets:
Prepaid expenses	4,505	-	4,505
Increase (decrease) in liabilities:
Accounts payable	(468)	41	(427)
Bank account deficit	-	1,388	1,388
Accrued payroll and payroll taxes	-	(2,910)	(2,910)
Accrued expenses	(4,910)	2,912	(1,998)
Accrued interest, related parties	8,888	-	8,888
Net cash provided by operating activities	22,845	2,510	25,354

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(4,799)	-	(4,799)
Repayment of promissory note - related parties	(18,000)	-	(18,000)
Net cash used in financing activities	(22,799)	-	(22,799)

NET INCREASE IN CASH AND CASH EQUIVALENTS	46	2,509	2,555
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,122)	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,612	$1,388	$18,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$2,000	$-	$2,000

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

v

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

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC as of November 1, 2011. Since November 1, 2011, we have had no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Also, our Company is managed so it will not be deemed to be an investment company as defined in the 1940 Act and will maintain its registration under the 1934 Act and continue to be obligated to file regular reports as required thereunder.

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

We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date.

During the period covered by this Amended Report, our Company was a non-diversified, close-ended management investment company that had elected to be treated as a business development company (BDC) under the 1940 Act. We assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace. This included assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts. Our niche was to assist young companies prepare themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing. Since we had differing clients in varied industries, our overall portfolio during this period was extremely diversified, which enabled us to offer investors who invested in us a potentially higher return with less risk. For our management services we received a block of common stock which could result in a financial windfall for us and our shareholders.

Pursuant to the requirements of the Investment Company Act of 1940, as amended (“1940 Act”), our Board of Directors is responsible for determining in good faith the fair value of the securities and assets held by our Company for which market quotations are not readily available. This is because during the period covered by this Amended Report, our Company was a BDC under the 1940 Act. In making its determination, our Board of Directors may consider valuation appraisals provided by independent financial experts. With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value may be assigned a discount reflecting the particular nature of the investment.

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ended July 31, 2011	At the Year Ended April 30, 2011
TOTAL ASSETS	$512,160	$611,554
NET LIABILITIES	$(917,527)	$(835,991)
NET LIABILITY VALUE PER SHARE	$(0.16)	$(0.14)
NET UNREALIZED DEPRECIATION ON INVESTMENTS	$(903,974)	$(1,045,564)

The changes in total assets, net liabilities and net liability value per share for the three months ending July 31, 2011 were primarily attributable to:

•

$141,590 net unrealized appreciation on investments.

•

$185,339 loss on disposal of portfolio stock.

At July 31, 2011 and April 30, 2011, $467,922 or approximately 51% and $564,892 or approximately 68% of our net liabilities, respectively, consisted of investments, of which cumulative net unrealized depreciation was $903,974 at July 31, 2011 and cumulative net unrealized depreciation was $1,045,564 at April 30, 2011.

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

Three months ending July 31, 2011 compared to the three months ended July 31, 2010

For the three months ending July 31, 2011 our Company had revenue for services in the amount of $21,700 compared to $8,111 for the three months ending July 31, 2010. During the three months ending July 31, 2011, all of the Company’s revenue was from cash received for management services. For the three months ended July 31, 2010, primarily all of the Company’s revenue was from cash received for accounting services.

Total operating expenses for the three months ending July 31, 2011 were $60,607, the principal components of which were insurance of $19,878, general and administration of $19,010, interest expense of $9,389 and salaries and wages of $7,928. By comparison, total operating expenses for the three months ending July 31, 2010 were $429,835, the principal components of which were bad debt expense of $284,050, salaries and wages of $66,065, professional fees of $30,010 and insurance of $24,379. The bad debt expense related to an allowance recorded for due from affiliate receivables.

The Company realized an operating loss of $37,787 for the three months ending July 31, 2011 compared to an operating loss of $1,285,724 for the three months ending July 31, 2010. The change from 2010 to 2011 was primarily from an $864,000 income tax provision related to a valuation allowance against deferred tax assets with no corresponding amount in 2011.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $18,000 of cash at July 31, 2011. Consequently, payment of operating expenses and cash with which to make investments will similarly have to come from equity capital to be raised from investors or from borrowed funds. There is no assurance that our Company will be successful in raising such additional equity capital or additional borrowings or if it can, that it can do so at a price that management believes to be appropriate. Under the Investment Company Act of 1940, as amended (“1940 Act”), our Company may not sell shares of common stock at less than its net asset value except in certain limited circumstances.

At July 31, 2011, $258,422 or 55% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements Of Assets And Liabilities; (ii) Statements Of Operations; (iii) Statements Of Cash Flows; (iv) Statement Of Changes In Net Liabilities; (v) Financial Highlights; (vi) Schedule Of Investments As Of July 31, 2011; (vii) Schedule Of Investments As Of April 30, 2011; and (viii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

July 25, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2011

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	July 31, 2011	April 30, 2011
	(Unaudited) (As Restated – Note 14)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,267 and $475,228)	$355,422	$398,707
Affiliate investments (cost: $1,234,952 and $1,473,552)	112,500	166,185
Total Investments	467,922	564,892

Cash and cash equivalents	18,000	15,445
Prepaid expenses	24,931	29,436
Property and equipment, net	207	681
Notes receivable – related party, net	-	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$512,160	$611,554

LIABILITIES
LIABILITIES
Accounts payable	$378,486	$378,913
Accounts payable, related parties	7,213	7,213
Bank account deficit	1,388	-
Accrued expenses	184,611	186,610
Current state income taxes payable	128,000	128,000
Advances from shareholders	19,000	19,000
Notes payable	19,811	24,610
Notes payable, related parties	378,870	396,870
Accrued payroll and payroll taxes	139,906	142,816
Accrued interest	92,050	92,050
Accrued interest, related parties	80,352	71,463

TOTAL LIABILITIES	1,429,687	1,447,545

CONTINGENCIES (NOTE 12)

NET LIABILITIES	$(917,527)	$(835,991)

COMPOSITION OF NET LIABILITIES
Common stock, $0.001 par value, 60,000,000 shares authorized;5,912,426 shares issued and outstanding at July 31, 2011 and April 30, 2011	$5,912	$5,912
Additional paid-in capital	6,157,335	6,157,335
Accumulated income (loss):
Accumulated net operating loss	(59,581)	(21,794)
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(6,012,547)	(5,827,208)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized depreciation of investments	(903,974)	(1,045,564)

NET LIABILITIES	$(917,527)	$(835,991)

Equivalent per share value based on 5,912,426 shares of capital stock outstanding as of July 31, 2011 and April 30, 2011	$(0.16)	$(0.14)

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ending
	July 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14)
Revenue
Management services
Affiliates	$21,700	$500
Total Management Services	21,700	500

Accounting services
Affiliates	-	7,200
Total Accounting Services	-	7,200

Other Income
Affiliates	-	411
Total Revenue	21,700	8,111

Operating Expense
Bad debt	-	284,500
Salaries and wages	7,928	66,065
Professional fees	3,927	30,010
Insurance	19,878	24,379
Interest expense	9,389	7,958
General and administrative	19,011	16,448
Depreciation	474	475
Total Operating Expense	60,607	429,835

Operating Loss before Income Taxes	(38,907)	(421,724)

Income tax provision	-	(864,000)
Miscellaneous income	1,120	-

Operating Loss	(37,787)	(1,285,724)

Net realized and unrealized gains (losses):
Loss on disposal of portfolio stock	(185,339)	(56,346)
Loss on impairment of portfolio stock	-	(338,325)
Unrealized appreciation (depreciation) on investments	141,590	(2,435,320)

Net Increase (Decrease) in Net Assets (Liabilities) Resulting from Operations	$(81,536)	$(4,115,715)

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share:
Basic	$(0.01)	$(0.64)
Diluted	$(0.01)	$(0.64)

Weighted Average Shares:
Basic	5,912,426	6,412,426
Diluted	5,912,426	6,412,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ending
	July 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets (liabilities) resulting from operations	$(81,536)	$(4,115,715)
Adjustments to reconcile net increase (decrease) in net assets (liabilities) resulting from operations to net cash provided by (used in) operating activities:
Sale of investment securities	53,643	145,743
Purchase of investment securities	(422)	-
Loss on sale of portfolio stock	185,339	56,346
Investment securities received in exchange for management services	-	(500)
Depreciation expense	474	475
Bad debt expense	-	284,500
Stock based compensation expense	-	1,271
Net unrealized depreciation and impairment on investments	(141,590)	2,773,646
Deferred income taxes	-	920,000
Current income taxes	-	(59,000)
(Increase) decrease in assets:
Notes receivable affiliates	-	(55,822)
Receivables non-affiliates	-	11,601
Prepaid expenses	4,505	6,986
Increase (decrease) in liabilities:
Accounts payable	(427)	(4,135)
Bank account deficit	1,388	-
Accrued payroll and payroll taxes	(2,910)	-
Accrued expenses	(1,998)	8,123
Accrued interest, related parties	8,888	7,355
Net cash provided by (used in) operating activities	25,354	(19,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Repayment) of debt	(4,799)	(9,057)
Proceeds from issuance of promissory note - related parties	-	24,000
Repayment of promissory note - related parties	(18,000)	-
Net cash provided by (used in) financing activities	(22,799)	14,943

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,555	(4,183)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,445	6,567
CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,000	$2,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$2,000	$3,000

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Three Months Ending
	July 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14)

NET INCREASE (DECREASE) IN NET ASSETS (LIABILITIES) RESULTING FROM OPERATIONS	$(81,536)	$(4,115,715)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	-	1,271

NET CAPITAL SHARE TRANSACTIONS	-	1,271

TOTAL INCREASE (DECREASE) IN NET ASSETS (LIABILITIES)	(81,536)	(4,114,444)

NET ASSETS (LIABILITIES), BEGINNING OF YEAR	(835,991)	4,174,316

NET ASSETS (LIABILITIES), END OF PERIOD	$(917,527)	$59,872

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	July 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14
PER SHARE INFORMATION

Net asset (liability) value, beginning of period	$(0.14)	$0.65

Net loss from operations, net of taxes (1)	(0.01)	(0.20)
Net realized loss on investments, net of taxes (1)	(0.03)	(0.06)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	0.02	(0.38)
	(0.02)	(0.64)

Net asset (liability) value, end of period	$(0.16)	$0.01

Per share market value, end of period	$0.05	$0.20

Investment return, based on net asset value at end of period	9.75%	-98.74%

RATIO/SUPPLEMENTAL DATA

Net assets (liabilities), end of period	$(917,527)	$59,872

Ratio of expenses to average net assets (liabilities)	-27.65%	81.21%
Ratio of net loss from operations to average net assets (liabilities)	17.75%	-242.92%

Diluted weighted average number of shares outstanding during the period	5,912,426	6,412,426

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF JULY 31, 2011 (As Restated – Note 14)

(UNAUDITED)

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	July 31, 2011	Valuation (1)	Cost	July 31, 2011	Net Assets
Affiliate Investments (2)
PR Specialists, Inc.(5)(6)(7)	Public shell	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Vystar Corporation (4)(6)	Natural rubber latex products	Mar-10	24.04%	250,000	(M)	500,000	112,500	-12.26%

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex products
500,000 warrants expiring April 30, 2013(5)(6)		Jul-08	0.00%	500,000	(I)	193,000	-	0.00%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	0.00%	50,000	(I)	-	-	0.00%
50,000 warrants expiring May 31, 2012(5)(6)		Nov-10	0.00%	50,000	(I)	-	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		24.04%			1,234,952	112,500	-12.26%

(continued)

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF JULY 31, 2011 (As Restated – Note 14)

(UNAUDITED)

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	July 31, 2011	Valuation (1)	Cost	July 31, 2011	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Dec-10	20.74%	97100,000	(M)	95,295	97,000	-10.59%

Warrant to purchase 357,500 shares of Lightwave Logic, Inc. common stock, expiring February 2012 (5)(6)(7)	Plastics engineering	Feb-08	55.14%	357,500	(I)	250,250	258,000	-28.12%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	500,000	(I)	17,000	-	0.00%

New Bastion Development, Inc. (6)(7)	Commercial Real Estate	May-09 to Dec-11	0.08%		(C)	422	422	-0.05%

Other (5)(6)(7)	Various	May-09	0.00%	3,500	(C)	300	-	0.00%

	Total Investments in Non-Affiliates		75.96%			475,267	355,422	-38.76%

	Total Investments		100.00%			$1,710,219	$467,922	-51.02%
	Cash and other assets, less liabilities						(1,385,449)	151.00%
	Net liabilities at July 31, 2011						$(917,527)	100.00%

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

(5)

Restricted securities - illiquid securities; total illiquid securities of $258,422 represents 55% of total investments as of July 31, 2011.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF APRIL 30, 2011

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	April 30, 2011	Valuation (1)	Cost	April 30, 2011	Net Assets
Affiliate Investments (2)
PR Specialists, Inc.(5)(6)(7)	Public shell	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Vystar Corporation (4)(6)	Natural rubber latex products	Mar-10	29.41%	369,300	(M)	738,600	166,185	-19.88%

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex products
500,000 warrants expiring April 30, 2013(5)(6)		Jul-08	0.00%	500,000	(I)	193,000	-	0.00%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	0.00%	50,000	(I)	-	-	0.00%
50,000 warrants expiring May 31, 2012(5)(6)		Nov-10	0.00%	50,000	(I)	-	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		29.41%			1,473,552	166,185	-19.88%

(continued)

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF APRIL 30, 2011

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	April 30, 2011	Valuation (1)	Cost	April 30, 2011	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Feb-07 to Jan-09	0.17%	817	(M)	678	907	-0.11%
		Dec-10	15.72%	100,000	(M)	95,000	88,800	-10.62%

Warrant to purchase 357,500 shares of Lightwave Logic, Inc. common stock, expiring February 2012 (5)(6)(7)	Plastics engineering	Feb-08	54.70%	357,500	(I)	250,250	309,000	-36.96%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	500,000	(I)	17,000	-	0.00%

Other (5)(6)(7)	Various	May-09	0.00%	3,000	(C)	300	-	0.00%

	Total Investments in Non-Affiliates		70.59%			475,228	398,707	-47.69%

	Total Investments		100.00%			$1,948,780	$564,892	-67.57%
	Cash and other assets, less liabilities						(1,400,883)	167.56%
	Net liabilities at April 30, 2011						$(835,991)	100.00%

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

(5)

Restricted securities - illiquid securities; total illiquid securities of $398,707.

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

AS OF JULY 31, 2011

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business and Going Concern

During the period covered by these financial statements, Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) was a business development company (“BDC”). During this period, the Company was a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940. We assisted early stage development companies in all aspects of the planning process from inception to entering the public marketplace. This included assisting with the preparation of financial statements, capitalization tables, valuations, business plans and coordinating public/investor relations efforts. Our niche during this period was to assist young companies preparing themselves for introduction to a diversified group of accredited investors in order to assist them with obtaining private debt and/or equity financing. Since we had differing clients in varied industries, our overall portfolio was extremely diversified, which we believed enabled us to offer investors who invested in us a potentially higher return with less risk. For our management services we received a block of common stock or warrants to purchase common stock which could result in a financial windfall for us and our shareholders. The Company refers to companies in which it invests as “portfolio companies.” See Subsequent Events Note 13.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended July 31, 2011, the Company had a net increase in net liabilities from operations of $81,536 and as of July 31, 2011, has net liabilities of $917,527. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended April 30, 2011, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending July 31, 2011 are not necessarily indicative of operating results expected for the full year.

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

AS OF JULY 31, 2011

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

Notes Receivable

Notes receivable consist of monies loaned to its portfolio companies evidenced by a note specifying a specific term, and interest rate and are reported at fair value. Notes receivable are presented as due from affiliated and non-affiliated issuers. Notes receivables from unaffiliated issuers represent notes from companies where we hold less than 5% of the issuer's voting common stock. Notes receivables from affiliated issuers represent notes from companies where we hold 5% or more of the issuer’s voting common stock. The Company provides an allowance for losses on notes receivable based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of July 31, 2011 and April 30, 2011, respectively.

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

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was zero and $284,500 for the three months ended July 31, 2011 and 2010, respectively.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

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

AS OF JULY 31, 2011

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

AS OF JULY 31, 2011

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

At July 31, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$112,500	$112,500	$-	$-
Non-affiliate investments	355,422	97,000	-	258,422

Total Investments in securities	$467,922	$209,500	$-	$258,422

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending July 31, 2011:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2011	$309,000

Transfer into Level 3	422	(1)
Total unrealized gains/(losses) included in change in net liabilities	(51,000)

Ending Balance, July 31, 2011	$258,422

The amount of total gains or losses for the period included in changes in net liabilities attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(51,000)

———————

(1)

Transfer in for New Bastion Development, Inc.

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

NOTE 5 – DUE FROM AFFILIATED COMPANIES

During the three months ended July 31, 2010, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $284,500 in the accompanying unaudited financial statements and wrote off the previous allowance against a $3,500 receivable.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

Deferred revenue represents unearned management fee income which is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract. In accordance with ASC Subtopic 505-50, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date). Warrants are valued using the Black-Scholes method. As of July 31, 2011 and April 30, 2011, the Company had no deferred revenue.

Management service revenue recognized consists of:

	For the Three Months Ending
	July 31,
	2011	2010
Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	$-	$500

Total Affiliates	$-	$500

Total Management Services Revenue	$-	$500

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2011	April 30, 2011

Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	$19,811	$24,610

Notes payable	$19,811	$24,610

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (Note 11)	$318,068	$332,068

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009. Principal and interest payable on demand. (Note 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (Note 11)	10,802	14,802

Notes payable, related party	$378,870	$396,870

NOTE 8 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of July 31, 2011 and April 30, 2011, these advances totaled $19,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

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

During the three months ending July 31, 2011 and 2010, the Company’s net income was approximately zero and $1,271 lower as a result of stock-based compensation expense. As of July 31, 2011, there was no unrecognized compensation expense related to non-vested market-based share awards.

The following tables summarize all stock option activity of the Company since April 30, 2011:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, April 30, 2011	600,000	$0.20	7.82	$130,000

No activity

Outstanding, July 31, 2011	600,000	$0.20	7.57	$-

Exercisable, July 31, 2011	600,000	$0.20	7.57	$130,000

NOTE 10 – CAPITAL SHARE TRANSACTIONS

During the three months ending July 31, 2011 and 2010, the Company recognized zero and $1,271 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $378,870 and $396,870 at July 31, 2011 and April 30, 2011, respectively (See Note 8 – Advances from Shareholders).

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 12 – CONTINGENCIES

McCrae Associates, LLC Lawsuit

In July 2006, McCrae Associates, LLC (“McCrae) filed a lawsuit against the Company and its directors and officers in the United States District Court for the District of Connecticut. The lawsuit alleged that McCrae is the owner of 300,000 shares of the Company’s common stock and that the Company did not deliver to and is wrongfully withholding such shares from McCrae. The lawsuit alleged that the directors and officers conspired with the Company to deprive McCrae of such shares, and that the directors and officers owed a fiduciary duty to McCrae that they violated by refusing to tender the shares to McCrae upon demand. The lawsuit also alleged that all of the defendants violated the Connecticut Unfair Trade Practices Act. McCrae sought delivery of a stock certificate covering the shares, unspecified monetary damages, including treble damages, attorney fees and punitive damages.

The Company vigorously defended the action and filed a counter-claim against McCrae and a third-party claim against Stephen Funk seeking to rescind the issuance of shares to McCrae and to recover monetary damages on fraud and breach of contract theories. The Company also filed similar claims in the Chancery Court in Wilmington, Delaware seeking to rescind the issuance of 200,000 shares of common stock to Liberator, LLC, and a company it believes is controlled by Stephen Funk. The parties agreed to the voluntary dismissal of the action in Delaware with the express understanding that Liberator would be bound by the decision of the Court in Connecticut with respect to the McCrae shares. Efforts by the Company and McCrae to settle the litigation were unsuccessful and the parties commenced discovery.

In February 2011, the Company agreed to a settlement regarding the McCrae lawsuit. In exchange for settlement of the lawsuit, the Company exchanged a warrant to purchase 42,500 shares of Lightwave Logic, Inc. common stock at an exercise price of $0.25 per share, expiring February 2012 for 500,000 shares of the Company’s common stock that McCrae holds. The legal documents were executed and the transaction was complete in March 2011. The Company has determined that the settlement should be accounted for at fair value of instruments received and instruments paid with a resulting gain or loss on settlement. As a result, the Company recorded a $65,000 gain on settlement as of April 30, 2011.

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2011.

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

Unpaid Taxes and Penalties

At July 31, 2011, the Company owed the State of Delaware approximately $128,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as current state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $184,611. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at July 31, 2011. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

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

On June 25, 2012, in relation to the MICCO World, Inc. lawsuit (See Note 12 – Contingencies), the Company dismissed the suit against the defendants with prejudice.

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

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock are contingently returnable and not considered outstanding as of July 15, 2013.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000, the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion. Additionally, 1) in February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, 2) in March 2013, the Company paid New Bastion $15,000, 3) in April 2013, the Company paid New Bastion $20,000, and 4) in May 2013, the Company paid New Bastion $20,000, net of $3,500 of expenses paid, all of these in accordance with the August 22, 2012 MOU. As a result of the payments, the original $500,000 balance owed to New Bastion has been reduced to $195,000 as of July 15, 2013.

On July 24, 2013, the Company and New Bastion agreed to renegotiate and modify the revised framework and finalize the business transaction as follows: 1) no further cash consideration will be paid by the Company to New Bastion, 2) the $305,000 of cash consideration previously paid by the Company will be exchanged for 50,000 shares of New Bastion common stock, representing approximately 5.62% of the outstanding shares of NBR common stock and 3) the previously 5,000,000 shares and the 15,000,000 contingently returnable shares to New Bastion will be cancelled and returned to the Company.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 15, 2013, the Company received subscriptions of 6,200,000 shares of common stock for $620,000 of gross proceeds. the securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

NOTE 14 – RESTATEMENT

The Company’s Financial Statements included in an Quarterly Report on Form 10-Q for the period ended July 31, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on September 19, 2011 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s July 31, 2011 Financial Statements included in the Original Report, primarily related to investments valuation, accruals and income taxes. The following tables provide the change from the Original Report as compared to the Amended Report for the statement of assets and liabilities, statement of operations and statement of cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Assets and Liabilities

	At July 31, 2011
	As Reported	Adjustments	As Restated
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,267 and $475,228)	$628,722	$(273,300)	$355,422
Affiliate investments (cost: $1,234,952 and $1,473,552)	238,525	(126,025)	112,500
Total Investments	867,247	(399,325)	467,922

Cash and cash equivalents	16,612	1,388	18,000
Receivables:
Due from non-affiliates	49,221	(49,221)	-
Due from affiliates (net of allowance of $3,500)	259,787	(259,787)	-
Total Receivables	309,008	(309,008)	-

Prepaid expenses	24,931	-	24,931
Property and equipment, net	207	-	207
Current income tax asset	76,000	(76,000)	-
Deferred income tax	1,569,000	(1,569,000)	-
Notes receivable – related party, net	-	-	-
Rent deposit	1,100	-	1,100

TOTAL ASSETS	$2,864,105	$(2,351,945)	$512,160

LIABILITIES
Accounts payable	$366,182	$12,304	$378,486
Accounts payable, related parties	7,213	-	7,213
Bank account deficit	-	1,388	1,388
Accrued expenses	319,606	(134,995)	184,611
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	19,000	-	19,000
Notes payable	19,811	-	19,811
Notes payable, related parties	378,870	-	378,870
Accrued payroll and payroll taxes	-	139,906	139,906
Accrued interest	92,050	-	92,050
Accrued interest, related parties	80,351	1	80,352

TOTAL LIABILITIES	$1,283,083	$146,604	$1,429,687

CONTINGENCIES (NOTE 12)

NET ASSETS (LIABILITIES)	$1,581,022	$(917,527)	$(917,527)

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 shares issued and outstanding at July 31, 2011 and April 30, 2011	$5,912	$-	$5,912
Additional paid-in capital	6,194,586	(37,251)	6,157,335
Accumulated income (loss):
Accumulated net operating loss	2,039,642	(2,099,223)	(59,581)
Dividends paid	(448,596)	-	(448,596)
Net realized loss on investments	(5,711,472)	(301,075)	(6,012,547)
Net realized gain on dividend of portfolio stock	343,924	-	343,924
Net unrealized depreciation of investments	(842,974)	(61,000)	(903,974)

NET ASSETS (LIABILITIES)	$1,581,022	$(2,498,549)	$(917,527)

Equivalent per share value based on 5,912,426 shares of capital stock outstanding as of July 31, 2011 and April 30, 2011	$0.27	$(0.42)	$(0.16)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Operations

	Three Months Ended July 31, 2011
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$21,700	$-	$21,700
Total Management Services	21,700	-	21,700

Total Revenue	21,700	-	21,700

Operating Expenses
Salaries and wages	7,928	-	7,928
Professional fees	3,927	-	3,927
Insurance	19,878	-	19,878
Interest expense	9,389	-	9,389
General and administrative	18,968	43	19,011
Depreciation	475	(1)	474
Total Operating Expenses	60,565	42	60,607

Operating Income (Loss) before income taxes	(38,865)	(42)	(38,907)

Income tax benefit (provision)	(89,000)	89,000	-
Miscellaneous income	-	1,120	1,120

Operating Income (Loss)	(127,865)	90,078	(37,787)

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(185,339)	-	(185,339)
Unrealized appreciation (depreciation) on investments	124,590	17,000	141,590

Net Increase in Net Liabilities Resulting from Operations	(188,614)	107,078	(81,536)

Net Increase in Net Liabilities from Operations Per Share:
Basic	$(0.03)	$(0.02)	$(0.01)
Diluted	$(0.03)	$(0.02)	$(0.01)

Weighted average shares:
Basic	5,912,426	-	5,912,426
Diluted	5,912,426	-	5,912,426

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Cash Flows

	Three Months Ended July 31, 2011
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets (liabilities) resulting from operations	$(188,614)	$107,078	$(81,536)
Adjustments to reconcile net decrease in net assets (liabilities) resulting from operations to net cash provided by operating activities:
Sale of investment securities	53,221	422	53,643
Purchase of investment securities	-	(422)	(422)
Loss on sale of portfolio stock	185,339	-	185,339
Depreciation expense	474	-	474
Net unrealized (appreciation) depreciation on investments	(124,590)	(17,000)	(141,590)
Deferred income taxes	105,000	(105,000)	-
Current income taxes	(16,000)	16,000	-
(Increase) decrease in assets:
Prepaid expenses	4,505	-	4,505
Increase (decrease) in liabilities:
Accounts payable	(468)	41	(427)
Bank account deficit	-	1,388	1,388
Accrued payroll and payroll taxes	-	(2,910)	(2,910)
Accrued expenses	(4,910)	2,912	(1,998)
Accrued interest, related parties	8,888	-	8,888
Net cash provided by operating activities	22,845	2,510	25,354

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(4,799)	-	(4,799)
Repayment of promissory note - related parties	(18,000)	-	(18,000)
Net cash used in financing activities	(22,799)	-	(22,799)

NET INCREASE IN CASH AND CASH EQUIVALENTS	46	2,509	2,555
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,122)	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,612	$1,388	$18,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$2,000	$-	$2,000