Form 10-Q/A
period 2011-10-31
Universal Capital Management, Inc.
filed 2013-07-25
CIK 1308569

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

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended October 31, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on December 20, 2011. The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s October 31, 2011 Financial Statements included in the Original Report, primarily related to investments valuation, accruals and income taxes. The following tables provide the change from the Original Report as compared to the Amended Report for the statement of assets and liabilities, statement of operations and statement of cash flows.

i

Statement of Assets and Liabilities

	At October 31, 2011
	As Reported	Adjustments	As Restated
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,267 and $475,228)	$476,345	$(269,000)	$207,345
Affiliate investments (cost: $1,234,952 and $1,473,552)	83,692	(49,725)	33,967
Total Investments	560,037	(318,725)	241,312

Cash and cash equivalents	15,383	-	15,383
Receivables:
Accounts receivable	49,296	-	49,296
Due from non-affiliates	49,221	(49,221)	-
Due from affiliates (net of allowance of $3,500)	259,787	(259,787)	-
Total Receivables	358,304	(309,008)	49,296

Prepaid expenses	24,687	-	24,687
Property and equipment, net	82	-	82
Current income tax asset	65,000	(65,000)	-
Deferred income tax	1,555,000	(1,555,000)	-
Notes receivable – related party, net	-	-	-
Rent deposit	1,100	-	1,100

TOTAL ASSETS	$2,579,593	$(2,247,733)	$331,860

LIABILITIES
Accounts payable	$366,378	$12.264	$378,642
Accounts payable, related parties	7,213	-	7,213
Accrued expenses	316,606	(134,996)	181,610
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	19,000	-	19,000
Notes payable	19,811	-	19,811
Notes payable, related parties	353,870	-	353,870
Accrued payroll and payroll taxes	-	139,906	139,906
Accrued interest	92,050	-	92,050
Accrued interest, related parties	85,572	1	85,573

TOTAL LIABILITIES	$1,260,500	$145,175	$1,405,675

CONTINGENCIES (NOTE 12)

NET ASSETS (LIABILITIES)	$1,319,093	$(2,392,908)	$(1,073,815)

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 shares issued and outstanding at October 31, 2011 and April 30, 2011	$5,912	$-	$5,912
Additional paid-in capital	6,194,586	(37,251)	6,157,335
Accumulated income (loss):
Accumulated net operating loss	2,060,850	(2,073,925)	(13,075)
Dividends paid	(448,596)	-	(448,596)
Net realized loss on investments	(5,906,514)	(301,033)	(6,207,547)
Net realized gain on dividend of portfolio stock	343,924	-	343,924
Net unrealized depreciation of investments	(931,069)	19,301	(911,768)

NET ASSETS (LIABILITIES)	$1,319,093	$(2,392,907)	$(1,073,815)

Equivalent per share value based on 5,912,426 shares of capital stock outstanding as of October 31, 2011 and April 30, 2011	$0.22	$(0.40)	$(0.18)

Statement of Operations

	Three Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$45,804	$49,348	$95,152
Total Management Services	45,804	49,348	95,152

Other Income
Affiliates	49,348	(49,348)	-

Total Revenue	95,152	-	95,152

Operating Expenses
Salaries and wages	10,233	-	10,233
Professional fees	8,699	-	8,699
Insurance	13,180	-	13,180
Interest expense	4,804	-	4,804
General and administrative	11,983	(79)	11,904
Depreciation	125	-	125
Total Operating Expenses	49,024	(79)	48,945

Operating Income before income taxes	46,128	79	46,207

Income tax benefit (provision)	(25,000)	25,000	-
Miscellaneous income	-	300	300

Operating Income	21,128	25,378	46,507

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(195,000)	-	(195,000)
Unrealized appreciation (depreciation) on investments	(88,095)	80,301	(7,795)

Net Increase (Decrease) in Net Assets (Liabilities) Resulting from Operations	(261,967)	105,679	(156,288)

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share:
Basic	$(0.04)	$0.01	$(0.03)
Diluted	$(0.04)	$0.01	$(0.03)

Weighted average shares:
Basic	5,912,426	-	5,912,426
Diluted	5,912,426	-	5,912,426

Statement of Operations

	Six Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$67,504	$49,348	$116,852
Total Management Services	67,504	49,348	116,852

Other Income
Affiliates	49,348	(49,348)	-

Total Revenue	116,852	-	116,852

Operating Expenses
Salaries and wages	18,161	-	18,161
Professional fees	12,626	-	12,626
Insurance	33,058	-	33,058
Interest expense	14,193	-	14,193
General and administrative	30,871	44	30,915
Depreciation	600	(1)	599
Total Operating Expenses	109,509	43	109,552

Operating Income (Loss) before income taxes	7,343	(43)	7,300

Income tax benefit (provision)	(114,000)	114,000	-
Miscellaneous income	-	1,420	1,420

Operating Income (Loss)	(106,657)	115,377	8,720

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(380,339)	-	(380,339)
Unrealized appreciation (depreciation) on investments	36,495	97,300	133,795

Net Increase (Decrease) in Net Assets (Liabilities) Resulting from Operations	(450,501)	212,677	(237,824)

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share:
Basic	$(0.08)	$0.04	$(0.04)
Diluted	$(0.08)	$0.04	$(0.04)

Weighted average shares:
Basic	5,912,426	-	5,912,426
Diluted	5,912,426	-	5,912,426

Statement of Cash Flows

	Six Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets (liabilities) resulting from operations	$(450,501)	$212,677	$(237,824)
Adjustments to reconcile net decrease in net assets (liabilities) resulting from operations to net cash provided by operating activities:
Sale of investment securities	77,336	(300)	77,036
Purchase of investment securities	-	-	-
Loss on sale of portfolio stock	380,339	-	380,339
Depreciation expense	599	-	599
Net unrealized (appreciation) depreciation on investments	(36,537)	(97,258)	(133,795)
Deferred income taxes	119,000	(119,000)	-
Current income taxes	(5,000)	5,000	-
(Increase) decrease in assets:
Accounts receivable	(49,296)	-	(49,296)
Prepaid expenses	4,749	-	4,749
Increase (decrease) in liabilities:
Accounts payable	(272)	-	(272)
Accrued payroll and payroll taxes	-	(2,910)	(2,910)
Accrued expenses	(7,910)	2,910	(5,000)
Accrued interest, related parties	14,109	2	14,111
Net cash provided by operating activities	46,616	1,121	47,737

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(4,799)	-	(4,799)
Repayment of promissory note - related parties	(43,000)	-	(43,000)
Net cash used in financing activities	(47,799)	-	(47,799)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,183)	1,121	(62)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,121)	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,383	$-	$15,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$5,000	$-	$5,000

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

Financial Condition

Our Company’s total assets, net assets, net asset value per share and unrealized appreciation are set forth in the following table:

	At the Quarter Ended October 31, 2011	At the Year Ended April 30, 2011
TOTAL ASSETS	$331,860	$611,554
NET LIABILITIES	$(1,073,815)	$(835,991)
NET LIABILITY VALUE PER SHARE	$(0.18)	$(0.14)
NET UNREALIZED DEPRECIATION ON INVESTMENTS	$(911,768)	$(1,045,564)

The changes in total assets, net liabilities and net liability value per share for the six months ending October 31, 2011 were primarily attributable to:

•

$380,339 loss on disposal of portfolio stock.

•

$133,795 net unrealized appreciation on investments.

At October 31, 2011 and April 30, 2011, $241,312 or approximately 22% and $564,892 or approximately 68% of our net liabilities, respectively, consisted of investments, of which cumulative net unrealized depreciation was $911,768 at October 31, 2011 and cumulative net unrealized depreciation was $1,045,564 at April 30, 2011.

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

Three months ending October 31, 2011 compared to the three months ended October 31, 2010

For the three months ended October 31, 2011, we had revenue for services in the amount of $95,152 compared to $6,739 for the three months ended October 31, 2010. For 2011, all of our revenue was comprised of management services provided to affiliates. For 2010, all of our revenue was primarily comprised of accounting services provided to affiliates.

Total operating expenses for the three months ending October 31, 2011 were $48,946, the principal components of which were insurance of $13,180, general and administration of $11,905, and salaries and wages of $10,233. By comparison, total operating expenses for the three months ending October 31, 2010 were $182,491, the principal components of which were salaries and wages of $86,228, professional fees of $31,936, $24,472 of insurance expense and $17,122 of bad debt.

The Company realized an operating income of $46,506 for the three months ending October 31, 2011 compared to an operating loss of $219,886 for the three months ending October 31, 2010.

Six months ending October 31, 2011 compared to the six months ended October 31, 2010

For the six months ended October 31, 2011, we had revenue for services in the amount of $16,852 compared to $14,850 for the six months ended October 31, 2010. For 2011, all of our revenue was comprised of management services provided to affiliates. For 2010, all of our revenue was primarily comprised of accounting services provided to affiliates.

Total operating expenses for the six months ending October 31, 2011 were $109,552, the principal components of which were insurance of $33,058, general and administration of $30,915 and salaries and wages of $18,161. By comparison, total operating expenses for the six months ending October 31, 2010 were $612,326, the principal components of which were $301,622 of bad debt expense, $152,293 of salaries and wages, professional fees of $61,946, $48,851 of insurance expense and $31,080 of other general and administrative expense.

The Company realized an operating income of $8,720 for the six months ending October 31, 2011 compared to an operating loss of $1,505,610 for the six months ending October 31, 2010. Included in the 2010 loss is a net tax provision of $895,000 as a result of a valuation allowance against deferred tax assets with no corresponding amount in 2011.

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

At October 31, 2011, $146,235 or 61% of our investments are illiquid securities that do not have a market or they are restricted and therefore cannot be traded or sold.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements Of Assets And Liabilities; (ii) Statements Of Operations; (iii) Statements Of Cash Flows; (iv) Statement Of Changes In Net Liabilities; (v) Financial Highlights; (vi) Schedule Of Investments As of October 31, 2011; (vii) Schedule Of Investments As Of April 30, 2011; and (viii) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

July 25, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2011

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	October 31, 2011	April 30, 2011
	(Unaudited) (As Restated – Note 14)
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $485,502 and $475,228)	$207,345	$398,707
Affiliate investments (cost: $1,005,602 and $1,473,552)	33,967	166,185
Total Investments	241,312	564,892

Cash and cash equivalents	15,383	15,445
Accounts receivable	49,296	-
Prepaid expenses	24,687	29,436
Property and equipment, net	82	681
Notes receivable – related party, net	-	-
Rent deposit	1,100	1,100

TOTAL ASSETS	$331,860	$611,554

LIABILITIES
LIABILITIES
Accounts payable	$378,642	$378,913
Accounts payable, related parties	7,213	7,213
Accrued expenses	181,610	186,610
Current state income taxes payable	128,000	128,000
Advances from shareholders	19,000	19,000
Notes payable	19,811	24,610
Notes payable, related parties	353,870	396,870
Accrued payroll and payroll taxes	139,906	142,816
Accrued interest	92,050	92,050
Accrued interest, related parties	85,573	71,463

TOTAL LIABILITIES	1,405,675	1,447,545

CONTINGENCIES (NOTE 12)

NET LIABILITIES	$(1,073,815)	$(835,991)

COMPOSITION OF NET LIABILITIES
Common stock, $0.001 par value, 60,000,000 shares authorized;5,912,426 shares issued and outstanding at October 31, 2011 and April 30, 2011	$5,912	$5,912
Additional paid-in capital	6,157,335	6,157,335
Accumulated income (loss):
Accumulated net operating loss	(13,075)	(21,794)
Dividends paid	(448,596)	(448,596)
Net realized loss on investments	(6,207,547)	(5,827,208)
Net realized gain on dividend of portfolio stock	343,924	343,924
Net unrealized depreciation of investments	(911,768)	(1,045,564)

NET LIABILITIES	$(1,073,815)	$(835,991)

Equivalent per share value based on 5,912,426 shares of capital stock outstanding as of October 31, 2011 and April 30, 2011	$(0.18)	$(0.14)

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ending		For the Six Months Ending
	October 31,		October 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(As Restated - Note 14)		(As Restated - Note 14)
REVENUE
Management services
Affiliates	$95,152	$500	$116,852	$1,000
Total Management Services	95,152	500	116,852	1,000

Accounting services
Affiliates	-	6,000	-	13,200
Total Accounting Services	-	6,000	-	13,200

Other Income
Affiliates	-	239	-	650
TOTAL REVENUE	95,152	6,739	116,852	14,850

OPERATING EXPENSE
Bad debt	-	17,122	-	301,622
Salaries and wages	10,233	86,228	18,161	152,293
Professional fees	8,699	31,936	12,626	61,946
Insurance	13,180	24,472	33,058	48,851
Interest expense	4,804	7,629	14,193	15,587
General and administrative	11,904	14,632	30,915	31,077
Depreciation	125	472	599	950
TOTAL OPERATING EXPENSE	48,945	182,491	109,552	612,326

INCOME (LOSS) BEFORE INCOME TAXES	46,207	(175,752)	7,300	(597,476)

Income tax benefit	-	(31,000)	-	(895,000)
Penalties and interest	-	(13,134)	-	(13,134)
Miscellaneous income	300	-	1,420	-

OPERATING INCOME	46,507	(219,886)	8,720	(1,505,610)

Net realized and unrealized gains (losses):
Loss on disposal of portfolio stock	(195,000)	(113,204)	(380,339)	(169,550)
Loss on impairment of portfolio stock	-	(25,800)	-	(364,125)
Unrealized appreciation (depreciation) on investments	(7,795)	47,956	133,795	(2,387,364)

NET INCREASE (DECREASE) IN NET ASSETS (LIABILITIES) RESULTING FROM OPERATIONS	$(156,288)	$(310,934)	$(237,824)	$(4,426,649)

Net increase (decrease) in net assets (liabilities) from operations per share:
Basic	$(0.03)	$(0.05)	$(0.04)	$(0.69)
Diluted	$(0.03)	$(0.05)	$(0.04)	$(0.69)

Weighted average shares:
Basic	5,912,426	6,412,426	5,912,426	6,412,426
Diluted	5,912,426	6,412,426	5,912,426	6,412,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ending
	October 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets (liabilities) resulting from operations	$(237,824)	$(4,426,649)
Adjustments to reconcile net increase (decrease) in net assets (liabilities) resulting from operations to net cash provided by (used in) operating activities:
Sale (purchase) of investment securities	77,036	274,212
Loss on sale of portfolio stock	380,339	169,550
Stock (received) granted for interest	-	-
Acquisition of warrants for sale of stock	-	(25,800)
Investment securities received in exchange for management services	-	(1,000)
Depreciation expense	599	950
Stock based compensation expense	-	2,544
Bad debt expense	-	301,622
Net unrealized (appreciation) depreciation and impairment on investments	(133,795)	2,751,489
Deferred income taxes	-	920,000
Current income taxes	-	(29,500)
(Increase) decrease in assets:
Accounts receivable	(49,296)	-
Notes receivable affiliates	-	(72,944)
Receivables non-affiliates	-	11,601
Prepaid expenses	4,749	14,466
Increase (decrease) in liabilities:
Accounts payable	(272)	17,030
Accrued expenses	(5,000)	55,945
Accrued payroll and payroll taxes	(2,910)	-
Accrued interest, related parties	14,111	14,574
Net cash provided by (used in) operating activities	47,737	(21,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	-	-
Proceeds from advance from shareholder - related party	-	-
Proceeds (Repayment) of debt	(4,799)	(16,035)
Proceeds from issuance of promissory note - related parties	-	34,696
Repayment of promissory note - related parties	(43,000)	-
Net cash provided by (used in) financing activities	(47,799)	18,661

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62)	(3,249)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,445	6,567
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,383	$3,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$5,000	$4,500

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	For the Six Months Ending
	October 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14)

NET INCREASE (DECREASE) IN NET ASSETS (LIABILITIES) RESULTING FROM OPERATIONS	$(237,824)	$(4,426,649)

CAPITAL SHARE TRANSACTIONS
Share-based compensation expense	-	2,544

NET CAPITAL SHARE TRANSACTIONS	-	2,544

TOTAL INCREASE (DECREASE) IN NET ASSETS (LIABILITIES)	(237,824)	(4,424,105)

NET ASSETS (LIABILITIES), BEGINNING OF YEAR	(835,991)	4,174,316

NET LIABILITIES, END OF PERIOD	$(1,073,815)	$(249,789)

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL HIGHLIGHTS

	October 31,
	2011	2010
	(Unaudited)
	(As Restated - Note 14)
PER SHARE INFORMATION

Net asset (liability) value, beginning of period	$(0.14)	$0.65

Net income (loss) from operations, net of taxes (1)	0.00	(0.23)
Net realized loss on investments, net of taxes (1)	(0.06)	(0.08)
Net unrealized appreciation (depreciation) on investments, net of taxes (2)	0.02	(0.38)
	(0.04)	(0.69)

Net liability value, end of period	$(0.18)	$(0.04)

Per share market value, end of period	$0.09	$0.20

Investment return, based on net liability value at end of period	28.45%	-105.99%

RATIO/SUPPLEMENTAL DATA

Net liabilities, end of period	$(1,073,815)	$(249,789)

Ratio of expenses to average net liabilities	-22.95%	124.82%
Ratio of net income (loss) from operations to average net liabilities	-3.65%	-306.91%

Diluted weighted average number of shares outstanding during the period	5,912,426	6,412,426

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS

AS OF OCTOBER 31, 2011 (As Restated – Note 14)

(UNAUDITED)

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	October 31, 2011	Valuation (1)	Cost	Oct. 31, 2011	Net Assets
Affiliate Investments (2)
PR Specialists, Inc.(5)(6)(7)	Public shell	Dec-09	0.00%	2,500,000	(M)	$2,500	$-	0.00%

BF Acquisition Group V, Inc.(5)(6)(7)	Public shell	April-05; Nov-09	0.00%	100,000	(M)	1,625	-	0.00%
		Nov-09	0.00%	1,900,000	(M)	1,900	-	0.00%

Vystar Corporation (4)(6)	Natural rubber latex products	Mar-10	14.08%	135,325	(M)	270,650	33,967	-3.16%

Warrant to purchase 600,000 shares of Vystar Corporation	Natural rubber latex products
500,000 warrants expiring April 30, 2013(5)(6)		Jul-08	0.00%	500,000	(I)	193,000	-	0.00%
50,000 warrants expiring April 30, 2012(5)(6)		Oct-10	0.00%	50,000	(I)	-	-	0.00%
50,000 warrants expiring May 31, 2012(5)(6)		Nov-10	0.00%	50,000	(I)	-	-	0.00%

Innovation Industries
Promissory note (6)(8)	Direct sales	Oct-09	0.00%		(C)	10,000	-	0.00%

SIVOO Holdings, Inc. (4)(6)	High speed internet media	Dec-05 to Nov-06	0.00%	664,501	(M)	319,725	-	0.00%

Warrants to purchase 605,000 shares of SIVOO Holdings, Inc.	High speed internet media
200,000 warrants expiring November 14, 2011 (5)(6)		Nov-06	0.00%	200,000	(I)	-	-	0.00%
405,000 warrants expiring February 28, 2013 (5)(6)		Feb-08	0.00%	405,000	(I)	206,202	-	0.00%
4% of fully diluted common stock at time of exercise - TBD (5)(6)		Oct-09	0.00%	TBD	(I)	-	-	0.00%

	Total Investments in Affiliates		14.08%			1,005,602	33,967	-3.16%

(continued)

UNIVERSAL CAPITAL MANAGEMENT, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

AS OF OCTOBER 31, 2011 (As Restated – Note 14)

(UNAUDITED)

				Number of
		Date of	% of	Units Held at	Method of		Value at	% of
	Business	Acquisition	Portfolio	October 31, 2011	Valuation (1)	Cost	Oct. 31, 2011	Net Assets
Non-Affiliate Investments (3)
Lightwave Logic, Inc. (4)(6)(7)	Plastics engineering	Dec-10	25.33%	97,000	(M)	93,075	61,110	-5.71%

Warrant to purchase 357,500 shares of Lightwave Logic, Inc. common stock, expiring February 2012 (5)(6)(7)	Plastics engineering	Feb-08	56.37%	357,500	(I)	250,250	136,000	-12.67%

Warrant to purchase 1,000,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	1,000,000	(I)	112,000	-	0.00%

Warrant to purchase 500,000 shares of iVolution Medical Systems, Inc. (privately held) common stock, expiring July 2013 (5)(6)	Medical billing and medical records software	Jul-08	0.00%	500,000	(I)	17,000	-	0.00%

New Bastion Development, Inc.(6)(7)	Commercial Real Estate	May-09 to Oct-11	4.24%	12,794	(M)	13,177	10,235	-0.95%

	Total Investments in Non-Affiliates		85.92%			485,502	207,345	-19.33%

	Total Investments		100.00%			$1,491,104	$241,312	-22.49%
	Cash and other assets, less liabilities						(1,315,127)	122.47%
	Net liabilities at October 31, 2011						$(1,073,815)	100.00%

Notes to Schedule of Investments:

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

(5)

Restricted securities - illiquid securities; total illiquid securities of $136,000 represents 56% of total investments as of October 31, 2011.

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

AS OF OCTOBER 31, 2011

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended October 31, 2011, the Company had a net increase in net liabilities from operations of $237,824 and as of October 31, 2011, has net liabilities of $1,073,815. In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of Universal Capital Management, Inc. (the “Company”) are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended April 30, 2011, as filed with the Securities and Exchange Commission. The interim operating results for the six months ending October 31, 2011 are not necessarily indicative of operating results expected for the full year.

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

AS OF OCTOBER 31, 2011

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

The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of October 31, 2011 and April 30, 2011, respectively.

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

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was zero and $301,622 for the six months ended October 31, 2011 and 2010, respectively.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

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

AS OF OCTOBER 31, 2011

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

AS OF OCTOBER 31, 2011

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

At October 31, 2011, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	October 31, 2011	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$33,967	$33,967	$-	$-
Non-affiliate investments	207,345	61,110	-	146,235

Total Investments in securities	$241,312	$95,077	$-	$146,235

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending October 31, 2011:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, July 31, 2011	$258,422

Transfers into Level 3	12,755	(1)
Total unrealized gains/(losses) included in change in net assets	(124,942)

Ending Balance, October 31, 2011	$146,235

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(124,942)

———————

(1)

Transfer in for New Bastion Development, Inc.

The following chart shows the components of change in the financial assets categorized as Level 3, for the six months ending October 31, 2011:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2011	$309,000

Transfers out of Level 3	-
Transfers into Level 3	13,177	(1)
Total unrealized losses included in change in net assets	(175,942)

Ending Balance, October 31, 2011	$146,235

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(175,942)

———————

(1)

Transfer in for New Bastion Development, Inc.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

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

NOTE 5 – DUE FROM AFFILIATED COMPANIES

During the six months ended October 31, 2010, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $301,622 in the accompanying unaudited financial statements and wrote off the previous allowance against a $3,500 receivable.

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

Deferred revenue represents unearned management fee income which is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract. In accordance with ASC Subtopic 505-50, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date). Warrants are valued using the Black-Scholes method. As of October 31, 2011 and April 30, 2011, the Company had no deferred revenue.

Management service revenue recognized consists of:

	For the Six Months Ending
	October 31,
	2011	2010
Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	$-	$1,000

Total Affiliates	$-	$1,000

Total Management Services Revenue	$-	$1,000

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2011	April 30, 2011

Notes payable
Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	$19,811	$24,610

Notes payable	$19,811	$24,610

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 11)	$293,068	$332,068

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009. Principal and interest payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 11)	10,802	14,802

Notes payable, related party	$353,870	$396,870

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

During the six months ending October 31, 2011 and 2010, the Company’s net income was approximately zero and $2,544 lower as a result of stock-based compensation expense. As of October 31, 2011, there was no unrecognized compensation expense related to non-vested market-based share awards.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2011:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, April 30, 2011	600,000	$0.20	7.82	$130,000

No activity

Outstanding, October 31, 2011	600,000	$0.20	7.32	$-

Exercisable, October 31, 2011	600,000	$0.20	7.32	$130,000

NOTE 10 – CAPITAL SHARE TRANSACTIONS

During the six months ending October 31, 2011 and 2010, the Company recognized zero and $2,544 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $353,870 and $396,870 at October 31, 2011 and April 30, 2011, respectively (See Note 8 – Advances from Shareholders).

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 12 – CONTINGENCIES (CONTINUED)

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of October 31, 2011.

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

Unpaid Taxes and Penalties

At October 31, 2011, the Company owed the State of Delaware approximately $128,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as current state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $181,610. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at October 31, 2011. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

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

AS OF OCTOBER 31, 2011

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

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

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock are contingently returnable and not considered outstanding as of July 8, 2013.

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

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000, the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion. Additionally, 1) in February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, 2) in March 2013, the Company paid New Bastion $15,000, 3) in April 2013, the Company paid New Bastion $20,000, and 4) in May 2013, the Company paid New Bastion $20,000, net of $3,500 of expenses paid, all of these in accordance with the August 22, 2012 MOU. As a result of the payments, the original $500,000 balance owed to New Bastion has been reduced to $195,000 as of July 8, 2013.

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

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 8, 2013, the Company received subscriptions of 6,200,000 shares of common stock for $620,000 of gross proceeds. the securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 14 – RESTATEMENT

The Company’s Financial Statements included in a Quarterly Report on Form 10-Q for the period ended October 31, 2011 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on December 20, 2011 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s October 31, 2011 Financial Statements included in the Original Report, primarily related to investments valuation, accruals and income taxes. The following tables provide the change from the Original Report as compared to the Amended Report for the statement of assets and liabilities, statement of operations and statement of cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Assets and Liabilities

	At October 31, 2011
	As Reported	Adjustments	As Restated
ASSETS
Investments, at fair value
Non-affiliate investments (cost: $475,267 and $475,228)	$476,345	$(269,000)	$207,345
Affiliate investments (cost: $1,234,952 and $1,473,552)	83,692	(49,725)	33,967
Total Investments	560,037	(318,725)	241,312

Cash and cash equivalents	15,383	-	15,383
Receivables:
Accounts receivable	49,296	-	49,296
Due from non-affiliates	49,221	(49,221)	-
Due from affiliates (net of allowance of $3,500)	259,787	(259,787)	-
Total Receivables	358,304	(309,008)	49,296

Prepaid expenses	24,687	-	24,687
Property and equipment, net	82	-	82
Current income tax asset	65,000	(65,000)	-
Deferred income tax	1,555,000	(1,555,000)	-
Notes receivable – related party, net	-	-	-
Rent deposit	1,100	-	1,100

TOTAL ASSETS	$2,579,593	$(2,247,733)	$331,860

LIABILITIES
Accounts payable	$366,378	$12.264	$378,642
Accounts payable, related parties	7,213	-	7,213
Accrued expenses	316,606	(134,996)	181,610
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	19,000	-	19,000
Notes payable	19,811	-	19,811
Notes payable, related parties	353,870	-	353,870
Accrued payroll and payroll taxes	-	139,906	139,906
Accrued interest	92,050	-	92,050
Accrued interest, related parties	85,572	1	85,573

TOTAL LIABILITIES	$1,260,500	$145,175	$1,405,675

CONTINGENCIES (NOTE 12)

NET ASSETS (LIABILITIES)	$1,319,093	$(2,392,908)	$(1,073,815)

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 shares issued and outstanding at October 31, 2011 and April 30, 2011	$5,912	$-	$5,912
Additional paid-in capital	6,194,586	(37,251)	6,157,335
Accumulated income (loss):
Accumulated net operating loss	2,060,850	(2,073,925)	(13,075)
Dividends paid	(448,596)	-	(448,596)
Net realized loss on investments	(5,906,514)	(301,033)	(6,207,547)
Net realized gain on dividend of portfolio stock	343,924	-	343,924
Net unrealized depreciation of investments	(931,069)	19,301	(911,768)

NET ASSETS (LIABILITIES)	$1,319,093	$(2,392,907)	$(1,073,815)

Equivalent per share value based on 5,912,426 shares of capital stock outstanding as of October 31, 2011 and April 30, 2011	$0.22	$(0.40)	$(0.18)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Operations

	Three Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$45,804	$49,348	$95,152
Total Management Services	45,804	49,348	95,152

Other Income
Affiliates	49,348	(49,348)	-

Total Revenue	95,152	-	95,152

Operating Expenses
Salaries and wages	10,233	-	10,233
Professional fees	8,699	-	8,699
Insurance	13,180	-	13,180
Interest expense	4,804	-	4,804
General and administrative	11,983	(79)	11,904
Depreciation	125	-	125
Total Operating Expenses	49,024	(79)	48,945

Operating Income before income taxes	46,128	79	46,207

Income tax benefit (provision)	(25,000)	25,000	-
Miscellaneous income	-	300	300

Operating Income	21,128	25,378	46,507

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(195,000)	-	(195,000)
Unrealized appreciation (depreciation) on investments	(88,095)	80,301	(7,795)

Net Increase (Decrease) in Net Assets (Liabilities) Resulting from Operations	(261,967)	105,679	(156,288)

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share:
Basic	$(0.04)	$0.01	$(0.03)
Diluted	$(0.04)	$0.01	$(0.03)

Weighted average shares:
Basic	5,912,426	-	5,912,426
Diluted	5,912,426	-	5,912,426

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Operations

	Six Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$67,504	$49,348	$116,852
Total Management Services	67,504	49,348	116,852

Other Income
Affiliates	49,348	(49,348)	-

Total Revenue	116,852	-	116,852

Operating Expenses
Salaries and wages	18,161	-	18,161
Professional fees	12,626	-	12,626
Insurance	33,058	-	33,058
Interest expense	14,193	-	14,193
General and administrative	30,871	44	30,915
Depreciation	600	(1)	599
Total Operating Expenses	109,509	43	109,552

Operating Income (Loss) before income taxes	7,343	(43)	7,300

Income tax benefit (provision)	(114,000)	114,000	-
Miscellaneous income	-	1,420	1,420

Operating Income (Loss)	(106,657)	115,377	8,720

Net realized and unrealized gains (losses)
Loss on disposal of portfolio stock	(380,339)	-	(380,339)
Unrealized appreciation (depreciation) on investments	36,495	97,300	133,795

Net Increase (Decrease) in Net Assets (Liabilities) Resulting from Operations	(450,501)	212,677	(237,824)

Net Increase (Decrease) in Net Assets (Liabilities) from Operations Per Share:
Basic	$(0.08)	$0.04	$(0.04)
Diluted	$(0.08)	$0.04	$(0.04)

Weighted average shares:
Basic	5,912,426	-	5,912,426
Diluted	5,912,426	-	5,912,426

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2011

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Cash Flows

	Six Months Ended October 31, 2011
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets (liabilities) resulting from operations	$(450,501)	$212,677	$(237,824)
Adjustments to reconcile net decrease in net assets (liabilities) resulting from operations to net cash provided by operating activities:
Sale of investment securities	77,336	(300)	77,036
Purchase of investment securities	-	-	-
Loss on sale of portfolio stock	380,339	-	380,339
Depreciation expense	599	-	599
Net unrealized (appreciation) depreciation on investments	(36,537)	(97,258)	(133,795)
Deferred income taxes	119,000	(119,000)	-
Current income taxes	(5,000)	5,000	-
(Increase) decrease in assets:
Accounts receivable	(49,296)	-	(49,296)
Prepaid expenses	4,749	-	4,749
Increase (decrease) in liabilities:
Accounts payable	(272)	-	(272)
Accrued payroll and payroll taxes	-	(2,910)	(2,910)
Accrued expenses	(7,910)	2,910	(5,000)
Accrued interest, related parties	14,109	2	14,111
Net cash provided by operating activities	46,616	1,121	47,737

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(4,799)	-	(4,799)
Repayment of promissory note - related parties	(43,000)	-	(43,000)
Net cash used in financing activities	(47,799)	-	(47,799)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,183)	1,121	(62)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,121)	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,383	$-	$15,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$5,000	$-	$5,000