Form 10-Q/A
period 2012-01-31
Universal Capital Management, Inc.
filed 2013-07-25
CIK 1308569

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

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended January 31, 2012 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on March 15, 2012. The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s January 31, 2012 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company.. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

i

Balance Sheet

	At January 31, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,113	$-	$2,113
Accounts receivable, net	2,461	-	2,461
Available-for-sale marketable equity securities	-	169,642	169,642
Available-for-sale marketable equity securities - affiliates	-	27,767	27,767
Current income tax asset	86,000	(86,000)	-
Prepaid expenses	2,825	-	2,825
TOTAL CURRENT ASSETS	93,399	111,409	204,808

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	270,095	270,095
Investments, net	1,135,359	(1,135,359)	-
Deferred income tax	1,292,000	(1,292,000)	-
Long-term loans	309,008	(309,008)	-
Other long-term assets	1,100	(1,100)	-
Notes receivable – related party, net	-	-	-
Rent deposit	-	1,100	1,100
TOTAL LONG-TERM ASSETS	2,737,467	(2,466,272)	271,195
TOTAL ASSETS	$2,830,866	$(2,354,863)	$476,003
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$374,364	$12,265	$386,629
Accounts payable, related parties	10,802	(10,802)	-
Notes payable	2,500	-	2,500
Accrued expenses	-	178,610	178,610
Current state income tax payable	-	128,000	128,000
Advances from shareholders	-	19,000	19,000
Notes payable, related parties	-	324,369	324,369
Accrued payroll and payroll taxes	-	139,906	139,906
Accrued interest	-	92,050	92,050
Accrued interest, related parties	-	91,861	91,861
TOTAL CURRENT LIABILITIES	387,666	975,259	1,362,925

LONG-TERM LIABILITIES
Accrued expenses	$313,606	$(313,606)	$-
Advances from shareholders	19,000	(19,000)	-
Notes payable, related parties	313,568	(313,568)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	91,860	(91,860)	-
TOTAL LONG-TERM LIABILITIES	830,084	(830,084)	-
TOTAL LIABILITIES	$1,217,750	$145,175	$1,362,925

STOCKHOLDERS EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 shares issued and outstanding at January 31, 2012 and April 30, 2011, respectively	$5,912	$-	$5,912
Additional paid-in capital	6,194,586	(37,251)	6,157,335
Accumulated Deficiency:
Beg. Retained earnings	1,757,572	(1,757,572)	-
Dividends paid	(448,596)	448,596	-
Net realized loss on investments	(5,971,806)	5,971,806	-
Net realized gain on dividend of portfolio stock	343,924	(343,924)	-
Net unrealized depreciation of investments	(268,476)	268,476	-
End. Accumulated deficiency	(4,587,382)	4,587,382	-
Accumulated deficiency	-	(6,977,792)	(6,977,792)
Accumulated other comprehensive income (loss)	-	(72,377)	(72,377)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,613,116	2,087,344	(886,922)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)	$2,830,866	$2,232,520	$476,003

Statement of Operations and Comprehensive Income (Loss)

	Three Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$-	$(5,243)	$(5,243)
Total Management Services	-	(5,243)	(5,243)

Total Revenue	-	(5,243)	(5,243)

Operating Expenses
Salaries and wages	14,046	4,004	18,050
Professional fees	8,337	-	8,337
Insurance	18,175	0.26	18,175
Interest expense	6,289	-	6,289
General and administrative	9,105	(3,841)	5,264
Depreciation	82	-	82
Total Operating Expenses	56,034	163	56,197

Operating Loss	(56,034)	(5,406)	(61,440)

Other Income (Expense)
Tax penalties and interest	-	-	-
Refunds	(10,827)	10,827	-
Miscellaneous Income	5,548	(5,548)	-
Unrealized gain (loss) on available-for-sale marketable equity securities	662,627	(662,627)	-
Loss on sale of available-for-sale marketable equity securities	(65,130)	-	(65,130)
Total Other Income (Expense)	592,218	(657,348)	(65,130)

Net Income (Loss) before Income Taxes	536,184	(662,754)	(126,570)

Income tax benefit (provision)	(242,000)	242,000	-
Penalties and interest	-	-	-

Net Income (Loss)	294,184	(420,754)	(126,570)

Comprehensive Income ( Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	-	313,463	313,463

Total Comprehensive Income (Loss)	294,184	(107,291)	186,893

Basic and Diluted Net Income (Loss) Per Share	$(0.36)	$0.34	$(0.02)

Weighted Average Shares - Basic and Diluted	$5,912,426	$-	$5,912,426

Statement of Operations and Comprehensive Income (Loss)

	Nine Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$56,677	$54,932	$111,609
Total Management Services	56,677	54,932	111,609

Total Revenue	56,677	54,932	111,609

Operating Expenses
Salaries and wages	32,207	4,004	36,211
Professional fees	20,963	-	20,963
Insurance	51,233	-	51,233
Interest expense	20,482	-	20,482
General and administrative	39,976	(3,796)	36,180
Depreciation	682	(1)	681
Total Operating Expenses	165,543	207	165,750

Operating Loss	(108,866)	54,725	(54,141)

Other Income (Expense)
Miscellaneous Income	54,932	(53,512)	1,420
Unrealized gain (loss) on available-for-sale marketable equity securities	699,088	(699,088)	-
Loss on sale of available-for-sale marketable equity securities	(445,469)	-	(445,469)
Total Other Income (Expense)	308,551	(752,600)	(444,049)

Net Income (Loss) before Income Taxes	199,685	(697,875)	(498,190)

Income tax benefit (provision)	(356,000)	356,000	-

Net Loss	(156,315)	(341,875)	(498,190)

Comprehensive Income ( Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	-	447,258	447,258

Total Comprehensive Income (Loss)	(156,315)	105,383	(50,932)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.05)	$(0.08)

Weighted Average Shares - Basic and Diluted	$5,912,426	$-	$5,912,426

Statement of Cash Flows

	Nine Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,315)	$(341,875)	$(498,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of available-for-sale marketable equity securities	445,469	-	445,469
Sale (Purchase) of investment securities	99,477	(99,477)	-
Depreciation expense	681	-	681
Stock based compensation expense	-	-	-
Net unrealized appreciation (depreciation) of investments	(699,293)	699,293	-
Deferred income taxes	382,000	(382,000)	-
Current income taxes	(26,000)	26,000	-
(Increase) decrease in assets and liabilities:
Accounts receivable	(2,461)	-	(2,461)
Prepaid expenses	26,611	-	26,611
Accounts payable	11,302	(3,587)	7,715
Accounts payable, related parties	-	(7,213)	(7,213)
Accrued expenses	(10,910)	2,910	(8,000)
Accrued payroll and payroll taxes	-	(2,910)	(2,910)
Accrued interest, related parties	20,398	-	20,398
Net cash provided by (used in) operating activities	90,959	(108,859)	(17,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	64,161	64,161
Proceeds from sale of available-for-sale marketable equity securities - affiliates	-	102,130	102,130
Exercise of warrant for available-for-sale marketable equity securities	-	-	-
Purchase of available-for-sale marketable equity securities	-	(4,803)	(4,803)
Purchase of available-for-sale marketable equity securities - affiliates	-	(42,464)	(42,464)
Purchase of non-marketable securities	-	(19,845)	(19,845)
Net cash provided by investing activities	-	99,179	99,179

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	-	-
Penalties and interest	-	-	-
Repayment of debt	(22,110)	-	(22,110)
Repayment of promissory note - related parties	(83,302)	-	(72,501)
Net cash used in financing activities	(105,412)	-	(94,611)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,453)	1,121	(13,332)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,121)	15,445
CASH AND CASH EQUIVALENTS - END OF YEAR	$2,113	$-	$2,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$8,000	$-	$8,000
CASH PAID FOR INTEREST	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$506,009	$506,009

v

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

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

	PART II - OTHER INFORMATION

Item 4.	Controls and Procedures	4

Item 6.	Exhibits	4

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

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a BDC. The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC as of November 1, 2011. Since November 1, 2011, we have had no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Also, our Company is managed so it will not be deemed to be an investment company as defined in the 1940 Act and will maintain its registration under the 1934 Act and continue to be obligated to file regular reports as required thereunder. The Company determined that the one day of operations as a BDC (November 1, 2011) was not material and is utilizing that date as the commencement of operations as an operating company.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operating activities of $498,190 and $17,900, respectively, for the nine months ended January 31, 2012. Additionally, at July 31, 2012, the Company has minimal cash and has a working capital deficit of $1,158,117, an accumulated deficiency of $6,977,792 and a stockholders’ deficiency of $886,922, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at July 31, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Three months ending January 31, 2012 compared to the three months ended January 31, 2011

For the three months ended January 31, 2012, we had revenue in the amount of $(5,543) related to an adjustment for services provided as compared to revenue of $1,006 for the three months ended January 31, 2011. For the three months ended January 31, 2012, all of our revenue was comprised of management services provided to affiliates. For the three months ended January 31, 2011, $458 of our revenue was comprised of management services provided to affiliates and $548 was comprised of other services provided to affiliates.

Total operating expenses for the three months ended January 31, 2012 were $56,197, the principal components comprising $18,050 of salaries and wages, $18,175 of insurance expense and $8,337 of professional fees. By comparison, total operating expenses for the three months ended January 31, 2011 were $176,832, the principal components comprising of $115,580 of salaries and wages, $21,132 of insurance expense and $19,575 of professional fees.

Other Income (Expense) for the three months ended January 31, 2012 was $65,130 of expense compared to $136,227 of expense for the three months ended January 31, 2011. The 2012 amount consisted entirely of an expense of $65,130 for loss on the sale of available-for-sale marketable equity securities. The 2011 amount consisted primarily of an expense of $162,027 for loss on sale of marketable equity securities and a $25,800 income from a correction related to the impairment of available-for-sale marketable equity securities.

We had a net loss before income taxes of $126,570 and $312,053 for the nine months ended January 31, 2012 and 2011, respectively. For 2012, we had no income tax as compared to a $101,500 income tax benefit for 2011. As a result, the Company had a net loss of $126,570 and $210,553 for the nine months ended January 31, 2012 and 2011, respectively.

For the three months ended January 31, 2012, we had a $313,463 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive income of $186,893. For the three months ended January 31, 2011, we had a $154,196 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $56,357.

Nine months ending January 31, 2012 compared to the nine months ended January 31, 2011

For the nine months ended January 31, 2012, we had revenue in the amount of $111,609 for services provided as compared to revenue of $15,856 for the nine months ended January 31, 2011. For the nine months ended January 31, 2012, all of our revenue was comprised of management services provided to affiliates. For the nine months ended January 31, 2011, $1,458 of our revenue was comprised of management services provided to affiliates, $13,200 was comprised of accounting services provided to affiliates and $1,198 was other services provided to affiliates.

Total operating expenses for the nine months ended January 31, 2012 were $165,750, the principal components comprising $51,233 of insurance expense, $36,211 of salaries and wages, $36,179 of general and administrative expense, $20,963 of professional fees and $20,482 of interest expense. By comparison, total operating expenses for the nine months ended January 31, 2011 were $789,158, the principal components comprising of $302,356 of bad debt expense related to uncollectible affiliate receivables, $267,873 of salaries and wages, $81,521 of professional fees, $69,983 of insurance expense and $42,025 of general and administrative expense.

Other Income (Expense) for the nine months ended January 31, 2012 was $444,049 of expense compared to $683.036 of expense for the nine months ended January 31, 2011. The 2012 amount consisted of an expense of $445,469 for loss on the sale of available-for-sale marketable equity securities offset by $1,420 of miscellaneous income. The 2011 amount consisted primarily of an expense of $338,325 for loss on impairment of portfolio stock and $331,577 for loss on sale of marketable equity securities.

We had a net loss before income taxes of $498,190 and $1,456,358 for the nine months ended January 31, 2012 and 2011, respectively. For 2012, we had no income tax as compared to a $793,500 income tax provision for 2011. As a result, the Company had a net loss of $498,190 and $2,249,838 for the nine months ended January 31, 2012 and 2011, respectively.

For the nine months ended January 31, 2012, we had a $447,258 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $50,932. For the nine months ended January 31, 2011, we had a $2,233,168 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $4,483,006.

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

Critical Accounting Estimates

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $338,325 of impairment charges for securities during the nine months ended January 31, 2012 and 2011, respectively.

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

PART II – OTHER INFORMATION

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls. The material weakness identified resulted in several adjustments to the Company’s January 31, 2012 Financial Statements primarily related to investments valuation, accruals and income taxes.

Changes in Internal Control Over Financial Reporting. Changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were as follows: on December 19, 2011, our principal financial officer, Theresa Q. Hoffmann, resigned from our company. Since that time, Michael Queen, our chief executive officer, has served as our principal financial officer and our Company has not had a full time Accounting Controller or Chief Financial Officer. Instead, we have utilized a part time consultant to perform these critical responsibilities.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

July 25, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2012

(UNAUDITED)

UNIVERSAL CAPITAL MANAGEMENT, INC.

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	F-3

STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	F-6 – F-22

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(Unaudited)
	(As Restated – Note 14)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,113	$15,445
Accounts receivable, net	2,461	-
Available-for-sale marketable equity securities	169,642	89,707
Available-for-sale marketable equity securities - affiliates	27,767	166,185
Prepaid expenses	2,825	29,436
TOTAL CURRENT ASSETS	204,808	300,773

LONG-TERM ASSETS
Non-marketable equity securities, at cost	270,095	250,250
Rent deposit	1,100	1,100
Property and equipment, net	-	681
Notes receivable – related party, net	-	-
TOTAL LONG-TERM ASSETS	271,195	252,031

TOTAL ASSETS	$476,003	$552,804

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$386,629	$378,913
Accounts payable, related parties	-	7,213
Accrued expenses	178,610	186,610
Current state income taxes payable	128,000	128,000
Advances from shareholders	19,000	19,000
Notes payable	2,500	24,610
Notes payable, related parties	324,369	396,870
Accrued payroll and payroll taxes	139,906	142,816
Accrued interest	92,050	92,050
Accrued interest, related parties	91,861	71,463

TOTAL CURRENT LIABILITIES	1,362,925	1,447,545

CONTINGENCIES (NOTE 12)

STOCKHOLDERS DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 issued and outstanding at January 31, 2012 and April 30, 2011, respectively	$5,912	$5,912
Additional paid-in capital	6,157,335	6,157,335
Accumulated deficiency	(6,977,792)	(6,479,602)
Accumulated other comprehensive income (loss)	(72,377)	(578,386)

TOTAL STOCKHOLDERS DEFICIENCY	$(886,922)	$(894,741)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$476,003	$552,804

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(As Restated – Note 14)		(As Restated – Note 14)
Revenue
Management services
Affiliates	$(5,243)	$458	$111,609	$1,458
Total Management Services	(5,243)	458	111,609	1,458

Accounting services
Affiliates	-	-	-	13,200
Total Accounting Services	-	-	-	13,200

Other Income
Affiliates	-	548	-	1,198
Total Revenue	(5,243)	1,006	111,609	15,856

Operating Expenses
Bad debt	-	734	-	302,356
Salaries and wages	18,050	115,580	36,211	267,873
Professional fees	8,337	19,575	20,963	81,521
Insurance	18,175	21,132	51,233	69,983
Interest expense	6,289	8,388	20,482	23,975
General and administrative	5,264	10,945	36,180	42,026
Depreciation	82	478	681	1,424
Total Operating Expenses	56,197	176,832	165,750	789,158

Operating Loss	(61,440)	(175,826)	(54,141)	(773,302)

Other Income (Expense)
Tax penalties and interest	-	-	-	(13,134)
Miscellaneous Income	-	-	1,420	-
Gain (loss) on impairment of portfolio stock	-	25,800	-	(338,325)
Loss on sale of available-for-sale marketable equity securities	(65,130)	(162,027)	(445,469)	(331,577)
Total Other Income (Expense)	(65,130)	(136,227)	(444,049)	(683,036)

Net Loss before Income Taxes	(126,570)	(312,053)	(498,190)	(1,456,338)

Income tax provision	-	101,500	-	(793,500)

Net Loss	(126,570)	(210,553)	(498,190)	(2,249,838)

Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	313,463	154,196	447,258	(2,233,168)

Total Comprehensive Income (Loss)	$186,893	$(56,357)	$(50,932)	$(4,483,006)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)	$(0.08)	$(0.35)
Weighted Average Shares - Basic and Diluted	5,912,426	6,412,426	5,912,426	6,412,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	January 31,
	2012	2011
	(Unaudited)
	(As Restated – Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(498,190)	$(2,249,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	445,469	669,902
Available-for-sale marketable equity securities received in exchange for management services	-	(1,458)
Bad debt expense	-	302,356
Depreciation expense	681	1,424
Stock based compensation expense	-	7,634
Deferred income taxes	-	920,000
Current income taxes	-	(132,000)
(Increase) decrease in assets and liabilities:
Accounts receivable	(2,461)	-
Receivables - affiliates	-	11,601
Receivables - non-affiliates	-	(73,678)
Prepaid expenses	26,611	19,377
Accounts payable	7,715	28,875
Accounts payable, related parties	(7,213)	-
Accrued expenses	(8,000)	161,691
Accrued payroll and payroll taxes	(2,910)	-
Accrued interest, related parties	20,398	22,280
Net cash used in operating activities	(17,900)	(311,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	64,161	328,613
Proceeds from sale of available-for-sale marketable equity securities - affiliates	102,130	-
Exercise of warrant for available-for-sale marketable equity securities	-	(25,000)
Purchase of available-for-sale marketable equity securities	(4,803)	-
Purchase of available-for-sale marketable equity securities - affiliates	(42,464)	-
Purchase of non-marketable securities	(19,845)	-
Net cash provided by investing activities	99,179	303,613

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	(3,000)
Repayment of debt	(22,110)	(23,154)
Proceeds from issuance of promissory note - related parties	-	34,696
Repayment of promissory note - related parties	(72,501)	(5,199)
Net cash provided by (used in) financing activities	(94,611)	3,343

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,332)	(4,878)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,445	6,567
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,113	$1,689

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Nine Months Ended
	January 31,
	2012	2011
	(Unaudited)
	(As Restated – Note 14)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$8,000	$7,000
CASH PAID FOR INTEREST	$-	$1,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available-for-sale marketable equity securities	$506,009	$(2,386,692)
Settlement of lawsuit - exchange of warrant for Company's common stock	$-	$65,000

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

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

On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a Business Development Company (“BDC”). The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC. The Company determined that the one day of operations as a BDC (November 1, 2011) was not material and is utilizing that date as the commencement of operations as an operating company.

We have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company will be managed so it will not be deemed to be an investment company as defined in the 1940 Act. Our company will maintain its registration under the 1934 Act and we will continue to be obligated to file regular reports as required thereunder.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had a net loss and cash used in operating activities of $498,190 and $17,900, respectively for the nine months ended January 31, 2012. Additionally, at January 31, 2012, the Company has minimal cash and has a working capital deficit of $1,158,117 and an accumulated deficiency of $6,977,792, which could have a material impact on the Company’s financial condition and operations. As a result, the Company has a stockholder’s deficiency of $886,922 at January 31, 2012 and does not have sufficient cash resources or current assets to pay its obligations.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

AS OF JANUARY 31, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Changes

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in reporting entity and a change in accounting principle. BDC financial statement presentation and accounting use the “fair value” method of accounting, which requires BDCs to value certain of their investments at market value as opposed to historical cost and to recognize all unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value or historical-cost method (Accounting Standards Codification “ASC” 320 – “Investments – Debt and Equity Securities”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and will recognize unrealized gains or losses as a component of stockholders’ equity (deficiency). Also certain financial statements or schedules which are required to be presented for a BDC are not required for an operating company and the presentation and classification of items in the balance sheets, statements of operations and statements of cash flows will differ from that in a BDC. In accordance with ASC 250 “Accounting Changes and Error Corrections”, the change from a BDC to an operating company has been retrospectively applied to all periods presented in the accompanying financial statements.

As a BDC, the balance sheet was unclassified and presented with investment securities as the primary asset, a composition of net assets and an equivalent net asset value per share. As an operating company, assets and liabilities are classified as current and long-term, stockholders’ equity (deficiency) is presented instead of net assets and unrealized gains (losses) on securities is included as a component of accumulated other comprehensive income (loss). As a BDC, the statement of operations included unrealized appreciation (depreciation) on investments, and presented net increase (decrease) in net assets resulting from operations and as a per share amount. As an operating company, unrealized gains and losses on investments is excluded from net income and classified as a component of comprehensive income (loss). Additionally, net loss and net loss per share are reported.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K-A and 10-K for the fiscal year ended April 30, 2011, as filed with the Securities and Exchange Commission on May 24, 2013 and August 15, 2011, respectively. The interim operating results for the nine months ending January 31, 2012 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the fair market value is not readily determinable and the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 325-20 “Cost Method Investments”. Non-marketable securities where the Company owns greater than 20% of the investee are accounted for pursuant to ASC topic 323-10 “Investments - Equity Method and Joint Ventures”. Non-marketable securities for investments in joint ventures are accounted for pursuant to ASC topic 323-30 “Partnerships, Joint Ventures, Limited Liability Entities”.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $338,325 of impairment charges for securities during the nine months ended January 31, 2012 and 2011, respectively.

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

AS OF JANUARY 31, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of January 31, 2012 and April 30, 2011, respectively.

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

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. The provision for doubtful receivables was zero and $302,356 for the nine months ended January 31, 2012 and 2011, respectively.

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

AS OF JANUARY 31, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management Services for Equity Investments

The Company recognizes management services revenue for equity investments received as payment in accordance with the ASC 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company’s common stock or warrants to purchase common stock. The fair value of the common stock is the portfolio company’s current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation. The fair value of the equity instruments is also the Company’s cost basis in the portfolio company’s securities and the income that is recognized for management services. The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission. If persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured, revenue is deferred and recognized evenly as services are provided over the life of the contract unless otherwise stated in the contract.

Accounting Services

The Company provides accounting and other administrative services to its companies. Upon entering into a contract with the company, the Company provides services as defined in the contract and revenue is recognized as incurred or as otherwise stated in the contract based on similar criteria as for management services discussed above.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation – Share Based Compensation. This statement requires the recognition of compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions.

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

AS OF JANUARY 31, 2012

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

Reclassifications

Certain reclassifications were made to the January 31, 2011 unaudited financial statements and April 30, 2011 financial statements in order to conform to the January 31, 2012 unaudited financial statement presentation. These changes relate primarily to the discussion of Accounting Changes in Note 1 above.

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

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES

During the nine months ended January 31, 2012, we have entered into a new business model. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

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

At January 31, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	January 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investments
Affiliate investments	$27,767	$27,767	$-	$-
Non-affiliate investments	439,737	169,642	-	270,095

Total Investments in securities	$467,504	$197,409	$-	$270,095

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending January 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, October 31, 2011	$146,235

Transfers into Level 3	6,668
Total unrealized gains/(losses) included in change in net assets	117,192

Ending Balance, January 31, 2012	$270,095

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$117,192

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending January 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2011	$309,000

Transfers into Level 3	19,845
Total unrealized gain/(losses) included in change in net assets	(58,750)

Ending Balance, January 31, 2012	$270,095

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(58,750)

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2012	April 30, 2011

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000.
This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

NOTE 5 – DUE FROM AFFILIATED COMPANIES

During the nine months ended January 31, 2011, the Company determined that all due from non-affiliated and affiliated companies were probably uncollectible and as a result, recorded a direct write off as a bad debt expense of $302,356 in the accompanying unaudited financial statements and wrote off the previous allowance against a $3,500 receivable.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 6 – DEFERRED REVENUE AND MANAGEMENT SERVICE REVENUE

Deferred revenue represents unearned management fee income which is amortized and recognized evenly over the life of the contract unless otherwise stated in the contract. In accordance with ASC Subtopic 505-50, since the shares received by the Company are non-refundable, the value of the contract is determined by the number of shares the Company receives at the closing market price on the day of the contract (commitment date). Warrants are valued using the Black-Scholes method. As of January 31, 2012 and April 30, 2011, the Company had no deferred revenue.

Management service revenue recognized consists of:

	For the Nine Months Ending
	January 31,
	2012	2011
Affiliates
PR Specialists, Inc./Mediavix, Inc. (“PR”)
Received 2,500,000 shares of PR common stock for payment of services per a one year contract dated December 2009, valued at $2,500, fair value and amortized over the life of the contract.	$-	$1,458

Total Affiliates	$-	$1,458

Total Management Services Revenue	$-	$1,458

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2012	April 30, 2011

Notes payable
Notes payable, D&O Insurance Premium.	$2,500	$24,610

Notes payable	$2,500	$24,610

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 11)	$263,567	$332,068

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009. Principal and interest payable on demand. (NOTE 11)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 11)	10,802	14,802

Notes payable, related party	$324,369	$396,870

NOTE 8 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of January 31, 2012 and April 30, 2011, these advances totaled $19,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 9 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan. As of January 31, 2012, 1,000,000 are available for issuance.

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

During the nine months ending January 31, 2012 and 2011, the Company’s net loss was approximately zero and $7,634 higher as a result of stock-based compensation expense. As of January 31, 2012, there was no unrecognized compensation expense related to non-vested market-based share awards.

The following tables summarize all stock option activity of the Company since April 30, 2011:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, April 30, 2011	600,000	$0.20	7.82	$120,000

Options Expired	(300,000)	$0.20	-	$-

Outstanding, January 31, 2012	300,000	$0.20	7.08	$60,000

Exercisable, January 31, 2012	300,000	$0.20	7.08	$60,000

NOTE 10 – CAPITAL SHARE TRANSACTIONS

During the nine months ending January 31, 2012 and 2011, the Company recognized zero and $7,544 of share-based compensation expense.

NOTE 11 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $324,369 and $396,870 at January 31, 2012 and April 30, 2011, respectively (See Note 8 – Advances from Shareholders).

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

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

Unpaid Taxes and Penalties

At January 31, 2012, the Company owed the State of Delaware approximately $128,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as current state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $178,610. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at January 31, 2012. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 13 – SUBSEQUENT EVENTS

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

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock are contingently returnable and not considered outstanding as of July 22, 2013.

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

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000, the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion. Additionally, 1) in February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, 2) in March 2013, the Company paid New Bastion $15,000, 3) in April 2013, the Company paid New Bastion $20,000, and 4) in May 2013, the Company paid New Bastion $20,000, net of $3,500 of expenses paid, all of these in accordance with the August 22, 2012 MOU. As a result of the payments, the original $500,000 balance owed to New Bastion has been reduced to $195,000 as of July 22, 2013.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

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

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 22, 2013, the Company received subscriptions of 6,200,000 shares of common stock for $620,000 of gross proceeds. The securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

NOTE 14 – RESTATEMENT

The Company’s Financial Statements included in a Quarterly Report on Form 10-Q for the period ended January 31, 2012 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on March 15, 2012 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s January 31, 2012 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 14 – RESTATEMENT (CONTINUED)

Balance Sheet

	At January 31, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,113	$-	$2,113
Accounts receivable, net	2,461	-	2,461
Available-for-sale marketable equity securities	-	169,642	169,642
Available-for-sale marketable equity securities - affiliates	-	27,767	27,767
Current income tax asset	86,000	(86,000)	-
Prepaid expenses	2,825	-	2,825
TOTAL CURRENT ASSETS	93,399	111,409	204,808

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	270,095	270,095
Investments, net	1,135,359	(1,135,359)	-
Deferred income tax	1,292,000	(1,292,000)	-
Long-term loans	309,008	(309,008)	-
Other long-term assets	1,100	(1,100)	-
Notes receivable – related party, net	-	-	-
Rent deposit	-	1,100	1,100
TOTAL LONG-TERM ASSETS	2,737,467	(2,466,272)	271,195
TOTAL ASSETS	$2,830,866	$(2,354,863)	$476,003
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$374,364	$12,265	$386,629
Accounts payable, related parties	10,802	(10,802)	-
Notes payable	2,500	-	2,500
Accrued expenses	-	178,610	178,610
Current state income tax payable	-	128,000	128,000
Advances from shareholders	-	19,000	19,000
Notes payable, related parties	-	324,369	324,369
Accrued payroll and payroll taxes	-	139,906	139,906
Accrued interest	-	92,050	92,050
Accrued interest, related parties	-	91,861	91,861
TOTAL CURRENT LIABILITIES	387,666	975,259	1,362,925

LONG-TERM LIABILITIES
Accrued expenses	$313,606	$(313,606)	$-
Advances from shareholders	19,000	(19,000)	-
Notes payable, related parties	313,568	(313,568)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	91,860	(91,860)	-
TOTAL LONG-TERM LIABILITIES	830,084	(830,084)	-
TOTAL LIABILITIES	$1,217,750	$145,175	$1,362,925

STOCKHOLDERS EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 5,912,426 shares issued and outstanding at January 31, 2012 and April 30, 2011, respectively	$5,912	$-	$5,912
Additional paid-in capital	6,194,586	(37,251)	6,157,335
Accumulated Deficiency:
Beg. Retained earnings	1,757,572	(1,757,572)	-
Dividends paid	(448,596)	448,596	-
Net realized loss on investments	(5,971,806)	5,971,806	-
Net realized gain on dividend of portfolio stock	343,924	(343,924)	-
Net unrealized depreciation of investments	(268,476)	268,476	-
End. Accumulated deficiency	(4,587,382)	4,587,382	-
Accumulated deficiency	-	(6,977,792)	(6,977,792)
Accumulated other comprehensive income (loss)	-	(72,377)	(72,377)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,613,116	2,087,344	(886,922)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)	$2,830,866	$2,232,520	$476,003

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Income (Loss)

	Three Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$-	$(5,243)	$(5,243)
Total Management Services	-	(5,243)	(5,243)

Total Revenue	-	(5,243)	(5,243)

Operating Expenses
Salaries and wages	14,046	4,004	18,050
Professional fees	8,337	-	8,337
Insurance	18,175	0.26	18,175
Interest expense	6,289	-	6,289
General and administrative	9,105	(3,841)	5,264
Depreciation	82	-	82
Total Operating Expenses	56,034	163	56,197

Operating Loss	(56,034)	(5,406)	(61,440)

Other Income (Expense)
Tax penalties and interest	-	-	-
Refunds	(10,827)	10,827	-
Miscellaneous Income	5,548	(5,548)	-
Unrealized gain (loss) on available-for-sale marketable equity securities	662,627	(662,627)	-
Loss on sale of available-for-sale marketable equity securities	(65,130)	-	(65,130)
Total Other Income (Expense)	592,218	(657,348)	(65,130)

Net Income (Loss) before Income Taxes	536,184	(662,754)	(126,570)

Income tax benefit (provision)	(242,000)	242,000	-
Penalties and interest	-	-	-

Net Income (Loss)	294,184	(420,754)	(126,570)

Comprehensive Income ( Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	-	313,463	313,463

Total Comprehensive Income (Loss)	294,184	(107,291)	186,893

Basic and Diluted Net Income (Loss) Per Share	$(0.36)	$0.34	$(0.02)

Weighted Average Shares - Basic and Diluted	$5,912,426	$-	$5,912,426

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Income (Loss)

	Nine Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$56,677	$54,932	$111,609
Total Management Services	56,677	54,932	111,609

Total Revenue	56,677	54,932	111,609

Operating Expenses
Salaries and wages	32,207	4,004	36,211
Professional fees	20,963	-	20,963
Insurance	51,233	-	51,233
Interest expense	20,482	-	20,482
General and administrative	39,976	(3,796)	36,180
Depreciation	682	(1)	681
Total Operating Expenses	165,543	207	165,750

Operating Loss	(108,866)	54,725	(54,141)

Other Income (Expense)
Miscellaneous Income	54,932	(53,512)	1,420
Unrealized gain (loss) on available-for-sale marketable equity securities	699,088	(699,088)	-
Loss on sale of available-for-sale marketable equity securities	(445,469)	-	(445,469)
Total Other Income (Expense)	308,551	(752,600)	(444,049)

Net Income (Loss) before Income Taxes	199,685	(697,875)	(498,190)

Income tax benefit (provision)	(356,000)	356,000	-

Net Loss	(156,315)	(341,875)	(498,190)

Comprehensive Income ( Loss)
Unrealized gain (loss) on available-for-sale marketable equity securities	-	447,258	447,258

Total Comprehensive Income (Loss)	(156,315)	105,383	(50,932)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.05)	$(0.08)

Weighted Average Shares - Basic and Diluted	$5,912,426	$-	$5,912,426

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2012

NOTE 14 – RESTATEMENT (CONTINUED)

Statement of Cash Flows

	Nine Months Ended January 31, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,315)	$(341,875)	$(498,190)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of available-for-sale marketable equity securities	445,469	-	445,469
Sale (Purchase) of investment securities	99,477	(99,477)	-
Depreciation expense	681	-	681
Stock based compensation expense	-	-	-
Net unrealized appreciation (depreciation) of investments	(699,293)	699,293	-
Deferred income taxes	382,000	(382,000)	-
Current income taxes	(26,000)	26,000	-
(Increase) decrease in assets and liabilities:
Accounts receivable	(2,461)	-	(2,461)
Prepaid expenses	26,611	-	26,611
Accounts payable	11,302	(3,587)	7,715
Accounts payable, related parties	-	(7,213)	(7,213)
Accrued expenses	(10,910)	(2,910)	(8,000)
Accrued payroll and payroll taxes	-	2,910	(2,910)
Accrued interest, related parties	20,398	-	20,398
Net cash provided by (used in) operating activities	90,959	(108,859)	(17,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	64,161	64,161
Proceeds from sale of available-for-sale marketable equity securities - affiliates	-	102,130	102,130
Exercise of warrant for available-for-sale marketable equity securities	-	-	-
Purchase of available-for-sale marketable equity securities	-	(4,803)	(4,803)
Purchase of available-for-sale marketable equity securities - affiliates	-	(42,464)	(42,464)
Purchase of non-marketable securities	-	(19,845)	(19,845)
Net cash provided by investing activities	-	99,179	99,179

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	-	-
Penalties and interest	-	-	-
Repayment of debt	(22,110)	-	(22,110)
Repayment of promissory note - related parties	(83,302)	-	(72,501)
Net cash used in financing activities	(105,412)	-	(94,611)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,453)	1,121	(13,332)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,566	(1,121)	15,445
CASH AND CASH EQUIVALENTS - END OF YEAR	$2,113	$-	$2,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$8,000	$-	$8,000
CASH PAID FOR INTEREST	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$506,009	$506,009