Form 10-Q/A
period 2012-07-31
Universal Capital Management, Inc.
filed 2013-09-18
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————————

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares of the registrant’s Common Stock issued and outstanding as of September 12, 2013 was 23,187,426.

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended July 31, 2012 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on September 14, 2012. The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s July 31, 2012 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

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

4.

Controls and Procedures contained in Part II. Item 4 of the Original Report is deleted in its entirety and replaced with the Controls and Procedures contained in Part II. Item 4 of this Amended Report.

5.

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

Balance Sheet (Unaudited)

	At July 31, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,423	$-	$9,423
Available-for-sale marketable equity securities	-	301,400	301,400
Prepaid expenses	2,913	-	2,913
TOTAL CURRENT ASSETS	12,336	301,400	313,736

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	19,845	19,845
Investments	415,473	(415,473)	-
Deferred income tax	1,632,000	(1,632,000)	-
Long-term loans	153,670	(153,670)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	2,202,243	(2,181,298)	20,945

TOTAL ASSETS	$2,214,579	$(1,879,898)	$334,681

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$331,074	$12,263	$343,337
Accounts payable, related parties	10,802	(10,802)	-
Accrued expenses	-	199,204	199,204
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	7,000	7,000
Notes payable	10,100	-	10,100
Notes payable, related parties	-	290,998	290,998
Accrued payroll and payroll taxes	-	130,927	130,927
Accrued interest	-	92,050	92,050
Accrued interest, related parties	-	102,509	102,509
TOTAL CURRENT LIABILITIES	351,976	952,149	1,304,125

LONG-TERM LIABILITIES
Accrued expenses	193,097	(193,097)	-
Advances from shareholders	7,000	(7,000)	-
Notes payable, related parties	280,196	(280,196)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	102,509	(102,509)	-

TOTAL LONG-TERM LIABILITIES	674,852	(674,852)	-

TOTAL LIABILITIES	1,026,828	277,297	1,304,125

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 13,287,426 issued and outstanding at July 31, 2012	13,287	-	13,287
Additional paid-in capital	8,076,242	64,969	8,141,211
Accumulated Deficiency
Beg. Retained earnings	(5,992,907)	5,992,907	-
Dividends paid	(448,596)	448,596	-
Net realized loss on investments	-	-	-
Net realized gain on dividend of portfolio stock	343,924	(343,924)	-
Net unrealized depreciation of investments	(804,199)	804,199	-
End. Accumulated Deficiency	-	(9,089,467)	(9,089,467)
Accumulated other comprehensive income (loss)	-	(34,475)	(34,475)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,187,751	(2,157,195)	(969,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,214,579	$(1,879,898)	$334,681

Statement of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended July 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$40,627	$-	$40,627
Total Management Services	40,627	-	40,627

Total Revenue	40,627	-	40,627

Operating Expenses
Salaries and wages	12,502	23	12,525
Professional fees	5,976	-	5,976
Insurance	6,709	-	6,709
Interest expense	5,193	(5,193)	-
General and administrative	8,975	(285)	8,690
Total Operating Expenses	39,355	(5,455)	33,900

Operating Income	1,272	5,455	6,727

Other Income (Expense)
Interest expense	-	(5,193)	(5,193)
Unrealized depreciation on investments	(132,535)	132,535	-
Total Other Income (Expense)	(132,535)	127,342	(5,193)

Net Income (Loss) before Income Taxes	(131,263)	132,797	1,534

Income tax benefit (provision)	104,000	(104,000)	-

Net Income (Loss)	$(27,263)	$28,797	$1,534

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	-	(85,625)	(85,625)

Total Comprehensive Loss	$(27,263)	$(56,828)	$(84,091)

Basic and Diluted Income (Loss) Per Share	$(0.00)	$0.00	$0.00

Weighted Average Shares – Basic and Diluted	13,287,426	-	13,287,426

Statement of Cash Flows (Unaudited)

	Three Months Ended July 31, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,263)	$28,797	$1,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized depreciation of investments	132,535	(132,535)	-
Deferred income taxes	(104,000)	104,000	-
(Increase) decrease in assets and liabilities:
Prepaid expenses	(468)	(264)	(732)
Accounts payable	3,491	1	3,492
Accrued expenses	(2,000)	-	(2,000)
Accrued interest, related parties	5,193	1	5,194
Net cash provided by operating activities	7,488	-	7,488

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	-	-
Penalties and interest	-	-	-
Repayment of debt	(7,500)	-	(7,500)
Proceeds (repayment) from issuance of promissory note - related parties	-	-	-
Net cash used in financing activities	(7,500)	-	(7,500)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12)	-	(12)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	-	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,423	$-	$9,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$2,000	$-	$2,000
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$(85,625)	$(85,625)

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 6.	Exhibits	4

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had a net income of $1,534 for the three months ended July 31, 2012. Additionally, at July 31, 2012, the Company has minimal cash and has a working capital deficit of $990,389, an accumulated deficiency of $9,089,467 and a stockholders’ deficiency of $969,444, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at July 31, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has been selling certain available-for-sale marketable equity securities to meet current obligations. Additionally, the Company is in the process of discussing financing scenarios with several groups relating to assisting with the financial requirements to implement the business strategy and business plan.

Results of Operations

Three months ending July 31, 2012, compared to the three months ended July 31, 2011

For the three months ended July 31, 2012, we had revenue in the amount of $40,627 for management services as compared to revenue of $21,700 for the three months ended July 31, 2011. For the three months ended July 31, 2012 and 2011, respectively, all of our revenue was comprised of management services provided to affiliates.

Total operating expenses for the three months ended July 31, 2012 were $33,900 as compared to total operating expenses for the three months ended July 31, 2011 of $51,218. The decrease was primarily in general and administrative and insurance as the Company reduced operating expenditures related to a lack of cash and other liquid assets available for operations.

Other expense for the three months ended July 31, 2012 was $5,193 as compared to $193,608 of expense for the three months ended July 31, 2011. The 2011 amount consisted primarily of $185,339 for the loss on the sale of available-for-sale marketable equity securities and there was no corresponding item for 2012.

We had a net income of $1,534 and $223,126 for the three months ended July 31, 2012 and 2011, respectively. As discussed previously, the significant 2011 loss was primarily from $185,339 of expense related to a loss on the sale of available-for-sale marketable equity securities with no such amount for 2012.

For the three months ended July 31, 2012, we had an $85,625 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $84,091. For the three months ended July 31, 2011, we had a $141,590 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $81,536.

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

Recently, it was necessary for us to dispose of some of our available-for-sale marketable equity securities to meet our operational needs. In the future, we may be forced to continue to dispose of these securities if our Company ever becomes short of cash. Any such dispositions may have to be made at inopportune times.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three months ended July 31, 2012 and 2011, respectively.

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

Item 4

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls. The material weakness identified resulted in several adjustments to the Company’s July 31, 2012 Financial Statements primarily related to investments valuation, accruals and income taxes.

The Company plans to hire a full time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its new business plan.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q-A for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

September 17, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2012

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)	F-3

STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	F-5 – F-20

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(Unaudited)
	(As Restated - Note 12)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,423	$9,435
Available-for-sale marketable equity securities	301,400	387,025
Prepaid expenses	2,913	2,181
TOTAL CURRENT ASSETS	313,736	398,641

LONG-TERM ASSETS
Non-marketable equity securities, at cost	19,845	19,845
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	20,945	20,945

TOTAL ASSETS	$334,681	$419,586

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$343,337	$339,845
Accrued expenses	199,204	201,204
Current state income taxes payable	128,000	128,000
Advances from shareholders	7,000	7,000
Notes payable	10,100	10,100
Notes payable, related parties	290,998	298,498
Accrued payroll and payroll taxes	130,927	130,927
Accrued interest	92,050	92,050
Accrued interest, related parties	102,509	97,315

TOTAL CURRENT LIABILITIES	1,304,125	1,304,939

CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized; 13,287,426 issued and outstanding at July 31, 2012 and April 30, 2012, respectively	13,287	13,287
Additional paid-in capital	8,141,211	8,141,211
Accumulated deficiency	(9,089,467)	(9,091,001)
Accumulated other comprehensive income (loss)	(34,475)	51,150

TOTAL STOCKHOLDERS’ DEFICIENCY	(969,444)	(885,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$334,681	$419,586

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended July 31,
	2012	2011
	(As Restated - Note 14)
Revenue
Management services
Affiliates	$40,627	$21,700
Total Management Services	40,627	21,700

Operating Expenses
Salaries and wages	12,525	7,928
Professional fees	5,976	3,927
Insurance	6,709	19,878
General and administrative	8,690	19,011
Depreciation	-	474
Total Operating Expenses	33,900	51,218

Operating Income (Loss)	6,727	(29,518)

Other Income (Expense)
Miscellaneous income	-	1,120
Interest expense	(5,193)	(9,389)
Loss on sale of available-for-sale marketable equity securities	-	(185,339)
Total Other Income (Expense)	(5,193)	(193,608)

Net Income (Loss)	$1,534	$(223,126)

Comprehensive Loss
Unrealized income (loss) on available-for-sale marketable equity securities	(85,625)	141,590

Total Comprehensive Loss	$(84,091)	$(81,536)

Basic and Diluted Net Income (Loss) Per Share	$0.00	$(0.04)

Weighted Average Shares - Basic and Diluted	13,287,426	5,912,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three Months Ended July 31,
	2012	2011
	(As Restated - Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,534	$(223,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of available-for-sale marketable equity securities	-	185,339
Depreciation expense	-	474
(Increase) decrease in assets and liabilities:
Prepaid expenses	(732)	4,505
Accounts payable	3,492	(427)
Bank account deficit	-	1,388
Accrued expenses	(2,000)	(1,998)
Accrued payroll and payroll taxes	-	(2,910)
Accrued interest, related parties	5,194	8,888
Net cash provided by (used in) operating activities	7,488	(27,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	-	(4,799)
Proceeds from sale of available-for-sale marketable equity securities	-	53,643
Purchase of non-marketable equity securities	-	(422)
Repayment from issuance of promissory note - related parties	(7,500)	(18,000)
Net cash provided by (used in) financing activities	(7,500)	30,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12)	2,555
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,423	$18,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$2,000	$2,000
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available-for-sale marketable equity securities	$(85,625)	$(141,590)

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, at July 31, 2012, the Company has minimal cash and has a working capital deficit of $990,389, an accumulated deficiency of $9,089,467 and a stockholders’ deficiency of $969,444, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at July 31, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

AS OF JULY 31, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Changes

The withdrawal of the Company's election to be regulated as a BDC resulted in a change in reporting entity and a change in accounting principle. BDC financial statement presentation and accounting use the “fair value” method of accounting, which requires BDCs to value certain of their investments at market value as opposed to historical cost and to recognize all unrealized gains or losses in operations. As an operating company, the Company will use either the fair-value or historical-cost method (Accounting Standards Codification “ASC” 320 – “Investments – Debt and Equity Securities”) of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the Company intends to hold the investment and will recognize unrealized gains or losses as a component of stockholders’ equity (deficiency). Also certain financial statements or schedules which are required to be presented for a BDC are not required for an operating company and the presentation and classification of items in the balance sheets, statements of operations and statements of cash flows will differ from that in a BDC. In accordance with ASC 250 “Accounting Changes and Error Corrections”, the change from a BDC to an operating company has been retrospectively applied to all periods presented in the accompanying unaudited financial statements.

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K-A and 10-K for the fiscal year ended April 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2013 and June 27, 2013, respectively. The interim operating results for the three months ending July 31, 2012 are not necessarily indicative of operating results expected for the full year.

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

AS OF JULY 31, 2012

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded no impairment charges for securities during the three months ended July 31, 2012 and 2011, respectively.

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

AS OF JULY 31, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of July 31, 2012 and April 30, 2012, respectively.

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

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. There was no provision for doubtful receivables for the three months ended July 31, 2012 and 2011, respectively.

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

AS OF JULY 31, 2012

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

AS OF JULY 31, 2012

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

Reclassifications

Certain reclassifications were made to the July 31, 2011 unaudited financial statements in order to conform to the July 31, 2012 unaudited financial statement presentation. These changes relate primarily to the discussion of Accounting Changes in Note 1 above.

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

AS OF JULY 31, 2012

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

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES

Since November 1, 2011, we have entered into a new business model where we identify, advise and market consumer products. We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date. We do not manufacture any of our products and as of the date of this filing we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 3 – INVESTMENTS (CONTINUED)

Available-for-sale marketable equity securities consisted of the following at July 31, 2012:

	July 31, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$335,875	$51,150	$85,625	$301,400

Total current securities	$335,875	$51,150	$85,625	$301,400

Total available-for-sale securities	$335,875	$51,150	$85,625	$301,400

Available-for-sale marketable equity securities consisted of the following at April 30, 2012:

	April 30, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$335,875	$51,150	$-	$387,025

Total current securities	$335,875	$51,150	$-	$387,025

Total available-for-sale securities	$335,875	$51,150	$-	$387,025

For the three months ended July 31, 2012 and 2011, proceeds from the sales of available-for-sale marketable equity securities were zero and $53,643, gross realized losses on those sales were zero and $185,339 and there were no gross realized gains. At July 31, 2012, there is a $34,475 net unrealized holding loss on available-for-sale marketable equity securities as compared to a $51,150 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2012. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. There was no impairment loss recognized on available-for-sale marketable equity securities for the three months ended July 31, 2012 and 2011, respectively.

At July 31, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2012	(Level 1)	(Level 2)	(Level 3)

Investments
Available-for-sale marketable equity securities	$301,400	$301,400	$-	$-
Non-marketable equity securities, at cost	19,845	-	-	19,845

Total Investments in securities	$321,245	$301,400	$-	$19,845

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending July 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2012	$19,845

Total unrealized gains/(losses) included in change in net assets	-

Ending Balance, July 31, 2012	$19,845

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	July 31, 2012	April 30, 2012

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000.
This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2012	April 30, 2012

Notes payable
Promissory notes payable. Principal due payable on demand. (NOTE 10)	$8,000	$8,000

Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	2,100

Notes payable	$10,100	$10,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 10)	$230,196	$237,696

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 10)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 10)	10,802	10,802

Notes payable, related party	$290,998	$298,498

NOTE 6 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of July 31, 2012 and April 30, 2012, these advances totaled $7,000, respectively.

NOTE 7 – STOCK BASED COMPENSATION

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

During the three months ending July 31, 2012 and 2011, there was no share-based compensation expense and as of July 31, 2012, there was no unrecognized compensation expense related to non-vested market-based share awards.

The following tables summarize all stock option activity of the Company since April 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2012	200,000	$0.20	6.82	$40,000

No activity for this year	-

Outstanding, July 31, 2012	200,000	$0.20	6.57	$40,000

Exercisable, July 31, 2012	200,000	$0.20	$6.57	$40,000

NOTE 8 – CAPITAL SHARE TRANSACTIONS

During the three months ending July 31, 2012 and 2011, the Company recognized no share-based compensation expense.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $290,998 and $298,498 at July 31, 2012 and April 30, 2012, respectively (See Note 5 – Notes Payable).

NOTE 10 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2012.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 10 – CONTINGENCIES (CONTINUED)

Unpaid Taxes and Penalties

At July 31, 2012, the Company owed the State of Delaware approximately $128,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as current state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $199,204. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at July 31, 2012. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 11 – SUBSEQUENT EVENTS

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

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and were being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock were considered contingently returnable and not considered outstanding as of July 22, 2013.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000, the second scheduled payment of $75,000 and $10,000 of third scheduled payment of $400,000 to New Bastion. Additionally, 1) in February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, 2) in March 2013, the Company paid New Bastion $15,000, 3) in April 2013, the Company paid New Bastion $20,000, and 4) in May 2013, the Company paid New Bastion $20,000, net of $3,500 of expenses paid, all of these in accordance with the August 22, 2012 MOU. As a result of the payments, the original $500,000 balance owed to New Bastion had been reduced to $195,000 as of July 22, 2013.

On July 23, 2013, the Company and New Bastion agreed to renegotiate and modify the revised framework and finalize the business transaction as follows: 1) no further cash consideration will be paid by the Company to New Bastion, 2) the $305,000 of cash consideration previously paid by the Company will be exchanged for 50,000 shares of New Bastion common stock, representing approximately 6.35% of the outstanding shares of NBR common stock and 3) the previously 5,000,000 shares and the 15,000,000 contingently returnable shares will be cancelled and returned to the Company.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consisted of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company were $750,000.

From November 19, 2012 through July 23, 2013, the offering’s termination date, the Company received subscriptions for 6,200,000 shares of common stock for $502,000 of proceeds, net of selling expenses and commissions in the amount of $118,000. The securities in the private offering were offered and sold only to (i) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions.

NOTE 12 – RESTATEMENT

The Company’s Financial Statements included in a Quarterly Report on Form 10-Q for the period ended July 31, 2012 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on September 14, 2012 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

There were several adjustments to the Company’s July 31, 2012 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 12 – RESTATEMENT (CONTINUED)

Balance Sheet (Unaudited)

	At July 31, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,423	$-	$9,423
Available-for-sale marketable equity securities	-	301,400	301,400
Prepaid expenses	2,913	-	2,913
TOTAL CURRENT ASSETS	12,336	301,400	313,736

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	19,845	19,845
Investments	415,473	(415,473)	-
Deferred income tax	1,632,000	(1,632,000)	-
Long-term loans	153,670	(153,670)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	2,202,243	(2,181,298)	20,945

TOTAL ASSETS	$2,214,579	$(1,879,898)	$334,681

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$331,074	$12,263	$343,337
Accounts payable, related parties	10,802	(10,802)	-
Accrued expenses	-	199,204	199,204
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	7,000	7,000
Notes payable	10,100	-	10,100
Notes payable, related parties	-	290,998	290,998
Accrued payroll and payroll taxes	-	130,927	130,927
Accrued interest	-	92,050	92,050
Accrued interest, related parties	-	102,509	102,509
TOTAL CURRENT LIABILITIES	351,976	952,149	1,304,125

LONG-TERM LIABILITIES
Accrued expenses	193,097	(193,097)	-
Advances from shareholders	7,000	(7,000)	-
Notes payable, related parties	280,196	(280,196)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	102,509	(102,509)	-

TOTAL LONG-TERM LIABILITIES	674,852	(674,852)	-

TOTAL LIABILITIES	1,026,828	277,297	1,304,125

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 13,287,426 issued and outstanding at July 31, 2012	13,287	-	13,287
Additional paid-in capital	8,076,242	64,969	8,141,211
Accumulated Deficiency
Beg. Retained earnings	(5,992,907)	5,992,907	-
Dividends paid	(448,596)	448,596	-
Net realized loss on investments	-	-	-
Net realized gain on dividend of portfolio stock	343,924	(343,924)	-
Net unrealized depreciation of investments	(804,199)	804,199	-
End. Accumulated Deficiency	-	(9,089,467)	(9,089,467)
Accumulated other comprehensive income (loss)	-	(34,475)	(34,475)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,187,751	(2,157,195)	(969,444)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,214,579	$(1,879,898)	$334,681

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended July 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$40,627	$-	$40,627
Total Management Services	40,627	-	40,627

Total Revenue	40,627	-	40,627

Operating Expenses
Salaries and wages	12,502	23	12,525
Professional fees	5,976	-	5,976
Insurance	6,709	-	6,709
Interest expense	5,193	(5,193)	-
General and administrative	8,975	(285)	8,690
Total Operating Expenses	39,355	(5,455)	33,900

Operating Income	1,272	5,455	6,727

Other Income (Expense)
Interest expense	-	(5,193)	(5,193)
Unrealized depreciation on investments	(132,535)	132,535	-
Total Other Income (Expense)	(132,535)	127,342	(5,193)

Net Income (Loss) before Income Taxes	(131,263)	132,797	1,534

Income tax benefit (provision)	104,000	(104,000)	-

Net Income (Loss)	$(27,263)	$28,797	$1,534

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	-	(85,625)	(85,625)

Total Comprehensive Loss	$(27,263)	$(56,828)	$(84,091)

Basic and Diluted Income (Loss) Per Share	$(0.00)	$0.00	$0.00

Weighted Average Shares – Basic and Diluted	13,287,426	-	13,287,426

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2012

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Cash Flows (Unaudited)

	Three Months Ended July 31, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,263)	$28,797	$1,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized depreciation of investments	132,535	(132,535)	-
Deferred income taxes	(104,000)	104,000	-
(Increase) decrease in assets and liabilities:
Prepaid expenses	(468)	(264)	(732)
Accounts payable	3,491	1	3,492
Accrued expenses	(2,000)	-	(2,000)
Accrued interest, related parties	5,193	1	5,194
Net cash provided by operating activities	7,488	-	7,488

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	-	-
Penalties and interest	-	-	-
Repayment of debt	(7,500)	-	(7,500)
Proceeds (repayment) from issuance of promissory note - related parties	-	-	-
Net cash used in financing activities	(7,500)	-	(7,500)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12)	-	(12)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	-	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,423	$-	$9,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$2,000	$-	$2,000
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$(85,625)	$(85,625)