Form 10-Q/A
period 2012-10-31
Universal Capital Management, Inc.
filed 2013-09-19
CIK 1308569

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

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended October 31, 2012 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on December 14, 2012. The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s October 31, 2012 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

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

4.

Unregistered Sales of Equity Securities and Use of Proceeds contained in Part II. Item 2 of the Original Report is deleted in its entirety and replaced with Unregistered Sales of Equity Securities and Use of Proceeds contained in Part II. Item 2 of this Amended Report.

5.

Controls and Procedures contained in Part II. Item 4 of the Original Report is deleted in its entirety and replaced with the Controls and Procedures contained in Part II. Item 4 of this Amended Report.

6.

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

Balance Sheet (Unaudited)

	At October 31, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,487	$-	$17,487
Available-for-sale marketable equity securities	-	373,599	373,599
Prepaid expenses	1,004	615	1,619
TOTAL CURRENT ASSETS	18,491	374,214	392,705

LONG-TERM ASSETS
Investments	1,274,820	(1,274,820)	-
Deferred income tax	1,752,000	(1,752,000)	-
Long-term loans	97,283	(97,283)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	3,125,203	(3,124,103)	1,100

TOTAL ASSETS	$3,143,694	$(2,749,889)	$393,805

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$336,261	$12,263	$348,524
Accounts payable, related parties	10,000	(10,000)	-
Accrued expenses	-	209,277	209,277
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	-	-
Notes payable	25,100	-	25,100
Notes payable, related parties	-	292,903	292,903
Accrued payroll and payroll taxes	-	130,927	130,927
Accrued interest	-	92,050	92,050
Accrued liability - joint venture	485,000	(485,000)	-
Accrued interest, related parties	-	107,947	107,947
TOTAL CURRENT LIABILITIES	856,361	478,367	1,334,728

LONG-TERM LIABILITIES
Accrued expenses	203,171	(203,171)	-
Advances from shareholders	-	-	-
Notes payable, related parties	282,903	(282,903)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	107,596	(107,596)	-

TOTAL LONG-TERM LIABILITIES	685,720	(685,720)	-

TOTAL LIABILITIES	1,542,081	(207,353)	1,334,728

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 15,487,426 issued and outstanding at October 31, 2012	22,127	(6,640)	15,487
Common stock issuable, 1,500,000 shares	-	1,500	1,500
Additional paid-in capital	8,686,202	(184,691)	8,501,511
Accumulated Deficiency
Beg. Retained earnings	(6,874,779)	6,874,779	-
Net income (loss)	(231,937)	231,937	-
End. Retained earnings	-	(9,515,622)	(9,515,622)
Accumulated other comprehensive income (loss)	-	56,201	56,201
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,601,613	(2,542,536)	(940,923)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$3,143,694	$(2,749,889)	$393,805

Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$2,382	$1	$2,383
Total Management Services	2,382	1	2,383

Total Revenue	2,382	1	2,383

Operating Expenses
Salaries and wages	-	-	-
Professional fees	271,215	95,200	366,415
Insurance	7,176	-	7,176
Interest expense	15,710	(15,710)	-
General and administrative	8,541	260	8,801
Bad debt expense	56,387	(56,387)	-
Total Operating Expenses	359,029	23,363	382,392

Operating Loss	(356,647)	(23,362)	(380,009)

Other Income (Expense)
Miscellaneous Income	7,802	-	7,802
Interest expense	-	(15,510)	(15,510)
Loss on impairment of non-marketable equity securities	-	(34,845)	(34,845)
Loss on sale of available-for-sale marketable equity securities	(3,593)	-	(3,593)
Unrealized appreciation on investments	27,824	(27,824)	-
Total Other Income (Expense)	32,033	(78,179)	(46,146)

Net Loss before Income Taxes	(324,614)	(101,541)	(426,155)

Income tax benefit (provision)	120,000	(120,000)	-

Net Loss	$(204,614)	$(221,541)	$(426,155)

Comprehensive Loss
Unrealized income on available-for-sale marketable equity securities	-	90,676	90,676

Total Comprehensive Loss	$(204,614)	$(130,865)	$(335,479)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares – Basic and Diluted	15,012,781	1,317,036	16,329,817

Statement of Operations and Comprehensive Loss (Unaudited)

	Six Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$43,010	$-	$43,010
Total Management Services	43,010	-	43,010

Total Revenue	43,010	-	43,010

Operating Expenses
Salaries and wages	12,502	23	12,525
Professional fees	277,191	95,200	372,391
Insurance	13,885	-	13,885
Interest expense	20,704	(20,704)	-
General and administrative	17,776	(285)	17,491
Bad debt expense	56,387	(56,387)	-
Total Operating Expenses	398,445	17,847	416,292

Operating Loss	(355,435)	(17,847)	(373,282)

Other Income (Expense)
Miscellaneous Income	7,802	-	7,802
Interest expense	-	(20,703)	(20,703)
Loss on impairment of non-marketable equity securities	-	(34,845)	(34,845)
Loss on sale of available-for-sale marketable equity securities	(3,593)	-	(3,593)
Unrealized depreciation on investments	(104,711)	104,711	-
Total Other Income (Expense)	(100,502)	49,163	(51,339)

Net Income (Loss) before Income Taxes	(455,937)	31,316	(424,621)

Income tax benefit (provision)	224,000	(224,000)	-

Net Loss	$(231,937)	$(192,684)	$(424,621)

Comprehensive Loss
Unrealized gain on available-for-sale marketable equity securities	-	5,051	5,051

Total Comprehensive Loss	$(231,937)	$(187,633)	$(419,570)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)	$(0.03)

Weighted Average Shares – Basic and Diluted	15,012,781	(204,159)	14,808,622

Statement of Cash Flows (Unaudited)

	Six Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,937)	$(192,684)	$(424,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	(3,593)	27,031	23,438
Impairment of non-marketable equity securities	-	15,000	15,000
Purchase of investment securities	(342,930)	342,930	-
Net unrealized depreciation of investments	104,711	(104,711)	-
Deferred income taxes	(224,000)	224,000	-
Share based compensation expense	-	364,000	364,000
(Increase) decrease in assets and liabilities:
Accounts receivable	56,387	(56,387)	-
Prepaid expenses	1,177	(615)	562
Accounts payable	7,876	803	8,679
Accrued expenses	8,074	(1)	8,073
Accrued interest, related parties	10,280	352	10,632
Net cash provided by (used in) operating activities	(613,955)	619,718	5,763

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	14,884	14,884
Purchase of non-marketable securities	-	(15,000)	(15,000)
Net cash used in investing activities	-	(116)	(116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	(7,000)	(7,000)
Issuance of notes payable for purchase of investments	15,000	-	15,000
Issuance of common stock	618,800	(618,800)	-
Repayment of debt	(11,793)	11,793	-
Proceeds (repayment) from issuance of promissory note - related parties	-	(5,595)	(5,595)
Net cash provided by (used in) financing activities	622,007	(619,602)	2,405

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,052	-	8,052
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	-	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,487	$-	$17,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$2,000	$-	$2,000
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$5,051	$5,051

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	4

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits	5

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $424,621 for the six months ended October 31, 2012. Additionally, at October 31, 2012, the Company has minimal cash and has a working capital deficit of $942,023, an accumulated deficiency of $9,515,622 and a stockholders’ deficiency of $940,923, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at October 31, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has been selling certain available-for-sale marketable equity securities to meet current obligations. Additionally, the Company is in the process of discussing financing scenarios with several groups relating to assisting with the financial requirements to implement the business strategy and business plan.

Results of Operations

Three months ending October 31, 2012, compared to the three months ended October 31, 2011

For the three months ended October 31, 2012, we had revenue in the amount of $2,383 for management services as compared to revenue of $45,804 for the three months ended October 31, 2011. For the three months ended October 31, 2012 and 2011, respectively, all of our revenue was comprised of management services provided to affiliates.

Total operating expenses for the three months ended October 31, 2012 were $382,392 as compared to total operating expenses for the three months ended October 31, 2011 of $44,220. The increase was primarily from $364,000 of professional fees related to share-based compensation expense. The share-based compensation expense was for 3,700,000 shares of Company common stock subscribed for services provided by consultants and other professionals.

Other expense for the three months ended October 31, 2012 was $46,146 as compared to $199,304 of expense for the three months ended October 31, 2011. The 2011 amount consisted primarily of $195,000 for the loss on the sale of available-for-sale marketable equity securities. The 2012 amount consisted primarily of $34,845 of loss on the impairment of non-marketable equity securities and $15,510 of interest expense, offset by $7,802 of miscellaneous income.

We had a net loss of $426,155 for the three months ended October 31, 2012 as compared to a net loss of $148,493 for the three months ended October 31, 2011. As discussed previously, the significant 2012 loss was primarily from $364,000 of professional fees related to share-based compensation expense while the 2011 loss was primarily from $195,000 of loss for the sale of available-for-sale marketable equity securities.

For the three months ended October 31, 2012, we had a $90,676 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $335,479. For the three months ended October 31, 2011, we had an $7,794 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $156,287.

Six months ending October 31, 2012, compared to the Six months ended October 31, 2011

For the six months ended October 31, 2012, we had revenue in the amount of $43,010 for management services as compared to revenue of $116,852 for the six months ended October 31, 2011. For the six months ended October 31, 2012 and 2011, respectively, all of our revenue was comprised of management services provided to affiliates.

Total operating expenses for the six months ended October 31, 2012 were $416,292 as compared to total operating expenses for the six months ended October 31, 2011 of $95,359. The increase was primarily from $364,000 of professional fees related to share-based compensation expense. The share-based compensation expense was for 3,700,000 shares of Company common stock subscribed for services provided by consultants and other professionals.

Other expense for the six months ended October 31, 2012 was $51,339 as compared to $393,112 of expense for the six months ended October 31, 2011. The 2011 amount consisted primarily of $380,339 for the loss on the sale of available-for-sale marketable equity securities. The 2012 amount consisted primarily of $34,845 of loss on the impairment of non-marketable equity securities and $20,703 of interest expense, offset by $7,802 of miscellaneous income.

We had a net loss of $424,621 for the six months ended October 31, 2012 as compared to a net loss of $371,619 for the six months ended October 31, 2011. As discussed previously, the significant 2012 loss was primarily from $364,000 of professional fees related to share-based compensation expense while the 2011 loss was primarily from $380,339 of loss for the sale of available-for-sale marketable equity securities.

For the six months ended October 31, 2012, we had a $5,051 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $419,570. For the six months ended October 31, 2011, we had a $133,795 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $237,824.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $17,487 of cash at October 31, 2012. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $34,845 and zero impairment charges for securities during the three months ended October 31, 2012 and 2011, respectively.

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

Item 4

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls. The material weakness identified resulted in several adjustments to the Company’s October 31, 2012 Financial Statements primarily related to investments valuation, accruals and income taxes.

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

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we sold the following unregistered securities:

Securities issued for services

Date	Security/Value

August 12, 2012	Common stock – 1,500,000 shares of common stock. The common stock was valued at $0.14 per share.

August 21, 2012	Common stock – 2,200,000 shares of common stock. The common stock was valued at $0.07 per share.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q-A for the quarter ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

September 17, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

October 31, 2012

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)	F-3

STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	F-5 – F-21

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(Unaudited)
	(As Restated - Note 12)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,487	$9,435
Available-for-sale marketable equity securities	373,599	387,025
Prepaid expenses	1,619	2,181
TOTAL CURRENT ASSETS	392,705	398,641

LONG-TERM ASSETS
Non-marketable equity securities, at cost - net of $34,588 and $0 allowance	-	19,845
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	20,945

TOTAL ASSETS	$393,805	$419,586

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$348,524	$339,845
Accrued expenses	209,277	201,204
Current state income taxes payable	128,000	128,000
Advances from shareholders	-	7,000
Notes payable	25,100	10,100
Notes payable, related parties	292,903	298,498
Accrued payroll and payroll taxes	130,927	130,927
Accrued interest	92,050	92,050
Accrued interest, related parties	107,947	97,315

TOTAL CURRENT LIABILITIES	1,334,728	1,304,939

CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized;15,487,426 issued and outstanding at October 31, 2012 and April 30, 2012, respectively	15,487	13,287
Common stock issuable, 1,500,000 shares	1,500	-
Additional paid-in capital	8,501,511	8,141,211
Accumulated deficiency	(9,515,622)	(9,091,001)
Accumulated other comprehensive income	56,201	51,150

TOTAL STOCKHOLDERS’ DEFICIENCY	(940,923)	(885,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$393,805	$419,586

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the		For the
	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(As Restated - Note 12)		(As Restated - Note 12)
Revenue
Management services - affiliates	$2,383	$95,152	$43,010	$116,852
Total Revenue	2,383	95,152	43,010	116,852

Operating Expenses
Salaries and wages	-	10,233	12,525	18,161
Professional fees	366,415	8,699	372,391	12,626
Insurance	7,176	13,180	13,885	33,058
General and administrative	8,801	11,904	17,491	30,915
Depreciation	-	125	-	599
Total Operating Expenses	382,392	44,141	416,292	95,359

Operating Income (Loss)	(380,009)	51,011	(373,282)	21,493

Other Expense
Miscellaneous Income	7,802	300	7,802	1,420
Interest expense	(15,510)	(4,804)	(20,703)	(14,193)
Loss on impairment of non-marketable equity securities	(34,845)	-	(34,845)	-
Loss on sale of available-for-sale marketable equity securities	(3,593)	(195,000)	(3,593)	(380,339)
Total Other Expense	(46,146)	(199,504)	(51,339)	(393,112)

Net Loss before Income Taxes	(426,155)	(148,493)	(424,621)	(371,619)

Income tax provision	-	-	-	-

Net Loss	$(426,155)	$(148,493)	$(424,621)	(371,619)

Comprehensive Loss
Unrealized gain (loss) on available-for-sale marketable equity securities	90,676	(7,794)	5,051	133,795

Total Comprehensive Loss	$(335,479)	$(156,287)	$(419,570)	$(237,824)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.03)	$(0.03)	$(0.06)

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Six Months Ended October 31,
	2012	2011
	(As Restated - Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(424,621)	$(371,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of available-for-sale marketable equity securities	3,593	380,339
Impairment of non-marketable equity securities	34,845	-
Depreciation expense	-	599
Share based compensation expense	364,000	-
(Increase) decrease in assets and liabilities:
Deferred income taxes	-	-
Current income taxes	-	-
Accounts receivable	-	(49,296)
Prepaid expenses	562	4,749
Accounts payable	8,679	(272)
Accrued expenses	8,073	(5,000)
Accrued payroll and payroll taxes	-	(2,910)
Accrued interest, related parties	10,632	14,111
Net cash provided by (used in) operating activities	5,763	(29,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	14,884	90,436
Purchase of available-for-sale marketable equity securities	-	(13,400)
Purchase of non-marketable securities	(15,000)	-
Net cash provided by (used in) investing activities	(116)	77,036

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from shareholder	(7,000)	-
Repayment of debt	-	(4,799)
Issuance of notes payable for purchase of investments	15,000	-
Issuance of common stock for services	-	-
Repayment from issuance of promissory note - related parties	(5,595)	(43,000)
Net cash provided by (used in) financing activities	2,405	(47,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,052	(62)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,487	$15,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$2,000	$5,000
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available-for-sale marketable equity securities	$5,051	$133,795

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had a net loss of $424,621 for the six months ended October 31, 2012. Additionally, at October 31, 2012, the Company has minimal cash and has a working capital deficit of $942,023, an accumulated deficiency of $9,515,622 and a stockholders’ deficiency of $940,923, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at October 31, 2012, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

AS OF OCTOBER 31, 2012

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K-A and 10-K for the fiscal year ended April 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2013 and June 27, 2013, respectively. The interim operating results for the six months ending October 31, 2012 are not necessarily indicative of operating results expected for the full year.

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

AS OF OCTOBER 31, 2012

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $34,845 and zero impairment charges for securities during the six months ended October 31, 2012 and 2011, respectively.

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

AS OF OCTOBER 31, 2012

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of October 31, 2012 and April 30, 2012, respectively.

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

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. There was no provision for doubtful receivables for the three months ended October 31, 2012 and 2011, respectively.

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

AS OF OCTOBER 31, 2012

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

AS OF OCTOBER 31, 2012

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

Reclassifications

Certain reclassifications were made to the October 31, 2011 unaudited financial statements in order to conform to the October 31, 2012 unaudited financial statement presentation. These changes relate primarily to the discussion of Accounting Changes in Note 1 above.

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

AS OF OCTOBER 31, 2012

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 3 – INVESTMENTS (CONTINUED)

Available-for-sale marketable equity securities consisted of the following at October 31, 2012:

	October 31, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$317,398	$141,826	$85,625	$373,599

Total current securities	$317,398	$141,826	$85,625	$373,599

Total available-for-sale securities	$317,398	$141,826	$85,625	$373,599

Available-for-sale marketable equity securities consisted of the following at April 30, 2012:

	April 30, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$335,875	$51,150	$-	$387,025

Total current securities	$335,875	$51,150	$-	$387,025

Total available-for-sale securities	$335,875	$51,150	$-	$387,025

For the six months ended October 31, 2012 and 2011, proceeds from the sales of available-for-sale marketable equity securities were $14,884 and $90,436, gross realized losses on those sales were $3,583 and $380,339 and there were no gross realized gains. At October 31, 2012, there is a $56,201 net unrealized holding gain on available-for-sale marketable equity securities as compared to a $51,150 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2012. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost.

For the six months ended October 31, 2012 and 2011, the Company recognized $34,845 and zero for the impairment of non-marketable equity securities, respectively.

At October 31, 2012, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	October 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Investments
Available-for-sale marketable equity securities	$373,599	$373,599	$-	$-

Total Investments in securities	$373,599	$373,599	$-	$-

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending October 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, July 31, 2012	$19,845

Transfers out of Level 3	(19,845)
Total unrealized gains/(losses) included in change in net assets	-

Ending Balance, October 31, 2012	$-

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-

———————

(1)

Transfer out of $19,845 of cost for New Bastion investment considered to be impaired.

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending October 31, 2012:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2012	$19,845

Transfers out of Level 3	(19,845)
Total unrealized gains/(losses) included in change in net assets	-

Ending Balance, October 31, 2012	$-

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-

———————

(1)

Transfer out of $19,845 of cost for New Bastion investment considered to be impaired.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	October 31, 2012	April 30, 2012

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000.
This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2012	April 30, 2012

Notes payable
Promissory notes payable. Principal due payable on demand. (NOTE 9)	$23,000	$8,000

Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	2,100

Notes payable	$25,100	$10,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 9)	$232,903	$237,696

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 9)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 9)	10,000	10,802

Notes payable, related party	$292,903	$298,498

NOTE 6 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of October 31, 2012 and April 30, 2012, these advances totaled zero and $7,000, respectively.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

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

During the six months ending October 31, 2012 and 2011, there was no share-based compensation expense and as of October 31, 2012, there was no unrecognized compensation expense related to non-vested market-based share awards.

The following tables summarize all stock option activity of the Company since April 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2012	200,000	$0.20	6.82	$40,000

No activity for this year	-

Outstanding, October 31, 2012	200,000	$0.20	6.32	$40,000

Exercisable, October 31, 2012	200,000	$0.20	6.32	$40,000

NOTE 8 – CAPITAL SHARE TRANSACTIONS

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 8 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and were being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock were considered contingently returnable and not considered outstanding as of October 31, 2012.

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

As of January 31, 2013, the Company fully paid the first scheduled payment of $25,000, the second scheduled payment of $75,000 and $10,000 of the third scheduled payment of $400,000 to New Bastion. Additionally, 1) in February 2013, the Company paid New Bastion $140,000, net of $3,500 of expenses paid, 2) in March 2013, the Company paid New Bastion $15,000, 3) in April 2013, the Company paid New Bastion $20,000, and 4) in May 2013, the Company paid New Bastion $20,000, net of $3,500 of expenses paid, all of these in accordance with the August 22, 2012 MOU. As a result of the payments, the original $500,000 balance owed to New Bastion had been reduced to $195,000 as of July 22, 2013.

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

As a result of the July 23, 2013 modified agreement subsequent event being finalized before the issuance of the amended Form 10-Q-A for the six months ended October 31, 2012, the Company has reflected the terms of the modified agreement discussed above in the accompanying unaudited financial statements.

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $292,903 and $298,498 at October 31, 2012 and April 30, 2012, respectively (See Note 5 – Notes Payable).

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 10 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of October 31, 2012.

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

Unpaid Taxes and Penalties

At October 31, 2012, the Company owed the State of Delaware approximately $128,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as current state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $209,207. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at October 31, 2012. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 11 – SUBSEQUENT EVENTS

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 23, 2013, the offering’s termination date, the Company received subscriptions for 6,200,000 shares of common stock for $502,000 of proceeds, net of selling expenses and commissions in the amount of $118,000. The securities in the private offering were offered and sold only to persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions.

NOTE 12 – RESTATEMENT

The Company’s Financial Statements included in a Quarterly Report on Form 10-Q for the period ended October 31, 2012 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on December 14, 2012 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

There were several adjustments to the Company’s October 31, 2012 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 12 – RESTATEMENT (CONTINUED)

Balance Sheet (Unaudited)

	At October 31, 2012
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,487	$-	$17,487
Available-for-sale marketable equity securities	-	373,599	373,599
Prepaid expenses	1,004	615	1,619
TOTAL CURRENT ASSETS	18,491	374,214	392,705

LONG-TERM ASSETS
Investments	1,274,820	(1,274,820)	-
Deferred income tax	1,752,000	(1,752,000)	-
Long-term loans	97,283	(97,283)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	3,125,203	(3,124,103)	1,100

TOTAL ASSETS	$3,143,694	$(2,749,889)	$393,805

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$336,261	$12,263	$348,524
Accounts payable, related parties	10,000	(10,000)	-
Accrued expenses	-	209,277	209,277
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	-	-
Notes payable	25,100	-	25,100
Notes payable, related parties	-	292,903	292,903
Accrued payroll and payroll taxes	-	130,927	130,927
Accrued interest	-	92,050	92,050
Accrued liability - joint venture	485,000	(485,000)	-
Accrued interest, related parties	-	107,947	107,947
TOTAL CURRENT LIABILITIES	856,361	478,367	1,334,728

LONG-TERM LIABILITIES
Accrued expenses	203,171	(203,171)	-
Advances from shareholders	-	-	-
Notes payable, related parties	282,903	(282,903)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	107,596	(107,596)	-

TOTAL LONG-TERM LIABILITIES	685,720	(685,720)	-

TOTAL LIABILITIES	1,542,081	(207,353)	1,334,728

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 15,487,426 issued and outstanding at October 31, 2012	22,127	(6,640)	15,487
Common stock issuable, 1,500,000 shares	-	1,500	1,500
Additional paid-in capital	8,686,202	(184,691)	8,501,511
Accumulated Deficiency
Beg. Retained earnings	(6,874,779)	6,874,779	-
Net income (loss)	(231,937)	231,937	-
End. Retained earnings	-	(9,515,622)	(9,515,622)
Accumulated other comprehensive income (loss)	-	56,201	56,201
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,601,613	(2,542,536)	(940,923)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$3,143,694	$(2,749,889)	$393,805

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$2,382	$1	$2,383
Total Management Services	2,382	1	2,383

Total Revenue	2,382	1	2,383

Operating Expenses
Salaries and wages	-	-	-
Professional fees	271,215	95,200	366,415
Insurance	7,176	-	7,176
Interest expense	15,710	(15,710)	-
General and administrative	8,541	260	8,801
Bad debt expense	56,387	(56,387)	-
Total Operating Expenses	359,029	23,363	382,392

Operating Loss	(356,647)	(23,362)	(380,009)

Other Income (Expense)
Miscellaneous Income	7,802	-	7,802
Interest expense	-	(15,510)	(15,510)
Loss on impairment of non-marketable equity securities	-	(34,845)	(34,845)
Loss on sale of available-for-sale marketable equity securities	(3,593)	-	(3,593)
Unrealized appreciation on investments	27,824	(27,824)	-
Total Other Income (Expense)	32,033	(78,179)	(46,146)

Net Loss before Income Taxes	(324,614)	(101,541)	(426,155)

Income tax benefit (provision)	120,000	(120,000)	-

Net Loss	$(204,614)	$(221,541)	$(426,155)

Comprehensive Loss
Unrealized income on available-for-sale marketable equity securities	-	90,676	90,676

Total Comprehensive Loss	$(204,614)	$(130,865)	$(335,479)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares – Basic and Diluted	15,012,781	1,317,036	16,329,817

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Loss (Unaudited)

	Six Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$43,010	$-	$43,010
Total Management Services	43,010	-	43,010

Total Revenue	43,010	-	43,010

Operating Expenses
Salaries and wages	12,502	23	12,525
Professional fees	277,191	95,200	372,391
Insurance	13,885	-	13,885
Interest expense	20,704	(20,704)	-
General and administrative	17,776	(285)	17,491
Bad debt expense	56,387	(56,387)	-
Total Operating Expenses	398,445	17,847	416,292

Operating Loss	(355,435)	(17,847)	(373,282)

Other Income (Expense)
Miscellaneous Income	7,802	-	7,802
Interest expense	-	(20,703)	(20,703)
Loss on impairment of non-marketable equity securities	-	(34,845)	(34,845)
Loss on sale of available-for-sale marketable equity securities	(3,593)	-	(3,593)
Unrealized depreciation on investments	(104,711)	104,711	-
Total Other Income (Expense)	(100,502)	49,163	(51,339)

Net Income (Loss) before Income Taxes	(455,937)	31,316	(424,621)

Income tax benefit (provision)	224,000	(224,000)	-

Net Loss	$(231,937)	$(192,684)	$(424,621)

Comprehensive Loss
Unrealized gain on available-for-sale marketable equity securities	-	5,051	5,051

Total Comprehensive Loss	$(231,937)	$(187,633)	$(419,570)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)	$(0.03)

Weighted Average Shares – Basic and Diluted	15,012,781	(204,159)	14,808,622

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2012

Statement of Cash Flows (Unaudited)

	Six Months Ended October 31, 2012
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,937)	$(192,684)	$(424,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	(3,593)	27,031	23,438
Impairment of non-marketable equity securities	-	15,000	15,000
Purchase of investment securities	(342,930)	342,930	-
Net unrealized depreciation of investments	104,711	(104,711)	-
Deferred income taxes	(224,000)	224,000	-
Share based compensation expense	-	364,000	364,000
(Increase) decrease in assets and liabilities:
Accounts receivable	56,387	(56,387)	-
Prepaid expenses	1,177	(615)	562
Accounts payable	7,876	803	8,679
Accrued expenses	8,074	(1)	8,073
Accrued interest, related parties	10,280	352	10,632
Net cash provided by (used in) operating activities	(613,955)	619,718	5,763

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	14,884	14,884
Purchase of non-marketable securities	-	(15,000)	(15,000)
Net cash used in investing activities	-	(116)	(116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	(7,000)	(7,000)
Issuance of notes payable for purchase of investments	15,000	-	15,000
Issuance of common stock	618,800	(618,800)	-
Repayment of debt	(11,793)	11,793	-
Proceeds (repayment) from issuance of promissory note - related parties	-	(5,595)	(5,595)
Net cash provided by (used in) financing activities	622,007	(619,602)	2,405

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,052	-	8,052
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	-	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,487	$-	$17,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$2,000	$-	$2,000
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$-	$5,051	$5,051