Form 10-Q/A
period 2013-01-31
Universal Capital Management, Inc.
filed 2013-09-23
CIK 1308569

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

Universal Capital Management, Inc. (the “Company,” “our” or “we”) filed a Quarterly Report on Form 10-Q for the period ended January 31, 2013 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on March 14, 2013. The Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm and a note to that effect was inserted at the beginning of the Original Report. We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) to remove the note that the unaudited Financial Statements were not reviewed by the Company’s independent registered public accounting firm and to amend the Original Report as follows:

1.

The note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s independent registered public accounting firm is deleted. There were several adjustments to the Company’s January 31, 2013 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

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

Balance Sheet (Unaudited)

	At January 31, 2013
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,475	$-	$197,475
Available-for-sale marketable equity securities	-	303,154	303,154
Prepaid expenses	850	-	850
TOTAL CURRENT ASSETS	198,325	303,154	501,479

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	-	-
Investments	1,184,433	(1,184,433)	-
Deferred income tax	1,667,000	(1,667,000)	-
Long-term loans	97,341	(97,341)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	2,949,874	(2,948,774)	1,100

TOTAL ASSETS	$3,148,199	$(2,645,620)	$502,579

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$324,489	$22,764	$347,253
Accounts payable, related parties	18,000	(18,000)	-
Accrued expenses	-	211,644	211,644
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	-	-
Notes payable	2,100	8,000	10,100
Notes payable, related parties	-	260,403	260,403
Accrued payroll and payroll taxes	-	130,927	130,927
Accrued interest	-	92,050	92,050
Accrued liability - joint venture	390,000	(390,000)	-
Accrued interest, related parties	-	112,283	112,283
TOTAL CURRENT LIABILITIES	734,589	558,071	1,292,660

LONG-TERM LIABILITIES
Accrued expenses	205,537	(205,537)	-
Advances from shareholders	-	-	-
Notes payable, related parties	250,403	(250,403)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	112,283	(112,283)	-
TOTAL LONG-TERM LIABILITIES	660,273	(660,273)	-

TOTAL LIABILITIES	1,394,862	(102,202)	1,292,660

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 15,487,426 issued and outstanding at October 31, 2012	13,287	2,200	15,487
Common stock issuable, 5,700,000 shares	13,165	(7,465)	5,700
Additional paid-in capital	9,117,150	(271,839)	8,845,311
Accumulated Deficiency
Beg. Retained earnings	(6,874,515)	6,874,515	-
Net income (loss)	(515,750)	515,750	-
End. Retained earnings	-	(9,691,085)	(9,691,085)
Accumulated other comprehensive income	-	34,506	34,506
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,753,337	(2,543,418)	(790,081)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,148,199	$(2,645,620)	$502,579

Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$-	$(57)	$(57)
Total Management Services	-	(57)	(57)

Total Revenue	-	(57)	(57)

Operating Expenses
Salaries and wages	25,073	(18)	25,055
Professional fees	10,723	(4,800)	5,923
Insurance	8,733	-	8,733
Interest expense	11,057	(11,057)	-
General and administrative	89,587	(71,955)	17,632
Total Operating Expenses	145,173	(87,830)	57,343

Operating Loss	(145,173)	87,773	(57,400)

Other Income (Expense)
Interest expense	-	(11,058)	(11,058)
Loss on impairment of non-marketable equity securities	-	(95,000)	(95,000)
Loss on sale of available-for-sale marketable equity securities	(12,005)	-	(12,005)
Unrealized appreciation (depreciation) on investments	(41,637)	41,637	-
Total Other Income (Expense)	(53,642)	(64,421)	(118,063)

Net Loss before Income Taxes	(198,815)	23,352	(175,463)

Income tax benefit (provision)	(85,000)	85,000	-

Net Loss	$(283,815)	$108,352	$(175,463)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	-	(21,695)	(21,695)

Total Comprehensive Loss	$(283,815)	$86,657	$(197,158)

Basic and Diluted Loss Per Share	$(0.02)	$0.01	$(0.01)

Weighted Average Shares – Basic and Diluted	17,576,244	720,693	18,296,937

Statement of Operations and Comprehensive Loss (Unaudited)

	Nine Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$43,010	$(57)	$42,953
Total Management Services	43,010	(57)	42,953

Total Revenue	43,010	(57)	42,953

Operating Expenses
Salaries and wages	37,598	(18)	37,580
Professional fees	287,914	90,400	378,314
Insurance	22,618	-	22,618
Interest expense	31,760	(31,760)	-
General and administrative	107,339	(72,216)	35,123
Bad debt expense	56,387	(56,387)	-
Total Operating Expenses	543,616	(69,981)	473,635

Operating Loss	(500,606)	69,924	(430,682)

Other Income (Expense)
Miscellaneous Income	7,802	-	7,802
Interest expense	-	(31,761)	(31,761)
Loss on impairment of non-marketable equity securities	-	(129,845)	(129,845)
Loss on sale of available-for-sale marketable equity securities	(15,598)	-	(15,598)
Unrealized depreciation on investments	(146,348)	146,348	-
Total Other Income (Expense)	(154,144)	(15,258)	(169,402)

Net Income (Loss) before Income Taxes	(654,750)	54,666	(600,084)

Income tax benefit (provision)	139,000	(139,000)	-

Net Loss	$(515,750)	$(84,334)	$(600,084)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	-	(16,644)	(16,644)

Total Comprehensive Loss	$(515,750)	$(100,978)	$(616,728)

Basic and Diluted Loss Per Share	$(0.03)	$(0.00)	$(0.03)

Weighted Average Shares – Basic and Diluted	17,576,244	738,628	18,314,872

Statement of Cash Flows (Unaudited)

	Nine Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(515,750)	$(84,334)	$(600,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	15,598	-	15,598
Impairment of non-marketable equity securities	-	129,845	129,845
Stock issued for services	216,800	(216,800)	-
Purchase of investment securities	(408,371)	408,371	-
Net unrealized depreciation of investments	146,348	(146,348)	-
Deferred income taxes	(139,000)	139,000	-
Share based compensation expense	-	364,000	364,000
(Increase) decrease in assets and liabilities:
Receivable - non-affiliates	55,791	(55,791)	-
Prepaid expenses	1,331	-	1,331
Accounts payable	(3,094)	10,502	7,408
Accrued expenses	10,440	-	10,440
Accrued interest, related parties	14,967	1	14,968
Net cash provided by (used in) operating activities	(604,940)	548,446	(56,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	51,629	51,629
Purchase of non-marketable securities	-	(110,000)	(110,000)
Net cash used in investing activities	-	(58,371)	(58,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	(7,000)	(7,000)
Issuance of common stock for cash from private placement	-	348,000	348,000
Issuance of common stock	837,273	(837,273)	-
Proceeds (repayment) from issuance of promissory note - related parties	(44,293)	6,198	(38,095)
Net cash provided by (used in) financing activities	792,980	(490,075)	302,905

NET DECREASE IN CASH AND CASH EQUIVALENTS	188,040	-	188,040
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	-	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$197,475	$-	$197,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$3,000	$-	$3,000
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available-for-sale marketable equity securities	$-	$(16,644)	$(16,644)
Accrued payable – joint venture	$390,000	$(390,000)	$-

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	4

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits	5

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operating activities of $600,084 and $56,494 respectively, for the nine months ended January 31, 2013. Additionally, at January 31, 2013, the Company has minimal cash and has a working capital deficit of $791,181, an accumulated deficiency of $9,691,085 and a stockholders’ deficiency of $790,081, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at January 31, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has been selling certain available-for-sale marketable equity securities to meet current obligations. Additionally, the Company is in the process of discussing financing scenarios with several groups relating to assisting with the financial requirements to implement the business strategy and business plan.

Results of Operations

Three months ending January 31, 2013, compared to the three months ended January 31, 2012

For the three months ended January 31, 2013, we had revenue in the amount of $(57) for management services as compared to revenue of $(5,243) for the three months ended January 31, 2012. The credit amounts reflect adjustments to revenue for both 2013 and 2012 and for the three months ended January 31, 2013 and 2012, respectively, all of our revenue was comprised of management services provided to affiliates.

Total operating expenses for the three months ended January 31, 2013 were $57,343 as compared to total operating expenses for the three months ended January 31, 2012 of $49,908. The increase was primarily from an increase in general and administrative expense and salaries and wages, offset by a decrease in insurance expense.

Other expense for the three months ended January 31, 2013 was $118,063 as compared to $71,419 of expense for the three months ended January 31, 2012. The 2012 amount consisted primarily of $65,130 for the loss on the sale of available-for-sale marketable equity securities, respectively. The 2013 amount consisted primarily of $95,000 for the loss on the impairment of non-marketable equity securities.

We had a net loss of $175,463 and $126,570 for the three months ended January 31, 2013, respectively. As discussed previously, the 2013 loss was primarily from $95,000 of loss on the impairment of non-marketable equity securities while the 2012 loss was primarily from $65,130 for loss on the sale of available-for-sale marketable equity securities.

For the three months ended January 31, 2013, we had a $21,695 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $197,158. For the three months ended January 31, 2012, we had a $313,463 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive income of $186,893.

Nine months ending January 31, 2013, compared to the Nine months ended January 31, 2013

For the nine months ended January 31, 2013, we had revenue in the amount of $42,953 for management services as compared to revenue of $111,609 for the nine months ended January 31, 2012. For the nine months ended January 31, 2013 and 2012, respectively, all of our revenue was comprised of management services provided to affiliates.

Total operating expenses for the nine months ended January 31, 2013 were $473,635 as compared to total operating expenses for the nine months ended January 31, 2012 of $145,268. The increase was primarily from $364,000 of professional fees related to share-based compensation expense. The share-based compensation expense was for 3,700,000 shares of Company common stock subscribed for services provided by consultants and other professionals.

Other expense for the nine months ended January 31, 2013 was $169,402 as compared to $464,531 of expense for the nine months ended January 31, 2012. The 2012 amount consisted primarily of $445,469 for the loss on the sale of available-for-sale marketable equity securities. The 2013 amount consisted primarily of $129,845 of loss on the impairment of non-marketable equity securities.

We had a net loss of $600,084 and $498,190 for the nine months ended January 31, 2013, respectively. As discussed previously, the 2013 loss was primarily from $364,000 of professional fees related to share-based compensation expense and a $129,845 loss on the impairment of non-marketable equity securities. The 2012 loss was primarily from $445,469 of loss for the sale of available-for-sale marketable equity securities.

For the nine months ended January 31, 2013, we had a $16,644 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $616,728. For the nine months ended January 31, 2012, we had a $447,258 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $50,932.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity. Our Company had $197,475 of cash at January 31, 2013. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $129,845 and zero impairment charges for securities during the three months ended January 31, 2013 and 2012, respectively.

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

Item 4

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls. The material weakness identified resulted in several adjustments to the Company’s January 31, 2013 Financial Statements primarily related to investments valuation, accruals and income taxes.

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

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds.

From November 2012 through January 2013, we sold 4,200,000 shares of our common stock in exchange for $420,000 pursuant to a private offering. We paid $72,000 in fees, costs and of commissions resulting in $348,000 in net proceeds us. The securities were offered and sold only to persons who are not “U.S. Persons.” No underwriters were utilized and we relied on Regulation S of the Securities Act of 1933, as amended.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q-A for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

September 17, 2013	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

January 31, 2013

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	F-3

STATEMENTS OF CASH FLOWS (UNAUDITED)	F-4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	F-5 – F-22

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(Unaudited)
	(As Restated - Note 12)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,475	$9,435
Available-for-sale marketable equity securities	303,154	387,025
Prepaid expenses	850	2,181
TOTAL CURRENT ASSETS	501,479	398,641

LONG-TERM ASSETS
Non-marketable equity securities, at cost - net of $34,588 and $0 allowance	-	19,845
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	20,945

TOTAL ASSETS	$502,579	$419,586

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$347,253	$339,845
Accrued expenses	211,644	201,204
Current state income taxes payable	128,000	128,000
Advances from shareholders	-	7,000
Notes payable	10,100	10,100
Notes payable, related parties	260,403	298,498
Accrued payroll and payroll taxes	130,927	130,927
Accrued interest	92,050	92,050
Accrued interest, related parties	112,283	97,315

TOTAL CURRENT LIABILITIES	1,292,660	1,304,939

CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized; 15,487,426 issued and outstanding at January 31, 2013 and April 30, 2012, respectively	15,487	13,287
Common stock issuable, 5,700,000 shares	5,700	-
Additional paid-in capital	8,845,311	8,141,211
Accumulated deficiency	(9,691,085)	(9,091,001)
Accumulated other comprehensive income	34,506	51,150

TOTAL STOCKHOLDERS’ DEFICIENCY	(790,081)	(885,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$502,579	$419,586

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the		For the
	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(As Restated - Note 12)		(As Restated - Note 12)
Revenue
Management services - affiliates	$(57)	$(5,243)	$42,953	$111,609
Total Revenue	(57)	(5,243)	42,953	111,609

Operating Expenses
Salaries and wages	25,055	18,050	37,580	36,211
Professional fees	5,923	8,337	378,314	20,963
Insurance	8,733	18,175	22,618	51,233
General and administrative	17,632	5,264	35,123	36,179
Depreciation	-	82	-	682
Total Operating Expenses	57,343	49,908	473,635	145,268

Operating Loss	(57,400)	(55,151)	(430,682)	(33,659)

Other Income (Expense)
Miscellaneous Income	-	-	7,802	1,420
Interest expense	(11,058)	(6,289)	(31,761)	(20,482)
Loss on impairment of non-marketable equity securities	(95,000)	-	(129,845)	-
Loss on sale of available-for-sale marketable equity securities	(12,005)	(65,130)	(15,598)	(445,469)
Total Other Income (Expense)	(118,063)	(71,419)	(169,402)	(464,531)

Net Loss	$(175,463)	$(126,570)	$(600,084)	$(498,190)

Comprehensive Loss
Unrealized gain (loss) on available-for-sale marketable equity securities	(21,695)	313,463	(16,644)	447,258

Total Comprehensive Income (Loss)	$(197,158)	$186,893	$(616,728)	$(50,932)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)	$(0.03)	$(0.08)

Weighted Average Shares - Basic and Diluted	18,296,937	5,912,426	18,314,872	5,912,426

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Nine Months Ended January 31,
	2013	2012
	(As Restated - Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(600,084)	$(498,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of available-for-sale marketable equity securities	15,598	445,469
Impairment of non-marketable equity securities	129,845	-
Depreciation expense	-	682
Share based compensation expense	364,000	-
(Increase) decrease in assets and liabilities:
Accounts receivable	-	(2,461)
Prepaid expenses	1,331	26,611
Accounts payable	7,408	7,715
Accounts payable, related parties	-	(7,213)
Accrued expenses	10,440	(8,000)
Accrued payroll and payroll taxes	-	(2,910)
Accrued interest, related parties	14,968	20,397
Net cash used in operating activities	(56,494)	(17,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	51,629	64,161
Proceeds from sale of available-for-sale marketable equity securities - affiliates	-	102,130
Purchase of available-for-sale marketable equity securities	-	(4,803)
Purchase of available-for-sale marketable equity securities - affiliates	-	(42,464)
Purchase of non-marketable securities	(110,000)	(19,845)
Net cash provided by (used in) investing activities	(58,371)	99,179

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from shareholder	(7,000)	-
Repayment of debt	-	(22,110)
Issuance of common stock for cash from private placement, net of fees	348,000	-
Repayment of promissory note - related parties	(38,095)	(72,501)
Net cash provided by (used in) financing activities	302,905	(94,611)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188,040	(13,332)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	15,445
CASH AND CASH EQUIVALENTS - END OF PERIOD	$197,475	$2,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$3,000	$8,000
Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available-for-sale marketable equity securities	$(16,644)	$447,258

See accompanying unaudited notes to these unaudited financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

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

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operating activities of $600,084 and $56,494 respectively, for the nine months ended January 31, 2013. Additionally, at January 31, 2013, the Company has minimal cash and has a working capital deficit of $791,181, an accumulated deficiency of $9,691,085 and a stockholders’ deficiency of $790,081, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at January 31, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

AS OF JANUARY 31, 2013

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K-A and 10-K for the fiscal year ended April 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2013 and June 27, 2013, respectively. The interim operating results for the nine months ending January 31, 2013 are not necessarily indicative of operating results expected for the full year.

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

AS OF JANUARY 31, 2013

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $129,845 and zero impairment charges for securities during the nine months ended January 31, 2013 and 2012, respectively.

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

AS OF JANUARY 31, 2013

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company charges off notes receivable against the allowance for losses when an account is deemed to be uncollectible. The provision for doubtful accounts was approximately $30,014 as of January 31, 2013 and April 30, 2012, respectively.

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

Due from Affiliates and Non-Affiliates

Due from affiliates and non-affiliates represent fees that the Company has paid on behalf of a portfolio company and is reported at fair value. Due from non-affiliated issuers represent due from companies where we hold less than 5% of the issuer's voting common stock. Due from affiliated issuers represent due from companies where we hold 5% or more of the issuer’s voting common stock. There was no provision for doubtful receivables for the three months ended January 31, 2013 and 2012, respectively.

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

AS OF JANUARY 31, 2013

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

AS OF JANUARY 31, 2013

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

AS OF JANUARY 31, 2013

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 3 – INVESTMENTS (CONTINUED)

Available-for-sale marketable equity securities consisted of the following at January 31, 2013:

	January 31, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$268,648	$120,131	$85,625	$303,154

Total current securities	$268,648	$120,131	$85,625	$303,154

Total available-for-sale securities	$268,648	$120,131	$85,625	$303,154

Available-for-sale marketable equity securities consisted of the following at April 30, 2012:

	April 30, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$335,875	$51,150	$-	$387,025

Total current securities	$335,875	$51,150	$-	$387,025

Total available-for-sale securities	$335,875	$51,150	$-	$387,025

For the nine months ended January 31, 2013 and 2012, proceeds from the sales of available-for-sale marketable equity securities were $51,629 and $64,161, gross realized losses on those sales were $15,598 and $445,469 and there were no gross realized gains. At January 31, 2013, there is a $34,506 net unrealized holding gain on available-for-sale marketable equity securities as compared to a $51,150 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2012. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost.

For the nine months ended January 31, 2013 and 2012, the Company recognized $129,845 and zero for the impairment of non-marketable equity securities, respectively.

At January 31, 2013, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

		Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Investments
Available-for-sale marketable equity securities	$303,154	$303,154	$-	$-

Total Investments in securities	$303,154	$303,154	$-	$-

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 3 – INVESTMENTS (CONTINUED)

The following chart shows the components of change in the financial assets categorized as Level 3, for the three months ending January 31, 2013:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, October 31, 2012	$19,845

Transfers out of Level 3	(19,845)
Total unrealized gains/(losses) included in change in net assets	-

Ending Balance, January 31, 2013	$-

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-

———————

(1)

Transfer out of $19,845 of cost for New Bastion investment considered to be impaired.

The following chart shows the components of change in the financial assets categorized as Level 3, for the nine months ending January 31, 2013:

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, April 30, 2012	$19,845

Transfers out of Level 3	(19,845)
Total unrealized gains/(losses) included in change in net assets	-

Ending Balance, January 31, 2013	$-

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$-

———————

(1)

Transfer out of $19,845 of cost for New Bastion investment considered to be impaired.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 4 – NOTES RECEIVABLE

Notes receivable consists of the following:

	January 31, 2013	April 30, 2012

Notes Receivable - affiliated companies
SIVOO Holdings, Inc. ("SIVOO") - Principal of $25,000.
This note bears interest at 8% per year beginning on May 1, 2007. This note is payable upon demand.	$30,014	$30,014

Allowance for bad debt	(30,014)	(30,014)

Notes Receivable- affiliated companies	$-	$-

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following:

	January 31, 2013	April 30, 2012

Notes payable
Promissory notes payable. Principal due payable on demand. (NOTE 9)	$8,000	$8,000

Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	2,100

Notes payable	$10,100	$10,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand. (NOTE 9)	$200,403	$237,696

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand. (NOTE 9)	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010. (NOTE 9)	10,000	10,802

Notes payable, related party	$260,403	$298,498

NOTE 6 – ADVANCES FROM SHAREHOLDERS

Amount represents advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of January 31, 2013 and April 30, 2012, these advances totaled zero and $7,000, respectively.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 7 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan. As of January 31, 2013, 1,000,000 are available for issuance.

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

During the nine months ending January 31. 2013 and 2012, there was no share-based compensation expense and as of January 31, 2013, there was no unrecognized compensation expense related to non-vested market-based share awards.

The following tables summarize all stock option activity of the Company since April 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2012	200,000	$0.20	6.82	$40,000

No activity for this year	-

Outstanding, January 31, 2013	200,000	$0.20	6.07	$40,000

Exercisable, January 31, 2013	200,000	$0.20	6.07	$40,000

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

AS OF JANUARY 31, 2013

NOTE 8 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and were being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock were considered contingently returnable and not considered outstanding as of January 31, 2013.

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

As a result of the July 23, 2013 modified agreement subsequent event being finalized before the issuance of the amended Form 10-Q-A for the nine months ended January 31, 2013, the Company has reflected the terms of the modified agreement discussed above in the accompanying unaudited financial statements.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through January 31, 2013, the Company received subscriptions of 4,200,000 shares of common stock for $348,000 of proceeds, net of $72,000 of commissions. The Company had not issued the shares of common stock from the subscriptions received and are recorded as Common Stock Subscribed as of January 31, 2013. The securities in the private offering were offered and sold only to persons who are not “U.S. Persons.” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions. (See Note 11 – Subsequent Events.)

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 9 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $260,403 and $298,498 at January 31, 2013 and April 30, 2012, respectively (See Note 5 – Notes Payable).

NOTE 10 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of January 31, 2013.

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

Unpaid Taxes and Penalties

At January 31, 2013, the Company owed the State of Delaware approximately $128,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as current state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $211,644. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at January 31, 2013. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 11 – SUBSEQUENT EVENTS

In relation to the private placement offering of securities commenced September 10, 2012 (See Note 8- Capital Share Transactions), from February 1, 2013 through July 23, 2013, the offering’s termination date, the Company received subscriptions for 2,000,000 shares of common stock for $200,000 of gross proceeds. As a result, through August 21, 2013, the Company had received subscriptions for a total of 6,200,000 shares of common stock for $502,000 of proceeds, net of $118,000 of selling expenses and commissions.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 12 – RESTATEMENT

The Company’s Financial Statements included in a Quarterly Report on Form 10-Q for the period ended January 31, 2013 (the “Original Report”) with the Securities and Exchange Commission (“SEC”) on March 14, 2013 were not reviewed by the Company’s Independent Registered Public Accounting Firm and a note to that effect was inserted at the beginning of the Original Report. This Amendment No. 1 to Annual Report on Form 10-Q/A (the “Amended Report”) deletes the note inserted at the beginning of the Original Report stating that the Financial Statements contained in the Original Report were not reviewed by the Company’s Independent Registered Public Accounting Firm.

There were several adjustments to the Company’s January 31, 2013 Financial Statements included in the Original Report, primarily related to investments valuation, accruals, income taxes and presenting the Company as an operating commercial company rather than a Business Development Company.. The following tables provide the change from the Original Report as compared to the Amended Report for the balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 12 – RESTATEMENT (CONTINUED)

Balance Sheet (Unaudited)

	At January 31, 2013
	As Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,475	$-	$197,475
Available-for-sale marketable equity securities	-	303,154	303,154
Prepaid expenses	850	-	850
TOTAL CURRENT ASSETS	198,325	303,154	501,479

LONG-TERM ASSETS
Non-marketable equity securities, at cost	-	-	-
Investments	1,184,433	(1,184,433)	-
Deferred income tax	1,667,000	(1,667,000)	-
Long-term loans	97,341	(97,341)	-
Rent deposit	1,100	-	1,100
TOTAL LONG-TERM ASSETS	2,949,874	(2,948,774)	1,100

TOTAL ASSETS	$3,148,199	$(2,645,620)	$502,579

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$324,489	$22,764	$347,253
Accounts payable, related parties	18,000	(18,000)	-
Accrued expenses	-	211,644	211,644
Current state income taxes payable	-	128,000	128,000
Advances from shareholders	-	-	-
Notes payable	2,100	8,000	10,100
Notes payable, related parties	-	260,403	260,403
Accrued payroll and payroll taxes	-	130,927	130,927
Accrued interest	-	92,050	92,050
Accrued liability - joint venture	390,000	(390,000)	-
Accrued interest, related parties	-	112,283	112,283
TOTAL CURRENT LIABILITIES	734,589	558,071	1,292,660

LONG-TERM LIABILITIES
Accrued expenses	205,537	(205,537)	-
Advances from shareholders	-	-	-
Notes payable, related parties	250,403	(250,403)	-
Accrued interest	92,050	(92,050)	-
Accrued interest, related parties	112,283	(112,283)	-
TOTAL LONG-TERM LIABILITIES	660,273	(660,273)	-

TOTAL LIABILITIES	1,394,862	(102,202)	1,292,660

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 60,000,000 shares authorized; 15,487,426 issued and outstanding at October 31, 2012	13,287	2,200	15,487
Common stock issuable, 5,700,000 shares	13,165	(7,465)	5,700
Additional paid-in capital	9,117,150	(271,839)	8,845,311
Accumulated Deficiency
Beg. Retained earnings	(6,874,515)	6,874,515	-
Net income (loss)	(515,750)	515,750	-
End. Retained earnings	-	(9,691,085)	(9,691,085)
Accumulated other comprehensive income	-	34,506	34,506
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,753,337	(2,543,418)	(790,081)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,148,199	$(2,645,620)	$502,579

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$-	$(57)	$(57)
Total Management Services	-	(57)	(57)

Total Revenue	-	(57)	(57)

Operating Expenses
Salaries and wages	25,073	(18)	25,055
Professional fees	10,723	(4,800)	5,923
Insurance	8,733	-	8,733
Interest expense	11,057	(11,057)	-
General and administrative	89,587	(71,955)	17,632
Total Operating Expenses	145,173	(87,830)	57,343

Operating Loss	(145,173)	87,773	(57,400)

Other Income (Expense)
Interest expense	-	(11,058)	(11,058)
Loss on impairment of non-marketable equity securities	-	(95,000)	(95,000)
Loss on sale of available-for-sale marketable equity securities	(12,005)	-	(12,005)
Unrealized appreciation (depreciation) on investments	(41,637)	41,637	-
Total Other Income (Expense)	(53,642)	(64,421)	(118,063)

Net Loss before Income Taxes	(198,815)	23,352	(175,463)

Income tax benefit (provision)	(85,000)	85,000	-

Net Loss	$(283,815)	$108,352	$(175,463)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	-	(21,695)	(21,695)

Total Comprehensive Loss	$(283,815)	$86,657	$(197,158)

Basic and Diluted Loss Per Share	$(0.02)	$0.01	$(0.01)

Weighted Average Shares – Basic and Diluted	17,576,244	720,693	18,296,937

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Operations and Comprehensive Loss (Unaudited)

	Nine Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
Revenue
Management services
Affiliates	$43,010	$(57)	$42,953
Total Management Services	43,010	(57)	42,953

Total Revenue	43,010	(57)	42,953

Operating Expenses
Salaries and wages	37,598	(18)	37,580
Professional fees	287,914	90,400	378,314
Insurance	22,618	-	22,618
Interest expense	31,760	(31,760)	-
General and administrative	107,339	(72,216)	35,123
Bad debt expense	56,387	(56,387)	-
Total Operating Expenses	543,616	(69,981)	473,635

Operating Loss	(500,606)	69,924	(430,682)

Other Income (Expense)
Miscellaneous Income	7,802	-	7,802
Interest expense	-	(31,761)	(31,761)
Loss on impairment of non-marketable equity securities	-	(129,845)	(129,845)
Loss on sale of available-for-sale marketable equity securities	(15,598)	-	(15,598)
Unrealized depreciation on investments	(146,348)	146,348	-
Total Other Income (Expense)	(154,144)	(15,258)	(169,402)

Net Income (Loss) before Income Taxes	(654,750)	54,666	(600,084)

Income tax benefit (provision)	139,000	(139,000)	-

Net Loss	$(515,750)	$(84,334)	$(600,084)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	-	(16,644)	(16,644)

Total Comprehensive Loss	$(515,750)	$(100,978)	$(616,728)

Basic and Diluted Loss Per Share	$(0.03)	$(0.00)	$(0.03)

Weighted Average Shares – Basic and Diluted	17,576,244	738,628	18,314,872

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JANUARY 31, 2013

NOTE 12 – RESTATEMENT (CONTINUED)

Statement of Cash Flows (Unaudited)

	Nine Months Ended January 31, 2013
	As Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(515,750)	$(84,334)	$(600,084)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale and impairment of available-for-sale marketable equity securities	15,598	-	15,598
Impairment of non-marketable equity securities	-	129,845	129,845
Stock issued for services	216,800	(216,800)	-
Purchase of investment securities	(408,371)	408,371	-
Net unrealized depreciation of investments	146,348	(146,348)	-
Deferred income taxes	(139,000)	139,000	-
Share based compensation expense	-	364,000	364,000
(Increase) decrease in assets and liabilities:
Receivable - non-affiliates	55,791	(55,791)	-
Prepaid expenses	1,331	-	1,331
Accounts payable	(3,094)	10,502	7,408
Accrued expenses	10,440	-	10,440
Accrued interest, related parties	14,967	1	14,968
Net cash provided by (used in) operating activities	(604,940)	548,446	(56,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	-	51,629	51,629
Purchase of non-marketable securities	-	(110,000)	(110,000)
Net cash used in investing activities	-	(58,371)	(58,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	-	(7,000)	(7,000)
Issuance of common stock for cash from private placement	-	348,000	348,000
Issuance of common stock	837,273	(837,273)	-
Proceeds (repayment) from issuance of promissory note - related parties	(44,293)	6,198	(38,095)
Net cash provided by (used in) financing activities	792,980	(490,075)	302,905

NET DECREASE IN CASH AND CASH EQUIVALENTS	188,040	-	188,040
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	-	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$197,475	$-	$197,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$3,000	$-	$3,000
Cash paid for interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available-for-sale marketable equity securities	$-	$(16,644)	$(16,644)
Accrued payable – joint venture	$390,000	$(390,000)	$-