Form 10-K
period 2013-04-30
Universal Capital Management, Inc.
filed 2014-03-03
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐  No ☑

As of October 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $634,000. Such aggregate market value was computed by reference to the closing price of $0.04 per share for the registrant’s common stock on the OTC on that date.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 30,312,426.

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

Effective November 1, 2011, our business plan evolved towards serving as a direct response management and marketing company that provides management, accounting and marketing services to our clients. Our Company identifies, advises in development and markets consumer products. Our strategy employs three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We seek to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs can leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submit products or business concepts for our input and advice. We generate revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we receive a share of net profits of consumer products sold. We do not manufacture any of our products. As of the date of this filing we have generated limited revenues and do not rely on any principal products. While the Company has received limited revenues from management services, none of these fees have generated material revenues. We currently do not sell any internally developed or Company owned products.

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

Employees and Management Fees

Our Company is internally managed and, although it does not pay fees to an advisor, it pays salaries to officers and employees and as of April 30, 2013, our Company employed two full-time employees.

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

As of April 30, 2013, we had cash resources of $14,853 and for the year ended April 30, 2013, we had revenues of $53,916, all of which were received in the form of management services provided to affiliate clients. Consequently, we have been required either to sell new shares of our common stock or available-for-sale marketable equity securities to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders. Moreover, we cannot assure you the launch of any products will be successful and provide the necessary revenues to sustain the business.

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

As reflected in the accompanying financial statements, the Company had a net loss of $1,020,653 for the year ended April 30, 2013. Additionally, at April 30, 2013, the Company has minimal cash and has a working capital deficit of $1,108,914, an accumulated deficiency of $10,111,654 and a stockholders’ deficiency of $1,107,814, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. In view of the matters discussed above, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities and the sale of available-for-sale marketable equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of available-for-sale marketable equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

Our company possesses shares of stock which are not diverse, and therefore may be more vulnerable to events affecting a single sector or industry and therefore our investments are subject to greater volatility. At April 30, 2013, 100% of the Company's asset value consists of available-for-sale marketable equity securities consisting of the common stock of one company. The concentration of our portfolio in any one issuer or industry would subject us to a greater degree of risk with respect to the failure of one or a few issuers or with respect to economic downturns in such industry than would be the case with a more diversified portfolio.

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

Our future success to a significant extent depends on the continued service of Michael Queen, our chief executive and financial officer. The departure of Mr. Queen could materially adversely affect our ability to implement our business strategy. We do not maintain for our benefit any key-man life insurance on Mr. Queen.

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

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has this amount recorded as accounts payable as of April 30, 2013.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded under the symbol UCMT on the over-the-counter markets ("OTC"). Previously, our common stock traded on the over-the-counter bulletin board.

Market Information

The following table set forth below lists the closing high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High	Low

FY 2012	1st Quarter	$0.20	$0.03
	2nd Quarter	$0.10	$0.02
	3rd Quarter	$0.24	$0.08
	4th Quarter	$0.30	$0.09

FY 2013	1st Quarter	$0.28	$0.08
	2nd Quarter	$0.55	$0.07
	3rd Quarter	$0.35	$0.15
	4th Quarter	$0.41	$0.19

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of March 3, 2014, the Company had approximately 334 holders of record of its Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,000	$ 0.20	1,400,000
Equity compensation plans not approved by security holders	—	—	—
Total	200,000	$ 0.20	1,400,000

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security

August 12, 2012 (1)	Common stock – 1,500,000 shares valued at $0.14 per share.

August 21, 2012 (1)	Common stock – 2,200,000 shares valued at $0.07 per share

Nov 2012 through April 2013 (2)	Common stock – 5,700,000 shares valued at $0.10 per share.

1.

No underwriters were utilized and no commissions or fees were paid with respect to any of these transactions. We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

2.

No underwriters were utilized. We paid $118,000 in commissions and fees with respect to this transaction. We relied on Regulation S of the Securities Act of 1933, as amended, since the securities in the private offering were offered and sold only to persons who are not “U.S. Persons.”

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

On February 18, 2005, our Company filed an election to become subject to the Investment Company Act of 1940 (the “1940 Act”), such that it could commence conducting business as a business development company (“BDC”). On November 1, 2011, the Company filed Form N-54C notification of withdrawal of election to be regulated as a Business Development Company (“BDC”). The withdrawal was effective upon receipt of the Form N-54C notification by the SEC, and our Company is no longer subject to regulation as a BDC.

We have no intention to invest in securities or meet the definition of an investment company, as described in Section 3 of the 1940 Act. Our Company is managed so it will not be deemed to be an investment company as defined in the 1940 Act. Our company maintains its registration under the 1934 Act and we continue to be obligated to file regular reports as required thereunder.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $1,020,653 for the year ended April 30, 2013. Additionally, at April 30, 2013, the Company has minimal cash and has a working capital deficit of $1,107,814, an accumulated deficiency of $10,111,654 and a stockholders’ deficiency of $1,108,914, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Year ended April 30, 2013 compared to the year ended April 30, 2012

For the year ended April 30, 2013 we had revenue for services in the amount of $53,916 compared to $160,101 for the year ended April 30, 2012. For 2013 and 2012, all of our revenue was comprised of management services provided to customers.

Total operating expenses for the year ended April 30, 2013 were $742,787, the principal component of which was $573,882 of professional fees. The professional fees included $364,000 of professional fees related to share-based compensation expense. The share-based compensation expense was for 3,700,000 shares of Company common stock subscribed for services provided by consultants and other professionals. By comparison, total operating expenses for the year ended April 30, 2012 were $2,164,540, the principal component of which was $2,017,006 of salaries and wages, which includes $1,991,250 of share based compensation expense for 7,375,000 shares of stock issued to employees and directors.

Other Income (Expense) for the year ended April 30, 2013 was $331,782 of expense compared to $606,960 of expense for the year ended April 30, 2012. The 2013 amount consisted primarily of an expense of $308,345 for the impairment of non-marketable equity securities and a $12,908 expense for a loss on the sale of available-for-sale marketable equity securities. The 2012 amount consisted primarily of an expense of $596,163 for loss on the sale of available-for-sale marketable equity securities.

We had a net loss of $1,020,653 and $2,611,339 for the years ended April 30, 2013 and 2012, respectively. As a result of the net loss positions, for the years ended April 30, 2013 and 2012, we had no income tax provision, respectively.

For the year ended April 30, 2013, we had a $17,808 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $1,038,461. For the year ended April 30, 2012, we had a $570,785 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $2,040,614.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the sale of available-for-sale marketable equity securities to obtain liquidity. We had $14,853 of cash at April 30, 2013 and a working capital deficit of $1,108,914. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from the sale of available-for-sale marketable equity securities, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

Recently, it was necessary for us to dispose of a significant portion of our available-for-sale marketable equity securities to meet our operational needs. In the future, we may be forced to continue to dispose of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times. Additionally, at April 30, 2013, the Company holds only $203,339 of available-for-sale marketable equity securities, which represents approximately 96% of total assets. As such, if these securities are disposed of in the future, the Company has no other primary assets to meet operational needs.

Critical Accounting Policies

Our Company's accounting policies are more fully described in Note 1 of Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Item 8.	Financial Statements and Supplementary Data.

See attached Appendix A.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

The material weakness(s) identified are:

1.

The Company does not have a full time Accounting Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

2.

The Company IT process should be strengthened as there is no disaster recovery plan, no server, and the company accounting records are maintained through a consultant accountant. The Company should consider the purchase and implementation of a server and proper back-ups off site to ensure that accounting information is safeguarded.

3.

The Company should take steps to implement a policies and procedures manual.

In order to mitigate the above weaknesses(s), to the fullest extent possible, the Company has engaged a financial consultant with significant accounting and reporting experience to assist the Company in becoming and remaining current with its reporting responsibilities. Additionally, as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above.

Additionally, the Company plans on hiring a fulltime Accounting Controller or Chief Financial Officer when funds are sufficient.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Michael D. Queen	57	Director, Chief Executive Officer, Principal Financial Officer, Secretary	1 year /Since 2004

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended April 30, 2013, 2012 and 2011.

Summary Compensation Table

Name and principal position	Year Ending	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Queen(1)	4/30/13	42,920	0	0	0	0	0	0	42,920
	4/30/12	20,000	0	936,000	0	0	0	0	956,000

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

Grants of Plan Based Awards

There were no grants of plan based awards during the year ending April 30, 2013.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any executive officer outstanding as of the end of the Company's last completed fiscal year.

Option Exercises and Stock Vested

There were no exercises or vesting during the year ending April 30, 2013.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our April 30, 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Queen (1)	—	—	—	—	—	—	—

(1)	Serves as an executive officer and a director but receives no additional compensation for serving as a director.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 3, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned (1)(2)

Michael D. Queen	3,955,300	(3)	13.05%

Robert G. Oberosler	2,887,500		9.52%

David Bovi	2,242,900		7.39%

Jonathan Saunders	1,700,000		5.60%

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

(2)	Applicable percentages are based on 30,312,426 shares outstanding and or issuable on March 3, 2014, adjusted as required by rules promulgated by the SEC.
(3)	Includes 355,300 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

Security Ownership of Management

The following table sets forth, as of March 3, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned (1)(2)

Michael D. Queen	3,955,300	(3)	13.05%

All executive officers and directors as a group (1 person)	3,955,300	(3)	13.05%

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

(2)	Applicable percentages are based on 30,312,426 shares outstanding or issuable on March 3, 2014, adjusted as required by rules promulgated by the SEC.
(3)	Includes 355,500 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Transactions

On November 1, 2008 the Company entered into a promissory note with Barbara Queen, Michael Queen’s wife, in the amount of $294,000. This amount was the total that was loaned to the Company over a period of two years prior, beginning in November 2006, on behalf of Mrs. Queen to fund Company operations. The promissory note calls for interest of eight percent (8%) annum beginning on November 2008. Subsequent loans were made by Mrs. Queen. The principal balance outstanding as of April 30, 2012 was $237,696 and was partially repaid in the amount of $69,317 during the fiscal year ended April 30, 2013. The outstanding balance as of April 30, 2013 is $168,379.

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

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions. Our sole director, Michael Queen serves in such capacities and is not independent as defined herein. We do not currently have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.

Audit and Related Fees

Salberg & Company, P.A. is the independent registered public accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2013 and 2012.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered relating to the fiscal years ended April 30:

	For the Year Ended April 30,
Description of Fees	2013	2012

Audit Fees	$24,500	$30,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$24,500	$30,000

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

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all work done by its outside independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2013 and April 30, 2012
•	Statements of Operations and Comprehensive Loss for the years ended April 30, 2013 and April 30, 2012
•	Statement of Changes in Stockholders’ Deficiency for the years ended April 30, 2013 and 2012
•	Statements of Cash Flows for the years ended April 30, 2013 and 2012
•	Notes to Financial Statements

(2)	Schedules None required.

(3)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
3.2	By-Laws (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005)
4.1	Specimen copy of Common Stock Certificate (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006)
10.4*	2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006)
14.1	Code of Ethics, as amended and restated as of September 30, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005)
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company
101ǂ	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

*	Compensation Plans and arrangements for executives and others.
#	Filed herewith
ǂ	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.
(Registrant)

March 3, 2014
	By:	/s/ Michael D. Queen
Michael D. Queen, Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Queen Michael D. Queen	Sole Director, Chief Executive Officer, Principal Financial Officer, Secretary (principal executive officer and financial officer)	March 3, 2014

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Universal Capital Management, Inc.

We have audited the accompanying balance sheets of Universal Capital Management, Inc as of April 30, 2013 and 2012 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for each of the two years in the period ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc as of April 30, 2013 and 2012 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $1,020,653 and $233,934, respectively, in 2013, and has a working capital deficit, accumulated deficiency and stockholders’ deficiency of $1,108,914, $10,111,654 and $1,107,814, respectively, at April 30, 2013 and has minimal revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 3, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	At April 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,853	$9,435
Available-for-sale marketable equity securities	203,339	387,025
Prepaid expenses	1,076	2,181
TOTAL CURRENT ASSETS	219,268	398,641

LONG-TERM ASSETS
Non-marketable equity securities, at cost	—	19,845
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	20,945

TOTAL ASSETS	$220,368	$419,586

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$415,991	$339,846
Accrued expenses	214,096	201,204
State income taxes payable	115,654	128,000
Advances from shareholders	—	7,000
Notes payable	70,100	10,100
Notes payable, related parties	168,379	298,497
Accrued payroll and payroll taxes	135,013	130,927
Accrued interest	107,883	92,050
Accrued interest, related parties	101,066	97,316

TOTAL CURRENT LIABILITIES	1,328,182	1,304,940

CONTINGENCIES (NOTE 9)

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized;15,487,426 and 13,287,426 shares issued and outstanding at April 30, 2013 and April 30, 2012, respectively	$15,487	$13,287
Common stock issuable, 7,200,000 shares	7,200	—
Additional paid-in capital	8,947,811	8,141,210
Accumulated deficiency	(10,111,654)	(9,091,001)
Accumulated other comprehensive income	33,342	51,150

TOTAL STOCKHOLDERS' DEFICIENCY	$(1,107,814)	$(885,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$220,368	$419,586

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	April 30,
	2013	2012
Revenue
Management Services	$53,916	$160,101
Total Revenue	53,916	160,101

Operating Expenses
Salaries and wages	51,649	2,017,006
Professional fees	573,882	26,192
Insurance	28,793	61,913
General and administrative	88,463	58,748
Depreciation	—	681
Total Operating Expenses	742,787	2,164,540

Operating Loss	(688,871)	(2,004,439)

Other Income (Expense)
Tax penalties and interest	6,346	(8,197)
Miscellaneous Income	7,802	48,734
Interest expense	(24,677)	(51,334)
Loss on impairment of non-marketable equity securities	(308,345)	—
Loss on sale of available-for-sale marketable equity securities	(12,908)	(596,163)
Total Other Income (Expense)	(331,782)	(606,960)

Net Loss	(1,020,653)	(2,611,399)

Comprehensive Loss
Unrealized gain (loss) on available-for-sale marketable equity securities	(17,808)	570,785

Total Comprehensive Loss	$(1,038,461)	$(2,040,614)

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.38)

Weighted Average Shares - Basic and Diluted	17,354,481	6,839,339

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED APRIL 30, 2013 AND 2012

							Accumulated	Total
					Additional		Other	Stockholders'
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficiency	Income (Loss)	(Deficiency)

Balance at April 30, 2011	5,912,426	$5,912	—	$—	$6,157,335	$(6,479,602)	$(578,386)	$(891,741)

Unrealized gain on available-for-sale securities	—	—	—	—	—	—	51,150	51,150
Reclassification of other comprehensive income	—	—	—	—	—	—	578,386	578,386
Issuance of stock for officer and director services - $0.27 per share	7,375,000	7,375	—	—	1,983,875	—	—	1,991,250
Rounding	—	—	—	—	—	—	—	—
Net loss, year ended April 30, 2012	—	—	—	—	—	(2,611,399)	—	(2,611,399)

Balance at April 30, 2012	13,287,426	$13,287	—	$—	$8,141,210	$(9,091,001)	$51,150	$(885,354)

Issuance of stock for consulting services -$0.14 per share	—	—	1,500,000	1,500	208,500	—	—	210,000
Issuance of stock for consulting services - $0.07 per share	2,200,000	2,200	—	—	151,800	—	—	154,000
Sale of stock from private placement - $0.10 per share	—	—	5,700,000	5,700	446,300	—	—	452,000
Reclassification of other comprehensive loss	—	—	—	—	—	—	(17,808)	(17,808)
Rounding	—	—	—	—	1	—	—	1
Net loss the year ended April 30, 2013	—	—	—	—	—	(1,020,653)	—	(1,020,653)

Balance at April 30, 2013	15,487,426	$15,487	7,200,000	$7,200	$8,947,811	$(10,111,654)	$33,342	$(1,107,814)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,020,653)	$(2,611,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of available-for-sale marketable equity securities	12,908	596,163
Loss on impairment of non-marketable equity securities	308,345	—
Depreciation expense	—	681
Stock based compensation expense	364,000	1,991,250
(Increase) decrease in assets and liabilities:
Prepaid expenses	1,105	27,255
Accounts payable	76,145	(39,066)
Accounts payable, related parties	—	(7,213)
Current state income taxes payable	(12,346)	—
Accrued expenses	12,892	(128,222)
Accrued payroll and payroll taxes	4,086	130,926
Accrued interest	19,584	25,853
Net cash used in operating activities	(233,934)	(13,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	220,820	293,646
Exercise of warrant for available-for-sale marketable equity securities	—	(89,375)
Purchase of available-for-sale marketable equity securities	(67,850)	(51,781)
Purchase of non-marketable securities	(288,500)	(19,845)
Net cash provided by (used in) investing activities	(135,530)	132,645

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	(7,000)	(6,000)
Repayment of debt	—	(14,510)
Issuance of stock from private placement, net of fees	452,000	—
Repayment of promissory note - related parties	(70,118)	(104,373)
Net cash provided by (used in) financing activities	374,882	(124,883)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,418	(6,010)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,435	15,445
CASH AND CASH EQUIVALENTS - END OF YEAR	$14,853	$9,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$12,000	$12,000
CASH PAID FOR INTEREST	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available-for-sale marketable equity securities	$(17,808)	$629,536
Advance converted to promissory note	$—	$6,000

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operating activities of $1,020,653 and $233,934, respectively for the year ended April 30, 2013. Additionally, at April 30, 2013, the Company has minimal cash and has a working capital deficit of $1,108,914 and an accumulated deficiency of $10,111,654, which could have a material impact on the Company’s financial condition and operations. As a result, the Company has a stockholder’s deficiency of $1,107,814 at April 30, 2013. The Company does not have sufficient cash resources or current assets to pay its obligations.

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

YEARS ENDED APRIL 30, 2013 AND 2012

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $308,345 and zero of impairment charges for securities during the years ended April 30, 2013 and 2012, respectively.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2013 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for greater than 90% of our revenue for the years ended April 30, 2013 and 2012, respectively.

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

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the years ended April 30, 2013 and 2012, respectively.

Service revenue

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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with FASB ASC 718, Compensation – Share Based Compensation. This statement requires the recognition of compensation expense measured at fair value when the Company obtains employee services in stock-based payment transactions. For stock based compensation to non-employees, the Company follows the measurement and recognition criteria of ASC 505-50, Equity Payments to Non-Employees.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

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

Reclassifications

Certain reclassifications were made to the April 30, 2012 financial statements in order to conform to the April 30, 2013 financial statement presentation. These changes relate primarily to the discussion of Accounting Changes in Note 1 above.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this update is not expected to have a significant effect on the Company’s financial position or results of operations.

The FASB issued ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

The deferral applies specifically to employee benefit plans, other than those plans that are subject to SEC filing requirements, which hold investments in their plan sponsors’ own nonpublic entity equity securities, including equity securities of their nonpublic affiliated entities. The deferral is effective immediately for all financial statements that have not yet been issued. The adoption of this update is not expected to have a significant effect on the Company’s financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments apply to all public companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual).

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and early adoption is permitted.

The adoption of this update is not expected to have a significant effect on the Company’s financial position or results of operations.

Other new pronouncements issued but not yet effective until after April 30, 2013 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES

Since November 1, 2011, we have entered into a new business model where we identify, advise and market consumer products. We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We are currently in various stages of talks with several companies that could further the company's goal to become a diversified holding company, but no agreements have been reached to date. We do not manufacture any of our products and as of the date of this filing we have generated limited revenues, do not rely on any principal products, do not sell any internally developed or Company owned products and do not manufacture any of our products

NOTE 3 – INVESTMENTS

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 3 – INVESTMENTS (Continued)

Available-for-sale marketable equity securities consisted of the following at April 30, 2013:

	April 30, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$169,997	$118,967	$85,625	$203,339

Total current securities	$169,997	$118,967	$85,625	$203,339

Total available-for-sale securities	$169,997	$118,967	$85,625	$203,339

Available-for-sale marketable equity securities consisted of the following at April 30, 2012:

	April 30, 2012
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$335,875	$51,150	$—	$387,025

Total current securities	$335,875	$51,150	$—	$387,025

Total available-for-sale securities	$335,875	$51,150	$—	$387,025

For the years ended April 30, 2013 and 2012, proceeds from the sales of available-for-sale marketable equity securities were $220,821 and $293,646, gross realized losses on those sales were $12,908 and $596,163 and there were no gross realized gains. At April 30, 2013, there is a $33,342 net unrealized holding gain on available-for-sale marketable equity securities as compared to a $51,150 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2012. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the years ended April 30, 2013 and 2012, the Company recognized $308,345 and zero for the impairment of non-marketable equity securities, respectively.

At April 30, 2013, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value	Markets for	Observable	Unobservable
	April 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Investments:
Available-for-sale marketable equity securities	$203,339	$203,339	$—	$—

Total Investments in securities	$203,339	$203,339	$—	$—

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 3 – INVESTMENTS (Continued)

At April 30, 2013, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

	Fair Value Measurement Using
	Significant Unobservable Inputs
	(Level 3)

Beginning Balance, April 30, 2012	$19,845

Transfers into Level 3	—
Transfers out of Level 3	(19,845)	(1)

Ending Balance, April 30, 2013	$—

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$—

(1)	Transfer out of $19,845 of cost for New Bastion investment considered to be impaired.

NOTE 4 – INCOME TAXES

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2013 was $92,050. The change in unrecognized tax provisions during the year ending April 30, 2013 amounted to zero and the accrual at April 30, 2013 amounted to $92,050, which is classified as accrued interest in the accompanying balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and the accrual is included on the Company’s balance sheet in accrued interest.

Tax years from 2005 (initial tax year) through 2012 remain subject to examination by major tax jurisdictions.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 4 – INCOME TAXES (CONTINUED)

The income tax benefit for the years ending April 30, 2013 and 2012 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2013	2012

Income taxes at U.S. Federal Income Tax rate	$347,000	$888,000
State income taxes, net of federal benefit	(67,000)	(91,000)
Non-deductible share based compensation	—	—
Exercise of warrant	—	—
Worthless warrants	—	—
Realized losses	(127,000)	(236,000)
Change in valuation allowance	(153,000)	(561,000)

Net Income tax (provision) benefit	$—	$—

The income tax (provision) benefit consists of the following:

	For the Year Ended April 30,
	2013	2012

Current:
Federal	$116,000	$(27,000)
State	33,000	(7,000)

Total Current	$149,000	$(34,000)

Deferred:
Federal	$3,000	$465,000
State	1,000	130,000

Total Deferred	$4,000	$595,000

Total Income Tax Benefit (Provision)	$153,000	$561,000
Change in Valuation Allowance	(153,000)	(561,000)
Net Income Tax Benefit (Provision)	$—	$—

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 4 – INCOME TAXES (CONTINIUED)

The components of deferred tax (assets) liabilities are as follows:

	April 30,
	2013	2012

Deferred tax asset (liability)
Deferred charges	$46,000	$57,000
Net operating loss	392,000	243,000
Capital loss carry forward	755,000	871,000
Stock-based compensation	1,065,000	920,000
Amortization of deferred revenue from warrants	(276,000)	(276,000)
Bad debt	218,000	218,000
Adjustment for change in accumulated other comprehensive income	391,000	405,000
Other	(500)	(500)

Total deferred tax asset, net	$2,590,500	$2,437,500
Valuation allowance	(2,590,500)	(2,437,500)
Net deferred tax asset	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $153,000 for the year ended April 30, 2013 Net operating loss carry-forwards aggregate approximately $985,000 and capital loss carry-forwards aggregate approximately $1,900,000 and expire in years through 2033. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns for 2005 and beyond remain subject to examination by the Internal Revenue Service (“IRS”).

The Company owes the IRS and the State of Delaware for taxes, penalties and interest from the tax year ending April 30, 2007 of approximately $214,000, comprised of interest and penalties. The Company also owes the State of Delaware approximately $116,000 in state income taxes from a prior year. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2013. The Company has agreements with both agencies to pay a minimum per month on the interest and penalties to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following:

	April 30,
	2013	2012

Notes payable
Promissory notes payable. Principal payable on demand.	8,000	8,000

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand.	50,000	—

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due payable on demand	10,000	—

Notes payable, D&O Insurance Premium. Interest accrued at 9.2%for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	2,100

Total Notes payable	$70,100	$10,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%beginning on November 1, 2008. Principal and interest payable on demand.	$168,379	$237,696

Notes payable, related party. Interest accrued at 8.0%beginning on October 19, 2009 Principal and interest payable on demand.	—	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due payable on, demand.	—	10,802

Total Notes payable, related party	$168,379	$298,498

NOTE 6 – STOCK BASED COMPENSATION

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 6 – STOCK BASED COMPENSATION (Continued)

During the year ending April 30, 2013 and 2012, the Company recognized $364,000 and $1,991,250, respectively, of stock-based compensation expense. The $364,000 of stock-based compensation expense for 2013 related to 3,700,000 shares of stock issuable to consultants for services provided (1,500,000 shares valued at $0.14 per share and 2,200,000 shares valued at $0.07 per share based on the quoted trade price on the grant dates). The $1,991,250 of stock-based compensation expense for 2012 related to 7,375,000 shares of stock issued to consultants for services provided and valued at $0.27 per share based on the quoted trade price on the grant dates.

As of April 30, 2013, all compensation expense related to non-vested market-based share awards has been expensed. There were no employee stock options issued by the Company prior to May 1, 2006.

The following tables summarize all stock option activity of the Company since April 30, 2011:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2011	600,000	$0.20	7.82	$120,000
Expired	(400,000)	$0.20
Outstanding, April 30, 2012	200,000	$0.20	6.82	$40,000
No activity	—	—	—	—
Outstanding, April 30, 2013	200,000	$0.20	5.82	$15,600

During the years ended April 30, 2013 and 2012, options to acquire zero and 400,000 shares of common stock expired, respectively.

NOTE 7 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 60,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2013 and 2012, 15,487,426 and 13,287,426 shares were issued and outstanding, respectively. Additionally, there were 7,200,000 shares of common stock issuable as of April 30, 2013. See Note 10 – Subsequent Events.

Common Stock

On March 16, 2012, pursuant to a private offering, the Company issued 7,375,000 shares of its restricted common stock, in exchange for officer and director services and professional services provided by service providers. The shares were valued at the quoted trade price on the grant date of $0.27 per share for a total expense of $1,991,250 and recorded as share-based compensation expense.

On August 21, 2012, the Company privately issued 2,200,000 shares of its restricted common stock, in exchange for services performed by the Company’s current and former employees and professional service providers. The shares were valued at the quoted trade price of $0.07 per share on the grant date resulting in an expense of $154,000.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 7 – CAPITAL SHARE TRANSACTIONS (Continued)

Common Stock Issuable

On August 12, 2012, the Company privately issued 1,500,000 shares of its restricted common stock, in exchange for services performed by two consultants for the Company. The shares were valued at the quoted trade price of $0.14 per share on the grant date resulting in an expense of $210,000. The Company has not issued the shares and they are recorded as Common Stock Issuable at April 30, 2013.

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

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 15,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and are being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 15,000,000 shares of common stock were considered contingently returnable and not considered outstanding as of April 30, 2013.

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

On July 23, 2013, the Company and New Bastion agreed to renegotiate and modify the revised framework and finalize the business transaction as follows: 1) no further cash consideration will be paid by the Company to New Bastion, 2) the $288,000 of cash consideration previously paid by the Company ($305,000 adjusted for $7,000 of expenses paid) will be exchanged for 50,000 shares of New Bastion common stock, representing approximately 6.35% of the outstanding shares of NBR common stock and 3) the previously 5,000,000 shares and the 15,000,000 contingently returnable shares to New Bastion will be cancelled and returned to the Company.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 7 – CAPITAL SHARE TRANSACTIONS (Continued)

As a result of the July 23, 2013 modified agreement subsequent event being finalized before the issuance of these financial statements on Form 10-K for the year ended April 30, 2013, the Company has reflected the terms of the modified agreement discussed above in the accompanying financial statements. The $288,000 of cash consideration paid for the investment in NBR common stock was determined by the Company to have no marketable value and considered impaired. As a result, the Company recorded an allowance of $288,000 against the investment in NBR common stock and is reflected as a loss on impairment of non-marketable equity securities for the year ended April 30, 2013.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through April 30, 2013, the Company received subscriptions of 5,700,000 shares of common stock for $452,000 of proceeds, net of $118,000 of commissions. The Company had not issued the shares of common stock from the subscriptions received and accordingly such shares are recorded as Common Stock Issuable as of April 30, 2013. See Note 10 – Subsequent Events.

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $168,379 and $298,498 at April 30, 2013 and April 30, 2012.

During the year ended April 30, 2013 and 2012, the Company repaid $7,000 and $6,000 of advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms. As of April 30, 2013 and 2012, these advances totaled zero and $7,000, respectively.

NOTE 9 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has this amount recorded as accounts payable as of April 30, 2013.

Unpaid Taxes and Penalties

At April 30, 2013, the Company owed the State of Delaware approximately $116,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $214,000. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2013. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 10 – SUBSEQUENT EVENTS

In relation to the private placement offering of securities commenced September 10, 2012 (See Note 8- Capital Share Transactions), from May 1, 2013 through July 23, 2013, the offering’s termination date, the Company received subscriptions for 500,000 shares of common stock for $50,000 of gross proceeds. As a result, in total for the offering, the Company received subscriptions for a total of 6,200,000 shares of common stock for $502,000 of proceeds, net of $118,000 of commissions.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2013 AND 2012

NOTE 10 – SUBSEQUENT EVENTS (Continued)

On June 1, 2013, the Company privately issued 2,125,000 shares of its restricted common stock, in exchange for services performed by ten consultants for the Company. The shares were valued at the quoted trade price of $0.19 per share on the grant date resulting in an expense of $403,750.

On September 9, 2013, the Company privately issued 3,000,000 shares of its restricted common stock, in exchange for services performed by two consultants for the Company. The shares were valued at the quoted trade price of $0.07 per share on the grant date resulting in an expense of $210,000.

On September 10, 2013, the Company privately issued 2,000,000 shares of its restricted common stock, in exchange for services performed by three consultants for the Company. The shares were valued at the quoted trade price of $0.07 per share on the grant date resulting in an expense of $140,000.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the years ended April 30, 2013 and 2012, respectively:

Unrealized Gains
and Losses on
Available-For-
Sale Securities

Beginning Balance – April 30, 2011	$(578,386)

Other comprehensive income (loss) before reclassifications	51,150

Amounts reclassified from accumulated other comprehensive Income	578,386

Net current period other comprehensive income (loss)	629,536 (1)

Balance at April 30, 2012	$51,150

Other comprehensive loss before reclassifications	(17,808)

Amounts reclassified from accumulated other comprehensive Income	—

Net current period other comprehensive loss	(17,808)

Balance at April 30, 2013	$33,342

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