Form 10-Q
period 2013-07-31
Universal Capital Management, Inc.
filed 2014-03-11
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2014 was 30,312,426.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 6.	Exhibits	4

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

See Appendix

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $517,308 and $79,032 respectively, for the three months ended July 31, 2013. Additionally, at July 31, 2013, the Company has minimal cash and has a working capital deficit of $1,176,723, an accumulated deficiency of $10,628,962 and a stockholders’ deficiency of $1,175,623, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at July 31, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has been selling certain available-for-sale marketable equity securities to meet current obligations. Additionally, the Company is in the process of discussing financing scenarios with several groups relating to assisting with the financial requirements to implement the business strategy and business plan.

Results of Operations

Three months ending July 31, 2013, compared to the three months ended July 31, 2012

For the three months ended July 31, 2013, we had revenue in the amount of $25,000 as compared to revenue of $40,627 for the three months ended July 31, 2012. For the three months ended July 31, 2013 and 2012, respectively, all of our revenue was comprised of management services.

Total operating expenses for the three months ended July 31, 2013 were $474,517 as compared to total operating expenses for the three months ended July 31, 2012 of $33,900. The increase from 2012 to 2013 was primarily from an increase in professional fees related to $403,750 of share based compensation expense for common stock issued to consultants.

Other expense for the three months ended July 31, 2013 was $67,791 as compared to $5,193 of expense for the three months ended July 31, 2012. The 2013 amount consisted primarily of $22,966 for the loss on the sale of available-for-sale marketable equity securities and a $23,500 loss on impairment of non-marketable securities with no comparable amount in 2012.

We had a net loss of $517,308 and a net income of $1,534 for the three months ended July 31, 2013 and 2012, respectively. As discussed previously, the 2013 loss was primarily from an increase in professional fees for $403,750 of share based compensation expense for common stock issued to consultants along with $22,966 for the loss on the sale of available-for-sale marketable equity securities and a $23,500 loss on impairment of non-marketable securities with no comparable amount in 2012.

For the three months ended July 31, 2013, we had a $4,251 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $521,599. For the three months ended July 31, 2012, we had an $85,625 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $84,091.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity and we had $30,316 of cash at July 31, 2013. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

Recently, it was necessary for us to dispose of some of our available-for-sale marketable equity securities to meet our operational needs. In the future, we may be forced to continue to dispose of these securities if we ever become short of cash. Any such dispositions may have to be made at inopportune times.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls. The material weakness identified resulted in several adjustments to the Company’s July 31, 2013 Financial Statements primarily related to stock issued for consulting services and accruals.

The Company plans to hire a full time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its business plan.

Changes in Internal Control Over Financial Reporting. No change in our Company’s internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we sold the following unregistered securities:

Securities issued pursuant to private offering

Date	Security
May 2013	Common stock – 500,000 shares in exchange for $50,000.

The securities were offered and sold only to persons who are not “U.S. Persons.” No underwriters were utilized and we relied on Regulation S of the Securities Act of 1933, as amended.

Securities issued for consulting services

Date	Security
June 1, 2013	Common stock – 2,125,000 shares valued at $0.19 per share.

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

March 11, 2014	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2013

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)	F-3

STATEMENTS OF CASH FLOWS (Unaudited)	F-4

NOTES TO FINANCIAL STATEMENTS (Unaudited)	F-5 – F-16

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,316	$14,853
Available-for-sale marketable equity securities	80,550	203,339
Prepaid expenses	829	1,076
TOTAL CURRENT ASSETS	111,695	219,268

LONG-TERM ASSETS
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	1,100

TOTAL ASSETS	$112,795	$220,368

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$400,817	$415,991
Accrued expenses	219,066	214,096
State income taxes payable	114,154	115,654
Notes payable	70,100	70,100
Notes payable, related parties	140,802	168,379
Accrued payroll and payroll taxes	130,927	135,013
Accrued interest	109,095	107,883
Accrued interest, related parties	103,457	101,066

TOTAL CURRENT LIABILITIES	1,288,418	1,328,182

CONTINGENCIES (NOTE 8)

STOCKHOLDERS DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized; 25,312,426 and 15,487,426 issued and outstanding at July 31, 2013 and April 30, 2013, respectively	25,312	15,487
Common stock issuable, zero and 7,200,000 shares at July 31, 2013 and April 30, 2013, respectively	—	7,200
Additional paid-in capital	9,398,936	8,947,811
Accumulated deficiency	(10,628,962)	(10,111,654)
Accumulated other comprehensive income	29,091	33,342

TOTAL STOCKHOLDERS DEFICIENCY	(1,175,623)	(1,107,814)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$112,795	$220,368

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the
	Three Months Ended
	July 31,
	2013	2012

Revenue
Management services	$25,000	$40,627
Total Revenue	25,000	40,627

Operating Expenses
Salaries and wages	12,746	12,525
Professional fees	425,960	5,976
Insurance	6,000	6,709
General and administrative	29,811	8,690
Total Operating Expenses	474,517	33,900

Operating Income (Loss)	(449,517)	6,727

Other Income (Expense)
Interest Expense	(3,604)	(5,193)
Miscellaneous expense	(11,251)	—
Tax penalties and interest	(6,470)	—
Loss on impairment of non-marketable securities	(23,500)	—
Loss on sale of available-for-sale marketable equity securities	(22,966)	—
Total Other Income (Expense)	(67,791)	(5,193)

Net Income (Loss)	(517,308)	1,534

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	(4,251)	(85,625)

Total Comprehensive Loss	$(521,559)	$(84,091)

Basic and Diluted Net Income (Loss) Per Share	$(0.02)	$0.00

Weighted Average Shares - Basic and Diluted	24,540,959	13,287,426

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the
	Three Months Ended
	July 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(517,308)	$1,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of available-for-sale marketable equity securities	22,966	—
Loss on impairment of non-marketable equity securities	23,500	—
Share based compensation expense	403,750	—
(Increase) decrease in assets and liabilities:
Prepaid expenses	247	(732)
Accounts payable	(15,174)	3,492
Accrued expenses	4,970	(2,000)
Current income taxes - state	(1,500)	—
Accrued payroll and payroll taxes	(4,086)	—
Accrued interest	1,212	5,194
Accrued interest, related parties	2,391	—
Net cash provided by (used in) operating activities	(79,032)	7,488

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	95,572	—
Purchase of non-marketable securities	(23,500)	—
Net cash provided by investing activities	72,072	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from shareholder	—	—
Repayment of debt	—	—
Issuance of common stock for cash from private placement, net of fees	50,000	—
Repayment of promissory note - related parties	(27,577)	(7,500)
Net cash provided by (used in) financing activities	22,423	(7,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,463	(12)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,853	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$30,316	$9,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$3,000	$2,000
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available-for-sale marketable equity securities	$(4,251)	$(85,625)

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $517,308 and $79,032 respectively, for the three months ended July 31, 2013. Additionally, at July 31, 2013, the Company has minimal cash and has a working capital deficit of $1,176,723, an accumulated deficiency of $10,628,962 and a stockholders’ deficiency of $1,175,623, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at July 31, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has been selling certain available-for-sale marketable equity securities to meet current obligations. Additionally, the Company is in the process of discussing financing scenarios with several groups relating to assisting with the financial requirements to implement the business strategy and business plan.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of certain available-for-sale marketable equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the Securities and Exchange Commission on March 10, 2014. The interim operating results for the three months ending July 31, 2013 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the fair market value is not readily determinable and the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 325-20 “Cost Method Investments”. Non-marketable securities where the Company owns greater than 20% of the investee are accounted for pursuant to ASC topic 323-10 “Investments - Equity Method and Joint Ventures”. Non-marketable securities for investments in joint ventures are accounted for pursuant to ASC topic 323-30 “Partnerships, Joint Ventures, Limited Liability Entities”

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $23,500 and zero impairment charges for securities during the three months ended July 31, 2013 and 2012, respectively.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2013 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for greater than 90% of our revenue for the three months ended July 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

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

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the three months ended July 31, 2013 and 2012, respectively.

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

AS OF JULY 31, 2013

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

AS OF JULY 31, 2013

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

Other new pronouncements issued but not yet effective until after July 31, 2013 are not expected to have a significant effect on the Company’s financial position or results of operations.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

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

Available-for-sale marketable equity securities consisted of the following at July 31, 2013:

	July 31, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$143,709	$22,466	$85,625	$80,550

Total current securities	$143,709	$22,466	$85,625	$80,550

Total available-for-sale securities	$143,709	$22,466	$85,625	$80,550

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

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

For the three months ended July 31, 2013 and 2012, proceeds from the sales of available-for-sale marketable equity securities were $95,572 and zero, gross realized losses on those sales were $22,966 and zero and there were no gross realized gains. At July 31, 2013, there is a $29,091 net unrealized holding gain on available-for-sale marketable equity securities as compared to a $33,342 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2013. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost.

For the three months ended July 31, 2013 and 2012, the Company recognized $23,500 and zero for the impairment of non-marketable equity securities, respectively.

At July 31, 2013, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	July 31, 2013	(Level 1)	(Level 2)	(Level 3)
Investments
Available-for-sale marketable equity securities	$80,550	$80,550	$—	$—
Non-marketable equity securities, at cost	—	—	—	—

Total Investments in securities	$80,550	$80,550	$—	$—

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following:

	July 31, 2013	April 30, 2013

Notes payable
Promissory notes payable. Principal due payable on demand.	$8,000	$8,000

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand.	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010	10,000	10,000

Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	2,100

Total Notes payable	$70,100	$70,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand.	$140,802	$168,379

Total Notes payable, related party	$140,802	$168,379

NOTE 5 – STOCK BASED COMPENSATION

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

During the three months ending July 31. 2013 and 2012, there was no share-based compensation expense and as of July 31, 2013, there was no unrecognized compensation expense related to non-vested market-based share awards.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2013	200,000	$0.20	5.57	$-0-

No activity for this period

Outstanding, July 31, 2013	200,000	$0.20	5.57	$-0-

Exercisable, July 31, 2013	200,000	$0.20	5.57	$-0-

NOTE 6 – CAPITAL SHARE TRANSACTIONS

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

AS OF JULY 31, 2013

NOTE 6 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

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

On July 23, 2013, the Company and New Bastion agreed to renegotiate and modify the revised framework and finalize the business transaction as follows: 1) no further cash consideration will be paid by the Company to New Bastion, 2) the $305,000 of cash consideration previously paid by the Company ($312,000 less $7,000 of expenses) will be exchanged for 50,000 shares of New Bastion common stock, representing approximately 6.35% of the outstanding shares of NBR common stock and 3) the previously 5,000,000 shares and the 15,000,000 contingently returnable shares to New Bastion will be cancelled and returned to the Company.

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 23, 2013, the offering’s termination date, the Company received subscriptions of 6,200,000 shares of common stock for $502,000 of proceeds, net of $118,000 of selling expenses and commissions. This amount included 500,000 shares of common stock for $50,000 of gross proceeds received during the three months ended July 31, 2013. The securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

On June 1, 2013, the Company privately issued 2,125,000 shares of its restricted common stock, in exchange for services performed by ten consultants for the Company. The shares were valued at the quoted trade price of $0.19 per share on the grant date resulting in an expense of $403,750.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $140,802 and $168,379 at July 31, 2013 and April 30, 2013, respectively (See Note 5 – Notes Payable).

NOTE 8 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2013.

Unpaid Taxes and Penalties

At July 31, 2013, the Company owed the State of Delaware approximately $114,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $219,000. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at July 31, 2013. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2013

NOTE 9 – SUBSEQUENT EVENTS

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

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the three months ended July 31, 2013 and 2012, respectively:

Three Months Ended July 31, 2013

Unrealized
Gains and
Losses on
Available-For
Sale
Securities
Balance at April 30, 2013	$33,342

Other comprehensive loss before reclassifications	(4,251)
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive income	(4,251)

Balance at July 31, 2013	$29,091

Three Months Ended July 31, 2012

Unrealized
Gains and
Losses on
Available-For
Sale
Securities
Balance at April 30, 2012	$51,150

Other comprehensive loss before reclassifications	(85,625)
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive loss	(85,625)

Balance at July 31, 2012	$(34,475)