Form 10-Q
period 2013-10-31
Universal Capital Management, Inc.
filed 2014-03-11
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $942,025 and $127,964 respectively, for the six months ended October 31, 2013. Additionally, at October 31, 2013, the Company has minimal cash and has a working capital deficit of $1,220,701, an accumulated deficiency of $11,053,679 and a stockholders’ deficiency of $1,219,601, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at October 31, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has been selling certain available-for-sale marketable equity securities to meet current obligations. Additionally, the Company is in the process of discussing financing scenarios with several groups relating to assisting with the financial requirements to implement the business strategy and business plan.

Results of Operations

Three months ending October 31, 2013, compared to the three months ended October 31, 2012

For the three months ended October 31, 2013, we had no revenue as compared to management services revenue of $2,383 for the three months ended October 31, 2012. All of our revenue was comprised of management services.

Total operating expenses for the three months ended October 31, 2013 were $405,642 as compared to total operating expenses for the three months ended October 31, 2012 of $382,392. The increase was primarily from an increase in professional fees related to accounting and legal related to filing of past due regulatory filings.

Other expense for the three months ended October 31, 2013 was $19,075 as compared to $46,146 for the three months ended October 31, 2012. The 2012 amount consisted primarily of $34,845 for the loss on the sale of available-for-sale marketable equity securities with no comparable amount in 2013.

We had a net loss of $424,717 and $426,155 for the three months ended October 31, 2013 and 2012, respectively.

For the three months ended October 31, 2013, we had a $30,739 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $393,978. For the three months ended October 31, 2012, we had a $90,676 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $335,479.

Six months ending October 31, 2013, compared to the six months ended October 31, 2012

For the six months ended October 31, 2013, we had $25,000 of revenue as compared to revenue of $43,010 for the six months ended October 31, 2012. All of our revenue was comprised of management services provided to affiliates.

Total operating expenses for the six months ended October 31, 2013 were $880,159 as compared to total operating expenses for the six months ended October 31, 2012 of $416,292. The increase from 2012 to 2013 was primarily from an increase in professional fees related to $753,750 of share based compensation expense for common stock issued to consultants compared to $364,000 for the comparable period in 2012.

Other expense for the six months ended October 31, 2013 was $86,866 as compared to $51,339 for the six months ended October 31, 2012. The 2013 amount consisted primarily of a $30,035 increase for the loss on the sale of available-for-sale marketable equity securities as compared to 2012.

As a result of the above items, we had a net loss of $942,025 and $424,621 for the six months ended October 31, 2013 and 2012, respectively in 2013.

For the six months ended October 31, 2013, we had a $26,488 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $915,537. For the six months ended October 31, 2012, we had a $5,051 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $419,570.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity and we had $2,352 of cash at October 31, 2013. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls. The material weakness identified resulted in several adjustments to the Company’s October 31, 2013 Financial Statements primarily related to stock issued for consulting services and accruals.

The Company plans to hire a full time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its business plan.

Changes in Internal Control Over Financial Reporting. No change in our Company’s internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we sold the following unregistered securities:

Securities issued for consulting services

Date	Security
September 9, 2013	Common stock – 3,000,000 shares valued at $0.07 per share
September 10, 2013	Common stock – 2,000,000 shares valued at $0.07 per share

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
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

March 11, 2014	By:	/s/ Michael D. Queen
Michael D. Queen, Principal Executive Officer and Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2013

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)	F-3

STATEMENTS OF CASH FLOWS (Unaudited)	F-4

NOTES TO FINANCIAL STATEMENTS (Unaudited)	F-5 – F-16

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,352	$14,853
Available-for-sale marketable equity securities	72,158	203,339
Prepaid expenses	580	1,076
TOTAL CURRENT ASSETS	75,090	219,268

LONG-TERM ASSETS
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	1,100

TOTAL ASSETS	$76,190	$220,368

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$408,641	$415,991
Accrued expenses	224,262	214,096
State income taxes payable	112,654	115,654
Notes payable	70,100	70,100
Notes payable, related parties	133,302	168,379
Accrued payroll and payroll taxes	130,927	135,013
Accrued interest	110,309	107,883
Accrued interest, related parties	105,596	101,066

TOTAL CURRENT LIABILITIES	1,295,791	1,328,182

CONTINGENCIES (NOTE 8)

STOCKHOLDERS DEFICIENCY
Common stock, $0.001 par value, 60,000,000 shares authorized; 30,312,426 and 15,487,426 issued and outstanding at October 31, 2013 and April 30, 2013, respectively	30,312	15,487
Common stock issuable, zero and 7,200,000 shares at October 31, 2013 and April 30, 2013, respectively	—	7,200
Additional paid-in capital	9,743,936	8,947,811
Accumulated deficiency	(11,053,679)	(10,111,654)
Accumulated other comprehensive income	59,830	33,342

TOTAL STOCKHOLDERS DEFICIENCY	(1,219,601)	(1,107,814)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY	$76,190	$220,368

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Revenue
Management services	$—	$2,383	$25,000	$43,010
Total Revenue	—	2,383	25,000	43,010

Operating Expenses
Salaries and wages	2,478		15,224	12,525
Professional fees	391,124	366,415	817,084	372,391
Insurance	5,251	7,176	11,251	13,885
General and administrative	6,789	8,801	36,600	17,491
Total Operating Expenses	405,642	382,392	880,159	416,292

Operating Loss	(405,642)	(380,009)	(855,159)	(373,282)

Other Income (Expense)
Interest Expense	(3,351)	(15,510)	(6,955)	(20,703)
Miscellaneous Income (Expense)	1,635	7,802	(9,616)	7,802
Tax penalties and interest	(6,696)	—	(13,166)	—
Loss on impairment of non-marketable securities	—	(34,845)	(23,500)	(34,845)
Loss on sale of available-for-sale marketable equity securities	(10,663)	(3,593)	(33,629)	(3,593)
Total Other Income (Expense)	(19,075)	(46,146)	(86,866)	(51,339)

Net Loss	(424,717)	(426,155)	(942,025)	(424,621)

Comprehensive Loss
Unrealized gain on available-for-sale marketable equity securities	30,739	90,676	26,488	5,051

Total Comprehensive Loss	$(393,978)	$(335,479)	$(915,537)	$(419,570)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)	$(0.04)	$(0.03)

Weighted Average Shares - Basic and Diluted	26,486,339	16,329,817	25,513,649	14,808,622

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	October 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(942,025)	$(424,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of available-for-sale marketable equity securities	33,629	3,593
Loss on impairment of non-marketable equity securities	23,500	34,845
Share based compensation expense	753,750	364,000
(Increase) decrease in assets and liabilities:
Prepaid expenses	496	562
Accounts payable	(7,350)	8,679
Accrued expenses	10,166	8,073
State income tax payable	(3,000)	—
Accrued payroll and payroll taxes	(4,086)	—
Accrued interest	2,426	—
Accrued interest, related parties	4,530	10,632
Net cash provided by (used in) operating activities	(127,964)	5,763

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	124,040	14,884
Purchase of non-marketable securities	(23,500)	(15,000)
Net cash provided by (used in) investing activities	100,540	(116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advances from shareholder	—	(7,000)
Issuance of note payable for purchase of investments	—	15,000
Issuance of common stock for cash from private placement, net of fees	50,000	—
Repayment of promissory note - related parties	(35,077)	(5,595)
Net cash provided by financing activities	14,923	2,405

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,501)	8,052
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	14,853	9,435
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,352	$17,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$6,000	$2,000
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$26,488	$5,051

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern.  As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $942,025 and $127,964 respectively, for the six months ended October 31, 2013. Additionally, at October 31, 2013, the Company has minimal cash and has a working capital deficit of $1,220,701, an accumulated deficiency of $11,053,679 and a stockholders’ deficiency of $1,219,601, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at October 31, 2013, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated.  Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the Securities and Exchange Commission on March 10, 2014. The interim operating results for the six months ending October 31, 2013 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the fair market value is not readily determinable and the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 325-20 “Cost Method Investments”. Non-marketable securities where the Company owns greater than 20% of the investee are accounted for pursuant to ASC topic 323-10 “Investments - Equity Method and Joint Ventures”. Non-marketable securities for investments in joint ventures are accounted for pursuant to ASC topic 323-30 “Partnerships, Joint Ventures, Limited Liability Entities”

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded $23,500 and $34,845 of impairment charges for securities during the six months ended October 31, 2013 and 2012, respectively.

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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of six months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2013 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for greater than 90% of our revenue for the six months ended October 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the six months ended October 31, 2013 and 2012, respectively.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

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

Other new pronouncements issued but not yet effective until after October 31, 2013 are not expected to have a significant effect on the Company’s financial position or results of operations.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

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

Available-for-sale marketable equity securities consisted of the following at October 31, 2013:

	October 31, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$12,328	$145,455	$85,625	$72,158

Total current securities	$12,328	$145,455	$85,625	$72,158

Total available-for-sale securities	$12,328	$145,455	$85,625	$72,158

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

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

For the six months ended October 31, 2013 and 2012, proceeds from the sales of available-for-sale marketable equity securities were $124,040 and $14,884, gross realized losses on those sales were $33,629 and $3,593 and there were no gross realized gains. At October 31, 2013, there is a $59,830 net unrealized holding gain on available-for-sale marketable equity securities as compared to a $33,342 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2013. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost.

For the six months ended October 31, 2013 and 2012, the Company recognized $23,500 and $34,845 for the impairment of non-marketable equity securities, respectively.

At October 31, 2013, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Fair Value	Active Markets for	Observable	Unobservable
	October 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Investments
Available-for-sale marketable equity securities	$72,158	$72,158	$—	$—
Non-marketable equity securities, at cost	—	—	—	—

Total Investments in securities	$72,158	$72,158	$—	$—

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following:

	October 31, 2013	April 30, 2013

Notes payable
Promissory notes payable. Principal due payable on demand.	$8,000	$8,000

Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	2,100	2,100

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand.	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due September 30, 2010	10,000	10,000

Total Notes payable	$70,100	$70,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand.	$133,302	$168,379

Total Notes payable, related party	$133,302	$168,379

NOTE 5 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and which reserved 2,000,000 shares of our common stock for such persons pursuant to that plan. As of October 31, 2013, 1,000,000 are available for issuance.

The Plan has a term of 10 years and no Option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the Award Agreement. If for any reason other than death or disability, an Optionee of the Plan who at time of the grant of an Option under the Plan was an Employee ceases to be an Employee (such event being called a “Termination”), Options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within six months of the date of such Termination; provided, however, that if such exercise of the Option would result in liability for the Optionee under Section 16(b) of the Securities Exchange Act of 1934, then such six-month period automatically shall be extended until the tenth day following the last date upon which Optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option).

During the six months ending October 31. 2013 and 2012, there was no share-based compensation expense and as of October 31, 2013, there was no unrecognized compensation expense related to non-vested market-based share awards.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option activity of the Company since April 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2013	200,000	$0.20	5.32	$-0-

No activity for this period

Outstanding, October 31, 2013	200,000	$0.20	5.32	$-0-

Exercisable, October 31, 2013	200,000	$0.20	5.32	$-0-

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

AS OF OCTOBER 31, 2013

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

Effective September 10, 2012, the Company commenced a private offering of up to 7,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 100,000 shares of common stock at an offering price of $10,000 per Unit or $0.10 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 23, 2013, the offering’s termination date, the Company received subscriptions of 6,200,000 shares of common stock for $502,000 of proceeds, net of $118,000 of selling expenses and commissions. This amount included 500,000 shares of common stock for $50,000 of gross proceeds received during the six months ended October 31, 2013. The securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $133,302 and $168,379 at October 31, 2013 and April 30, 2013.

NOTE 8 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of October 31, 2013.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF OCTOBER 31, 2013

NOTE 8 – CONTINGENCIES (CONTINUED)

Unpaid Taxes and Penalties

At October 31, 2013, the Company owed the State of Delaware approximately $113,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $224,000. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at October 31, 2013. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the six months ended October 31, 2013 and 2012, respectively:

Six Months Ended October 31, 2013

Unrealized
Gains and
Losses on
Available-For
Sale
Securities
Balance at April 30, 2013	$33,342

Other comprehensive loss before reclassifications	26,488
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive income	26,488

Balance at October 31, 2013	$59,830

Six Months Ended October 31, 2012

Unrealized
Gains and
Losses on
Available-For
Sale
Securities
Balance at April 30, 2012	$51,150

Other comprehensive income before reclassifications	5,051
Amounts reclassified from accumulated other comprehensive income	—

Net current period other comprehensive income	5,051

Balance at October 31, 2012	$56,201