Form 10-K
period 2014-04-30
Universal Capital Management, Inc.
filed 2014-08-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Registrant’s telephone number, including area code: (774) 213-1995

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

The number of shares of the registrant’s common stock issued and outstanding as of August 12, 2014 was 38,700,001.

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

Background History

Universal Capital Management, Inc. (the “Company”, “we”, “us”, “our”) was formed as a Delaware corporation on August 16, 2004 as a closed-end, non-diversified management investment company that had originally elected to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”).  In early 2010, we launched our first product under our new venture into the direct response.  Upon the launch of this new venture, we subsequently ceased all of our operations as a business development company late in 2010, with the last of our management contracts expiring in December 2010.

During the period covered by this report, our business was to identify, advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold. We did not manufacture any of our products. As of the date of this report we, in connection with these business operations, have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

On June 5, 2014, our Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a one-for-five (1:5) reverse split of its common stock; (ii) fix the number of authorized shares of common stock after the Reverse Split at one hundred and fifty million (150,000,000) shares of common stock; and (iii) authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share (the “Preferred Stock”), to be issued in series, and all properties of such Preferred Stock to be determined by the Company’s Board.

New Business Plan Acquired - Major League Football

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB”).

Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, pursuant to the terms of the Asset Purchase Agreement, (i) our Company’s Board of Directors was expanded to two persons, and Thomas J. Marino, Major League Football, LLC’s founder, was appointed as a member of the Board of Directors; (ii) Michael D. Queen resigned as the President and Chief Executive Officer and the following new management team was appointed:

•

Thomas Marino, Executive Chairman of the Board

•

Wesley Chandler, President; Secretary

•

Rick Smith, Chief Operating Officer

•

Michael Queen, Executive Vice President of Finance

•

Ivory Sully, Vice President - Licensing;

and (iii) a number of league consultants were also retained by our Company.

We are seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league.  Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

The Game - The Fastest Game on Turf

Major League Football intends to create the “The Fastest Game on Turf.” While other football leagues play roughly twelve minutes of time in every sixty-minute game (with the clock moving and no action on the field, so much football is missed), MLFB will increase actual on-field game action. Our introduction of a shorter play clock between snaps will make the game much faster on the field. Additionally, we will introduce a more “athletic” game by assigning specific athletic attributes to certain positions (i.e. a lighter more athletic lineman), which will offer a more athletic game for the fans.

MLFB intends to feature a 9-man kickoff and kickoff return teams creating more opportunities for big plays and reducing player injuries. In our league, the ground can cause a fumble. Hash marks will be widened to increase difficulty on shorter field goals, and field goals made from 50 yards or greater will count as 4 points. MLFB is overhauling some of the elements that slow the game down.

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, dominant independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

•

centralized contracting for player’s services that results in controlled player payrolls without violating antitrust laws;

•

greater parity among teams;

•

focus on the bottom line; and

•

controlled costs.

Management believes that this structure will also promote efficiency by depoliticizing decisions on league policies and allowing decisions to be made with consistency and in a timely fashion.  Economies of scale will be achieved through centralizing contract negotiations and handling business affairs in the league office to ensure that individual teams are unified in their decision-making. Further, under this structure, we expect teams will operate in the best interest of the league.

MLFB Market Opportunity

Major League Football intends to establish a brand that is fan-friendly, exciting, affordable and interactive, but most importantly provides consumers real value for their sports dollars. MLFB will underscore the fans’ access to team members, coaches, league officials and other fans. Although Major League Football’s ticket pricing will be a fraction to that of the established professional leagues (NBA, MLB, NHL and NFL), its’ ultimate goal will be to offer its’ fans an incomparable value-added experience for their entertainment dollar.

Major League Football additionally, as a result carefully crafted study, will not locate franchises in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity.  By positioning franchises in prime emerging and under-represented markets throughout the contiguous 48 states (including potentially placing franchises in the top two metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by throughout the US, many of whom are already experiencing post Super Bowl withdrawal.  Lastly, although Major League Football’s long range vision is to maintain a positive working relationship with the NFL, its’ ultimate intent is to function as an independent, stand-alone entity that captures sports content need during off season.

Major League Football intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums, many of which have only emerged during the past five years. Specifically, Major League Football intends to develop a far-reaching Internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones.

Major League Football also intends to create an interactive website that includes a social networking aspect, podcasts, live video, and more. Along with this new media strategy, cross promotions will also be an important part of the MLFB’s marketing strategy. Major League Football plans to work with businesses involved in video, television, print media and the Internet to promote its business. We believe that the cumulative effect of this marketing plan will help it achieve its early objectives, which include the following:

•

Establish itself as a recognized professional football league

•

Build a base of franchises and fans that is broad enough to sustain business over the critical first five years of operation

•

Generate enough revenue to expand its operations in years three through six

•

Build successful franchises located in regions where there are no existing MLB franchises

•

Adopt a spring schedule to avoid competing with professional, collegiate and prep football

•

Provide Year-round cash flow from multi-functioning revenue streams

•

Build a positive image for the League through year-round community relations campaigns

Professional Sports Market

Professional sports comprises one of the largest industries within the United States today. It is a $422 billion dollar industry that is four times larger than the auto industry and ten times greater than the film industry.  Spectator sports have continued to grow over the last several decades and in 2012 the personal consumption of professional sports reached $25.4 billion.  Upon closer inspection it becomes clearly evident that professional football is far and away the leader in this prestigious space.

Major League Football recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, its defined objective is to position itself as an independent, non-adversarial football league. Major League Football believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues.

Major League Football will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•

Average ticket prices targeted at approximately one fourth the prices of NFL, NBA, NHL & MLB tickets

•

Our Tagline will be “The Fastest Game on Turf.” Major League Football will deliver a faster paced game & more sustained action

•

Year-round cash flow derived from multiple revenue streams utilizing new technologies that didn’t exist as recently as five years ago

•

A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans

•

The most interactive, informative website in professional sports using cutting edge technologies that help preserve fan loyalty

•

Proven executive staff members with considerable practical experience in professional football

•

Player and coaching costs projected at 65-80% less than those of the NFL NBA, NHL or MLB

Initially, Major League Football franchises will operate in either existing collegiate or municipal stadiums during the under-represented spring and early summer season, 19 of which are among the top fifty (50) of the Nations (366) statistical market regions. Over the past decade, only one of the proposed Major League Football franchise cities (Memphis) showed a drop in population while during the same period of time, five of the current NFL franchise cities (Pittsburgh, Cleveland, Detroit, Buffalo and New Orleans) showed significant negative change.

Franchising

Major League Football believes that when selling a “turn-key” fully operating franchise in these same regions as discussed above, that there will be a natural attraction for the same type of ownership advancement. Offering a turn-key franchise will enhance its value and open up an opportunity to more investors to become involved with the league.  This will give extra value to each city involved and be a strong source of profit for Major League Football.  Among other considerations, a requirement to find a place for their team to play, strike a stadium lease agreement, hire a staff to run daily operations, and secure the athletes who can make their club a winner on the field and at the gate. Major League Football will help promote this by allowing direct fan interaction with its players, coaches and respective franchises using some of the latest technology advancements in social media that didn’t exist even a short 5 years ago.

Major League Football also believes that its own business model and long range vision possesses many innovations that will not only be viewed in a positive light by NFL owners and league officials, but will also lend itself’ to the potential of establishing a strong working relationship with our venture by positioning ourselves in a 100% non-adversarial position to the established NFL.

Audience

Major league Football believes that today’s market demands a controlled deliverable to a targeted demographic viewing audience as well as controlled advertising deliverables to specific targeted demographic audiences as well. Other sports attract audiences that are only a fraction of that number, in producing the sponsor and advertiser concerns. Therefore, retaining the mass appeal needed to attract such an audience is an over-arching consideration that shapes much of what we do and what concerns us.

We believe our largest competitive advantage on television will be that our product will be offered only one day of the week, through a broad array of regional telecasts, with key matchups of national interest featured as late games on Sunday afternoon and Sunday evening. We believe that scheduling and broadcasting our games only one day a week will prevent potential fragmentation of our audience and commoditization our product.

Integration of Television and Media

Major League Football will seek television distribution for its game programming through multiple avenues - over-the-air television, cable television, internet video interface and mobile devices. Support programming is going to take on a great deal of importance as well. And part of that will be programming for the sports betting enthusiast. Toward that end, we will have a steady stream of shows devoted to handicapping, featuring experts who will discuss the games from a point spread perspective. After all, such subjects are news matter, and they will be presented for the benefit of all viewers, including those who may be taking advantage of legal betting as well as the fantasy betting option.

Major League Football is developing an innovative plan to bring a new “dimension” to its game, and establish a presence during the offseason. Major League Football “Virtual” will be based on the animated or “virtual” games that are found via EA Sports or similar developers. Naturally, MLFB will develop software for consumer use that won’t differ much from the “Madden” games that are wildly popular on the market, having sold over 70 million copies (generating over $2 billion in revenue) since first hitting the shelves. This also affords the league the opportunity to expand its horizons, with “franchises” that can be located outside of North America. Through this virtual structure, we anticipate the league will generate income in the interim between the commencement of operations and the actual on-field kickoff. Major League Football can introduce the technology and field virtual teams before even signing a player, by enlisting agreements with retired NFL players individually, or through an arrangement with an organization such as Gridiron Greats, a 501(c)(3) non-profit that provides financial assistance and social services to ex-NFL players in need. In effect, these will be “pro football legends” teams that compete for Major League Football Virtual and many of the names will be familiar to most football fans.

Merchandising & Licensing Overview

Major league Football will promote a league wide approach to providing greater value for the fan while extending the League Brand and creating more profit for each team. Major league Football has developed a fully outsourced program with APC (Altitude Profit Consulting) Merchandising called “TrueFan” that models our belief that every fan is entitled to a total entertainment experience at an affordable cost for all members of the family from the time they arrive at the arena to the time they depart.  We believe that every fan should receive the very best in competitive football, entertainment, merchandise, food and beverage for their purchasing power. The “TrueFan” is the development of a line of retail products designed specifically to appeal to the core demographics of the league’s price sensitive fan.

The main benefits of the program are:

•

Fans will find quality items at more favorable price points

•

Teams will gain more profit on each item, and stop tying up money on inventory they can’t properly sell through

•

More fans will be wearing and supporting the team and league branded merchandise, which is the number one way to brand outside the stadium.

We also intend to develop private label products where we will feature products that are core fan favorites (hats, shirts, popular novelties and gifts, etc.) all manufactured at the highest level, and priced far below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre-ticketed and priced.

Competition

We face significant competition within the professional sports league market and in order to attract fans and market league-related merchandise and other products and services offered by the Company and the League, we must successfully compete with 32 existing NFL teams, 9 from the Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high schools and collegiate institutions. Additionally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

Our Offices and Employees

Our offices are located at 2601 Annand Drive, Suite 16, Wilmington, DE 19808. Our Internet website is located at: www.majorleaguefootball-mlf.com. We believe this office space is adequate to serve our present needs.

Our Company currently has 10 full-time employees. As needed, the Company will also engage additional employees, consultants and/or independent contractors which it believes are necessary or appropriate to carry out its operations. The Company’s goal is to keep its corporate structure simple and small, so as to allow for quick decision making, control, and low operating budgets.

Government Regulation

We anticipate that our business operations as Major League Football will be subject to minimal government regulation.

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

As of April 30, 2014, we had cash resources of $1,369 and for the year ended April 30, 2014, we had revenues of $25,000, all of which were received in the form of management services provided to affiliate clients under our previous business operations. Consequently, we have been required either to sell new shares of our common stock or available-for-sale marketable equity securities to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

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

As reflected in the accompanying financial statements, the Company had a net loss of $667,236 for the year ended April 30, 2014. Additionally, at April 30, 2014, the Company has minimal cash and has a working capital deficit of $895,436, an accumulated deficiency of $10,778,890 and a stockholders’ deficiency of $894,336, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2014, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable under our new business structure as Major League Football is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Our Company intends on financing its future development activities and its working capital needs largely from the sale of debt and public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•

Establish Major League Football as a viable sports league;

•

Establish product sales and marketing capabilities;

•

Establish and maintain markets for our league and potential products;

•

Identify, attract, retain and motivate qualified personnel; and

•

Maintain our reputation and build trust with fans;

If we fail to effectively manage our growth, and effectively develop the MLFB sports league, our business will be harmed.

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at developing our business plan and developing potential related products. The building of a sports league requires effective planning and management. In order to effectively manage growth, we must:

•

Continue to develop an effective planning and management process to implement our business strategy;

•

Hire, train and integrate new personnel in all areas of our business; and

•

Increase capital investments

We cannot assure you that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

Our plan to develop relationships with strategic partners may not be successful.

Part of our business strategy is to maintain and develop strategic relationships with various third parties, such as broadcast networks and sports arenas. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. If we are unsuccessful in our collaborative efforts, our ability to develop and market our league could be severely limited.

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations.

Our Company requires significant amounts of additional capital to launch its Major League Football operations. Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations.

We intend to seek additional funding through public or private financings, including debt and equity financings. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy our requisite capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

We have generated no sales to date and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•

Fluctuating demand for our potential products;

•

Announcements or implementation by our competitors of new products;

•

Amount and timing of our costs related to our marketing efforts or other initiatives;

•

Timing and amounts relating to the expansion of our operations;

•

Our ability to enter into, renegotiate or renew key agreements;

•

Timing and amounts relating to the expansion of our operations; or

•

Economic conditions specific to our industry, as well as general economic conditions.

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to make significant operating and capital expenditures in connection with the development of our plan of business. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

Our Company has no operating history under its new Major League Football business structure.

Our Company’s new principal operations will comprised of the Major League Football operations. We have just commenced operations under this structure and we are subject to risks and difficulties frequently encountered by early-stage companies such as our Company. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, and a new sports league, along with developing new products and services. We may not be successful in addressing some or all of those risks, in which case there could be a material negative effect on our business and the value of the Company’s common stock that could also cause our Company to reduce, curtail or cease operations. Our Company may never become profitable if revenue growth is lower and operating expenses are higher than anticipated.

As a result of our limited operating history, we may not be able to estimate correctly our future operating expenses and anticipated revenue sources, which could lead to cash shortfalls.

We have a limited operating history as Major League Football, and as a result our historical financial and other operating data may be of limited value in estimating future operating revenue, revenue sources and expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue and future revenue sources. The amount and sources of these revenues will depend on the success of the League, its teams, our marketing efforts, our ability to secure new sponsorships, our perception by fans and the general public and other factors that are difficult to forecast accurately.

We encounter substantial competition from various sources.

We face significant competition within the professional sports league market and in order to attract fans and market league-related merchandise and other products and services offered by the Company and the League, we must successfully compete with 32 existing NFL teams, 9 from the Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high schools and collegiate institutions. Additionally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Thomas Marino as our Executive Chairman of the Board, Wesley Chandler as our President, Rick Smith as our Chief Operating Officer, Michael Queen, as our Executive Vice President of Finance and Ivory Sully as our Vice President – Licensing. The departure of any of these key executives could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit any key-man life insurance on of our key executives.

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

Our common stock trades over-the-counter under the symbol “MLFB,” and it has a limited trading market. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock, your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock.

Our Board of Directors may grant stock options to our employees pursuant to our Company’s Employee Stock Plan. When exercised, these options may have a dilutive effect on existing shareholders.

In accordance with our Company’s 2014 Employee Stock Plan, from time to time our Board of Directors grants options and stock awards to our employees. When options are exercised, net asset value per share will decrease if the net asset value per share at the time of exercise is higher than the exercise price. Alternatively, net asset value per share will increase if the net asset value per share at the time of exercise is lower than the exercise price. Therefore, existing shareholders will be diluted if the net asset value per share at the time of exercise is higher than the exercise price of the options. Even though issuance of shares pursuant to exercises of options increases our Company’s capital, and regardless of whether such issuance results in increases or decreases in net asset value per share, such issuance results in existing shareholders owning a smaller percentage of the shares outstanding.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

From time to time our Company grants options and stock awards to our employees in accordance with our Company’s 2014 Employee Stock Plan. Additionally, our company grants shares or warrants to our consultants and other service providers. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any stock awards or other purposes.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

A material weakness in internal controls may remain undetected for a longer period because of our Company’s exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley.

Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

Shares Eligible for Future Sale May Adversely Affect the Market.

From time to time, certain of the Company’s shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•

The timing of our products and services;

•

Additions or departures of key personnel;

•

Sales of our Company’s common stock;

•

Our Company’s ability to integrate operations, technology, products and services;

•

Our Company’s ability to execute our business plan;

•

Operating results below expectations;

•

Loss of any strategic relationship;

•

Industry developments;

•

Economic and other external factors; and

•

Period-to-period fluctuations in our Company’s financial results.

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Company’s common stock.

Item 2.	Properties.

Our Company leases on a month-to-month basis approximately 1,200 square feet of office space at 2601 Annand Drive, Suite 16, Wilmington, Delaware where we conduct our operations. Monthly rent for the space is $1,500.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the OTCQB under the symbol “MLFB”. Prior to July 23, 2014, our common stock traded under the symbol UCMT.

Market Information

The following table set forth below lists the closing high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. On June 5, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-five (1:5) reverse split of its common stock. The Certificate of Amendment became effective at 5:00 p.m. EST on June 18, 2014. Accordingly, all bid information below has been retroactively adjusted to reflect the amendment to the Certificate of Incorporation for the reverse split.

		High	Low

FY 2014	1st Quarter	$1.40	$0.03
	2nd Quarter	$0.65	$0.50
	3rd Quarter	$0.20	$0.15
	4th Quarter	$0.20	$0.10

FY 2013	1st Quarter	$1.40	$0.40
	2nd Quarter	$2.75	$0.20
	3rd Quarter	$1.75	$1.00
	4th Quarter	$2.05	$0.95

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of August 12, 2014, we have a total of 38,700,001 shares of common stock outstanding, held by approximately 340 record shareholders. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director’s present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	40,000	$ 1.00	280,000
Equity compensation plans not approved by security holders	—	—	—
Total	40,000	$ 1.00	280,000

———————

1.

Reflects our 2006 Equity Incentive Plan for the benefit of our directors, officers, employees and consultants, and we have reserved 400,000 shares of our common stock for such persons pursuant to that plan.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued pursuant to private offering1

Date	Security
May 4, 2013	Common stock – 100,000 shares in exchange for $50,000.

Securities issued for services2

Date	Security
June 1, 2013	Common stock – 425,000 shares valued at $0.95 per share for consulting services.
September 9, 2013	Common stock – 600,000 shares valued at $0.35 per share for consulting services.
September 10, 2013	Common stock – 400,000 shares valued at $0.35 per share for consulting services.

———————

1.

No underwriters were utilized and no commissions or fees were paid with respect to any of these transactions We relied on Regulation S of the Securities Act of 1933, as amended, since the securities in the private offering were offered and sold only to persons who are not “U.S. Persons.”

2.

No underwriters were utilized and no commissions or fees were paid with respect to any of these transactions. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

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

During the period covered by this report, our business was to identify, advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold. We did not manufacture any of our products. As of the date of this report we, in connection with these business operations, have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

On June 5, 2014, our Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a one-for-five (1:5) reverse split of its common stock; (ii) fix the number of authorized shares of common stock after the Reverse Split at one hundred and fifty million (150,000,000) shares of common stock; and (iii) authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share (the “Preferred Stock”), to be issued in series, and all properties of such Preferred Stock to be determined by the Company’s Board.

Accordingly, all share and per share amounts included in this Form 10-K for the years ended April 30, 2014 and 2013, have been retroactively adjusted to the beginning of the period to reflect the amendment to the Articles of Incorporation for the reverse split.

On July 14, 2014 Our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB”).

Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, pursuant to the terms of the Asset Purchase Agreement, (i) our Company’s Board of Directors was expanded to two persons, and Thomas J. Marino, Major League Football, LLC’s founder, was appointed as a member of the Board of Directors; (ii) Michael D. Queen resigned as the President and Chief Executive Officer and the following new management team was appointed:

•

Thomas Marino, Executive Chairman of the Board

•

Wesley Chandler, President; Secretary

•

Rick Smith, Chief Operating Officer

•

Michael Queen, Executive Vice President of Finance

•

Ivory Sully, Vice President - Licensing;

and (iii) a number of league consultants were also retained by our Company.

We are seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Our anticipated launch is the Spring of 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $667,236 for the year ended April 30, 2014. Additionally, at April 30, 2014, the Company has minimal cash and has a working capital deficit of $895,436, an accumulated deficiency of $10,778,890 and a stockholders’ deficiency of $894,336, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2014, the Company does not have sufficient cash resources or current assets to pay its obligations.

 Results of Operations

Year ended April 30, 2014 compared to the year ended April 30, 2013

For the year ended April 30, 2014 we had revenue for services in the amount of $25,000 compared to $53,916 for the year ended April 30, 2013. For 2014 and 2013, all of our revenue was comprised of management services provided to customers.

Total operating expenses for the year ended April 30, 2014 were $951,466, the principal component of which was $861,990 of professional fees. The professional fees included $753,750 of professional fees related to share-based compensation expense. The share-based compensation expense was for 1,425,000 shares of Company common stock subscribed for services provided by consultants and other professionals. By comparison, total operating expenses for the year ended April 30, 2013 were $742,787, the principal component of which was $573,882 of professional fees. The professional fees included $364,000 of professional fees related to share-based compensation expense. The share-based compensation expense was for 740,000 shares of Company common stock subscribed for services provided by consultants and other professionals.

Other Income (Expense) for the year ended April 30, 2014 was $259,230 of income compared to $331,782 of expense for the year ended April 30, 2013. The 2014 amount consisted primarily of $329,191 of miscellaneous income comprised primarily of write offs of certain accounts payable ($113,575), accrued payroll ($130,927) and a note payable ($2,100) all related to the expiration of the Delaware statute of limitations for these transactions. Additionally, the company wrote off $92,050 of accrued interest related to a previous uncertain tax position that has been finalized. The 2013 amount consisted primarily of an expense of $308,345 for the impairment of non-marketable equity securities and a $12,908 expense for a loss on the sale of available-for-sale marketable equity securities.

We had a net loss of $667,236 and $1,020,653 for the years ended April 30, 2014 and 2013, respectively. As a result of the net loss positions, for the years ended April 30, 2014 and 2013, we had no income tax provision, respectively.

For the year ended April 30, 2014, we had a $13,036 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $680,272. For the year ended April 30, 2013, we had a $17,808 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $1,038,461.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the sale of available-for-sale marketable equity securities to obtain liquidity. We had $1,369 of cash at April 30, 2014 and a working capital deficit of $895,436. Consequently, payment of operating expenses will have to come similarly from equity capital to be raised from investors, from the sale of available-for-sale marketable equity securities, from borrowed funds or from the success of our direct response products we are managing. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

Recently, it was necessary for us to dispose of a significant portion of our available-for-sale marketable equity securities to meet our operational needs. In the future, we may be forced to continue to dispose of these securities if it ever becomes short of cash. Any such dispositions may have to be made at inopportune times. Additionally, at April 30, 2014, the Company holds only $20,306 of available-for-sale marketable equity securities, which represents approximately 89% of total assets. As such, if these securities are disposed of in the future, the Company has no other primary assets to meet operational needs.

Critical Accounting Policies

Our Company’s accounting policies are more fully described in Note 1 of Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Item 8.	Financial Statements and Supplementary Data.

See attached Appendix A.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

The material weakness(s) identified are:

Our Company does not have a full time Accounting Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future: (i) our Company IT process should be strengthened as there is no disaster recovery plan, no server, and the company accounting records are maintained through a consultant accountant. The Company should consider the purchase and implementation of a server and proper back-ups off site to ensure that accounting information is safeguarded; and (ii) our Company should take steps to implement a policies and procedures manual.

In order to mitigate the above weaknesses(s), to the fullest extent possible, our Company has engaged a financial consultant with significant accounting and reporting experience to assist our Company in becoming and remaining current with its reporting responsibilities. Additionally, as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above.

Additionally, the Company plans on hiring a fulltime Accounting Controller or Chief Financial Officer when funds are sufficient.

Our Company’s internal control over financial reporting should include policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Thomas J. Marino	66	Executive Chairman of the Board	1 yr./Since July 14, 2014
Wesley Chandler	57	President and Secretary	Since July 14, 2014
Richard Smith	48	Chief Operating Officer	Since July 14, 2014
Michael D. Queen	58	Director, Exec. Vice President- Finance	1 yr./Since 2004
Ivory Sully	57	Vice President - Licensing	Since July 14, 2014

(b) Business experience of directors, executive officers, and significant employees.

Thomas J. Marino. Mr. Marino has served as our Executive Chairman of the Board since July 14, 2014. Prior to that, he has served as the founder and CEO of Major League Football, LLC since July 2009. Mr. Marino has more than 29 years of NFL experience with the Bears, Cowboys, Giants, Saints, and Rams, he is a veteran of three pro football leagues over a 38 year career that includes the NFL, World Football League, United States Football Leagues, and is widely considered in professional circles as one of the top personnel evaluators in professional football history. Mr. Marino was the youngest scout and director of scouting in professional football history and was inducted into the Ourlad’s Professional Football Scouting Hall of Fame in 2004. Mr. Marino’s qualifications to serve on our Company’s Board of Directors include his vast experience in the NFL and other football leagues.

Wesley Chandler. Mr. Chandler has served as our President and Secretary since July 14, 2014. Presently, Mr. Chandler also serves as Lead Football Instructor at Football University and Under Armour since February 2013. Prior to that, from January 2012 to February 2013 he served as the wide receiver football coach at the University of California - Berkley, and from October 2009 to October 2010, he served as the offensive coordinator football coach for the New York Sentinels - United Football League. Mr. Chandler was a two time consensus football and academic All-America selection in 1976 and 1977 at the University of Florida and is widely considered to be one of the top receivers in both collegiate and professional football history with 4 pro bowl selections. He was drafted by the New Orleans Saints as the third overall selection (first round) in the 1978 NFL Draft and has over thirty years of professional playing, coaching and administrative experience. Mr. Chandler is the current NFL record holder in receiving per game (129 in 1982) and was inducted into the San Diego Charger Hall of Fame. Mr. Chandler has coaching experience at every level of play including 7 years in NFL Europe (coach of the Berlin Thunder in 1999), Dallas Cowboys, Minnesota Vikings and Cleveland Browns.

Richard Smith. Mr. Smith has served as our Chief Operating Officer since July 14, 2014. Presently, since March 1996, Mr. Smith also serves as the founder and CEO of Mainframe Communications, Inc. where he plans, develops, and establishes policies of business organization in accordance with broad directives and company charter. Mainframe provides nationwide telecommunications sales, service, integration and installation to Fortune 2000 enterprise accounts with multiple branch locations throughout the nation. In 1998, Mr. Smith was named the MetroSouth Entrepreneur of the Year sponsored by Fleet Bank. Mr. Smith is an Advisory Board Member of NAII, North Atlantic Internet Networks, and he has also served the federal government market and many branches of the US Military including the U.S. Air Force, the Air National Guard, the Navy’s nuclear submarine division and the Marine Corps nationwide recruiting centers.

Michael D. Queen. Mr. Queen has served as our Executive Vice President - Finance since July 14, 2014. Prior to that, since 2004, he served as our Company’s the Chief Executive Officer and since December 2011, he has served as our Principal Financial Officer. He served as our Company’s President from 2004 through February 2009; and as a director of our Company since 2004. Since founding our Company, Mr. Queen has worked with eighteen startup companies. He assisted these companies with their funding and was responsible for helping seven of those companies enter the public marketplace. Mr. Queen is considered an expert in the microcap arena with extensive knowledge of how these markets operate and has been extensively involved in the start-up businesses and initial capitalization plans. Prior to founding our company, Mr. Queen was the President, CEO and a director at Pennexx Foods, Inc., a publicly traded company. From 1994 to 1998, Mr. Queen was the President of Ocean King Enterprises, a start-up specialty food manufacturer. From 1978 to 1999, Mr. Queen was an executive in the supermarket industry serving the greater New York, New Jersey and Delaware region. Mr. Queens’s qualifications to serve on our Company’s Board of Directors include his strong background and skill set which provides the Board of Directors with competence and experience in diverse areas, including corporate governance and board service, finance and management experience.

Ivory Sully. Mr. Sully has served as our Executive Vice President - Finance since July 14, 2014. Since April 2011 to present, Mr. Sully has served as the founder of Sully Executive Services, where he has engaged in independent licensing and contract negotiations for fashion brands; consulting at the executive level for brand extension and corporate development; mentor leadership of operational management and team building; and process analysis and implementation. Also since 2000 to present, Mr. Sully has worked for Pelle Pelle, Inc. where from 2000 to 2010 he served as Vice President of Licensing and International Business and from 2011 to present, where he serves as West Coast Sales Manager. Also, from 2010 to 2011, Mr. Sully served as the Director of Licensing for English Laundry, Inc. In 1979, Mr. Sully was signed as a free agent by the Los Angeles Rams where he was a 1984 Pro Bowl alternate as a special teams player and where he was named the Outstanding Special Teams Player of the Year five times (1979, 1980, 1982, 1983, and 1984). He was a member of the 1979 NFC Champions, Los Angeles Rams and played in Super Bowl XIV. He was a co-captain of the 1981 and 1982 Los Angeles Rams. Mr. Sully played with the Tampa Bay Buccaneers during the 1985 and 1986 seasons and he played with the 1987 Detroit Lions. Mr. Sully is a member of the University of Delaware Sports Hall of Fame.

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

Code of Ethics

The Company has adopted a Code of Ethics that also applies to its principle executive officer and principal financial officer. The text of the Code of Ethics is available on the Company’s website at www.majorleaguefootball-mlf.com. Upon the written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our code of ethics.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended April 30, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year Ending	Salary ($)	Total ($)
(a)	(b)	(c)	(j)
Michael D. Queen(1)	4/30/14	4,086	4,086
	4/30/13	42,920	42,920

———————

(1)

Mr. Queen is a director and was our Chief Executive Officer from 2004 to July 14, 2014 and Principal Financial Officer of our Company from December 2011 to July 14, 2014. He served as the President of our Company from 2004 through February 2009. Effective July 14, 2014, Mr. Queen was named as our Executive Vice President – Finance and executed a four year employment agreement. Mr. Queen shall receive as compensation, among other things, a base salary of $200,000 per year and 3,000,000 shares of restricted common stock, all of which vested immediately on the grant date of July 14, 2014.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718; there were no awards or options granted for the years ended April 30, 2014 and 2013, respectively.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Grants of Plan Based Awards

There were no grants of plan based awards during the year ending April 30, 2014.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any executive officer outstanding as of the end of the Company’s last completed fiscal year.

Option Exercises and Stock Vested

There were no exercises or vesting during the year ending April 30, 2014.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our April 30, 2014 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Queen (1)	—	—	—	—	—	—	—

———————

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 12, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)(2)
Major League Football, LLC (3)	8,000,000	20.67%
Wesley Chandler	6,000,000	15.50%
Richard Smith	6,000,000	15.50%
Michael D. Queen (4)	5,453,516	14.09%

———————

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

(2)

Applicable percentages are based on 38,700,001 shares outstanding on August 12, 2014. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Thomas J. Marino is the sole manager and member of Major League Football, LLC.
(4)	Includes 70,100 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

Security Ownership of Management

The following table sets forth, as of August 12, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Universal Capital Management, Inc., 2601 Annand Drive, Suite 16, Wilmington, DE 19808.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned (1)(2)
Thomas J. Marino (3)	8,000,000	20.67%
Wesley Chandler	6,000,000	15.50%
Richard Smith	6,000,000	15.50%
Michael D. Queen (4)	5,453,516	14.09%
Ivory Sully	1,000,000	02.58%

All executive officers and directors as a group (5 persons)	26,453,516	68.35%

———————

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

(2)

Applicable percentages are based on 38,700,001 shares outstanding on August 12, 2014. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Consists of 8,000,000 shares held directly by Major League Football, LLC, of which Mr. Marino is the sole manager and member.
(4)	Includes 70,100 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Transactions

On November 1, 2008 the Company entered into a promissory note with Barbara Queen, Michael Queen’s wife, in the amount of $294,000. This amount was the total that was loaned to the Company over a period of two years prior, beginning in November 2006, on behalf of Mrs. Queen to fund Company operations. The promissory note calls for interest of eight percent (8%) annum beginning on November 2008. Subsequent loans were made by Mrs. Queen. The principal balance outstanding as of April 30, 2013 was $168,379 and was partially repaid in the amount of $35,085 during the fiscal year ended April 30, 2014. The outstanding balance as of April 30, 2014 is $133,294. Effective July 14, 2014, the outstanding balance and accrued interest was converted into 1,457,874 shares of common stock.

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

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions. Our entire Board of Directors serves in such capacities and none of the members of our Board of Directors is independent as defined herein. We do not currently have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services.

Audit and Related Fees

Salberg & Company, P.A. is the independent registered public accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2014 and 2013.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered relating to the fiscal years ended April 30:

	For the Year Ended
	April 30,
Description of Fees	2014	2013

Audit Fees	$31,000	$24,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$31,000	$24,500

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

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all work done by its outside independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2014 and April 30, 2013
•	Statements of Operations and Comprehensive Loss for the years ended April 30, 2014 and April 30, 2013
•	Statement of Changes in Stockholders’ Deficiency for the years ended April 30, 2014 and 2013
•	Statements of Cash Flows for the years ended April 30, 2014 and 2013
•	Notes to Financial Statements

(2)	Schedules None required.

(3)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
2.1	Asset Purchase Agreement dated July 14, 2014 between the Registrant and Major League Football, LLC (incorporated by reference to the Registrant’s Form 8-K filed on July 18, 2014).
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005).
3.2	Amended Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2014).
3.3	By-Laws (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005).
10.1	Employment Agreement dated July 14, 2014 between the Registrant and Thomas J. Marino (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.2	Employment Agreement dated July 14, 2014 between the Registrant and Wesley Chandler (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.3	Employment Agreement dated July 14, 2014 between the Registrant and Richard Smith (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.4	Employment Agreement dated July 14, 2014 between the Registrant and Michael Queen (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.5	Employment Agreement dated July 14, 2014 between the Registrant and Ivory Sully (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.6	2014 Employee Stock Plan (incorporated by reference to the Registrant’s Form 8-K filed on July 14, 2014).
10.7	2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006).
14.1	Code of Ethics, as amended and restated as of September 30, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005).
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company
101ǂ	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

———————

#	Filed herewith
ǂ	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.
(Registrant)

August 13, 2014
	By:	/s/ Thomas J. Marino
Thomas J. Marino, Exec. Chmn. of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Marino	President, Exec. Chmn. of the Board; Principal Executive Officer	August 13, 2014
Thomas J. Marino

/s/ Michael D. Queen Michael D. Queen	Director, Executive Vice President of Finance; Principal Financial Officer	August 13, 2014

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

APRIL 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Universal Capital Management, Inc.

We have audited the accompanying balance sheets of Universal Capital Management, Inc as of April 30, 2014 and 2013 and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended April 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Capital Management, Inc as of April 30, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $667,236 and $165,860, respectively, in 2014, and has a working capital deficit, accumulated deficiency and stockholders’ deficiency of $895,436, $10,778,890 and $894,336, respectively, at April 30, 2014 and has minimal revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

August 13, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	At April 30,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,369	$14,853
Available-for-sale marketable equity securities	20,306	203,339
Prepaid expenses	83	1,076
TOTAL CURRENT ASSETS	21,758	219,268

LONG-TERM ASSETS
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	1,100

TOTAL ASSETS	$22,858	$220,368

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$243,823	$415,991
Accrued expenses	232,164	214,096
State income taxes payable	109,654	115,654
Notes payable	68,000	70,100
Notes payable, related parties	133,294	168,379
Accrued payroll and payroll taxes	—	135,013
Accrued interest	20,573	107,883
Accrued interest, related parties	109,686	101,066

TOTAL CURRENT LIABILITIES	917,194	1,328,182

CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 150,000,000 shares authorized; 6,062,487 and 3,097,487 shares issued and outstanding at April 30, 2014 and April 30, 2013, respectively	$6,062	$3,097
Common stock issuable, 0 and 1,440,000 shares issuable at April 30, 2014 and April 30, 2013, respectively	—	1,440
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; no shares issued and outstanding at April 30, 2014 and April 30, 2013, respectively	—	—
Additional paid-in capital	9,858,186	8,965,961
Accumulated deficiency	(10,778,890)	(10,111,654)
Accumulated other comprehensive income	20,306	33,342

TOTAL STOCKHOLDERS’ DEFICIENCY	$(894,336)	$(1,107,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$22,858	$220,368

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	April 30,
	2014	2013
Revenue
Management Services	$25,000	$53,916
Total Revenue	25,000	53,916

Operating Expenses
Salaries and wages	8,068	51,649
Professional fees	861,990	573,882
Insurance	22,852	28,793
General and administrative	58,556	88,463
Total Operating Expenses	951,466	742,787

Operating Loss	(926,466)	(688,871)

Other Income (Expense)
Tax penalties and interest	(24,067)	6,346
Miscellaneous Income	329,191	7,802
Interest expense	(13,359)	(24,677)
Loss on impairment of non-marketable equity securities	(23,500)	(308,345)
Loss on sale of available-for-sale marketable equity securities	(9,035)	(12,908)
Total Other Income (Expense)	259,230	(331,782)

Net Loss	(667,236)	(1,020,653)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	(13,036)	(17,808)

Total Comprehensive Loss	$(680,272)	$(1,038,461)

Basic and Diluted Net Loss Per Share	$(0.12)	$(0.29)

Weighted Average Shares - Basic and Diluted	5,578,665	3,470,898

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

							Accumulated	Total
					Additional		Other	Stockholders’
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficiency	Income (Loss)	(Deficiency)

Balance at April 30, 2012	2,657,487	$2,657	—	$—	$8,151,840	$(9,091,001)	$51,150	$(885,354)

Issuance of stock for consulting services -$0.70 per share	—	—	300,000	300	209,700	—	—	210,000
Issuance of stock for consulting services - $0.35 per share	440,000	440	—	—	153,560	—	—	154,000
Sale of stock from private placement - $0.50 per share	—	—	1,140,000	1,140	450,860	—	—	452,000
Reclassification of other comprehensive loss	—	—	—	—	—	—	(17,808)	(17,808)
Rounding	—	—	—	—	1	—	—	1
Net loss the year ended April 30, 2013	—	—	—	—	—	(1,020,653)	—	(1,020,653)

Balance at April 30, 2013	3,097,487	$3,097	1,440,000	$1,440	$8,965,961	$(10,111,654)	$33,342	$(1,107,814)

Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(13,036)	(13,036)
Issuance of stock for consulting services - $0.95 per share	425,000	425	—	—	403,325	—	—	403,750
Issuance of common stock for consulting services - $0.35 per share	1,000,000	1,000	—	—	349,000	—	—	350,000
Sale of stock from private placement - $0.50 per share	100,000	100	—	—	49,900	—	—	50,000
Issuance of stock previously issuable	1,440,000	1,440	(1,440,000)	(1,440)	—	—	—	—
Write-off of accounts payable waived by related party	—	—	—	—	90,000	—	—	90.000
Net loss the year ended April 30, 2014	—	—	—	—	—	(667,236)	—	(667,236)

Balance at April 30, 2014	6,062,487	$6,062	—	$—	$9,858,186	$(10,778,890)	$20,306	$(894,336)

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(667,236)	$(1,020,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of available-for-sale marketable equity securities	9,035	12,908
Loss on impairment of non-marketable equity securities	23,500	308,345
Write off of accounts payable per statute of limitations	(113,575)	—
Write off of accrued payroll per statute of limitations	(130,927)	—
Write off of accrued interest previously recorded for tax position	(92,050)	—
Write off of note payable per statute of limitations	(2,100)	—
Stock based compensation expense	753,750	364,000
(Increase) decrease in assets and liabilities:
Prepaid expenses	993	1,105
Accounts payable	31,407	76,145
State income taxes payable	(6,000)	(12,346)
Accrued expenses	18,068	12,892
Accrued payroll and payroll taxes	(4,086)	4,086
Accrued interest	4,740	—
Accrued interest - related party	8,620	19,584
Net cash used in operating activities	(165,861)	(233,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	160,962	220,820
Purchase of available-for-sale marketable equity securities	—	(67,850)
Purchase of non-marketable securities	(23,500)	(288,500)
Net cash provided by (used in) investing activities	137,462	(135,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of advance from shareholder - related party	—	(7,000)
Issuance of stock from private placement, net of fees	50,000	452,000
Repayment of promissory note - related parties	(35,085)	(70,118)
Net cash provided by financing activities	14,915	374,882

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,484)	5,418
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	14,853	9,435
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,369	$14,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$12,000	$12,000
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on available-for-sale marketable equity securities	$(13,036)	$(17,808)
Write-off of accounts payable waived by related party	$90,000	$—

See accompanying notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss and cash used in operating activities of $667,236 and $165,860, respectively for the year ended April 30, 2014. Additionally, at April 30, 2014, the Company has minimal cash and has a working capital deficit of $895,436 and an accumulated deficiency of $10,778,890, which could have a material impact on the Company’s financial condition and operations. As a result, the Company has a stockholder’s deficiency of $894,336 at April 30, 2014. The Company does not have sufficient cash resources or current assets to pay its obligations.

In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and convertible debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

In July 2014, the Company entered into a transaction which will change our business (see Note 10 – Subsequent Events).

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

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, which are included in earnings in the period of disposal, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company’s determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles (“GAAP”) requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. The Company recorded $23,500 and $308,345 of impairment charges for securities during the years ended April 30, 2014 and 2013, respectively.

Investments in securities of affiliates represent holdings of more than 5% of the issuer’s voting common stock.

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

Significant estimates in the accompanying financial statements include the valuation of securities, valuation of equity based instruments issued for other than cash, and the valuation allowance on deferred tax assets.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2014 and 2013 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for greater than 90% of our revenue for the years ended April 30, 2014 and 2013 respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts payable and accrued expenses. The carrying values of cash, marketable securities, accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the notes payable approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the years ended April 30, 2014 and 2013, respectively.

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

YEARS ENDED APRIL 30, 2014 AND 2013

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

YEARS ENDED APRIL 30, 2014 AND 2013

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

YEARS ENDED APRIL 30, 2014 AND 2013

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

Other new pronouncements issued but not yet effective until after April 30, 2014 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES

Since November 1, 2011, we have entered into a new business model where we identify, advise and market consumer products. We are currently positioning our Company to expand its business and become a diversified holding company that is engaged in different businesses through the operation of consolidated subsidiaries. We plan to accomplish this expansion through acquisition, merger or the formation of newly created subsidiaries. We do not manufacture any of our products and as of the date of this filing we have generated limited revenues, do not rely on any principal products, do not sell any internally developed or Company owned products and do not manufacture any of our products.

See Note 10 – Subsequent Events.

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

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 3– INVESTMENTS (CONTINUED)

Available-for-sale marketable equity securities consisted of the following at April 30, 2014:

	April 30, 2014
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$—	$105,931	$85,625	$20,306

Total current securities	$—	$105,931	$85,625	$20,306

Total available-for-sale securities	$—	$105,931	$85,625	$20,306

Available-for-sale marketable equity securities consisted of the following at April 30, 2013:

	April 30, 2013
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$169,997	$118,967	$85,625	$203,339

Total current securities	$169,997	$118,967	$85,625	$203,339

Total available-for-sale securities	$169,997	$118,967	$85,625	$203,339

For the years ended April 30, 2014 and 2013, proceeds from the sales of available-for-sale marketable equity securities were $160,962 and $220,820, gross realized losses on those sales were $9,035 and $12,908 and there were no gross realized gains. At April 30, 2014, there is a $20,306 net unrealized holding gain on available-for-sale marketable equity securities as compared to a $33,312 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2013. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the years ended April 30, 2014 and 2013, the Company recognized $23,500 and $308,345 for the impairment of non-marketable equity securities, respectively.

At April 30, 2014, our financial assets were categorized as follows in the fair value hierarchy for ASC 820-10:

Fair Value Measurement at Reporting Date Using:
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	April 30, 2014	(Level 1)	(Level 2)	(Level 3)

Investments:
Available-for-sale marketable equity securities	$20,306	$20,306	$—	$—

Total Investments in securities	$20,306	$20,306	$—	$—

At April 30, 2014, we had no financial assets that were categorized in the fair value hierarchy for ASC 820-10.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 4 – INCOME TAXES

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2014 was $0. The change in unrecognized tax provisions during the year ending April 30, 2014 amounted to a reduction of $92,050 of accrued interest and the accrual at April 30, 2014 amounted to $0. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense.

Tax years from 2005 (initial tax year) through 2013 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2014 and 2013 have been included in the accompanying financial statements on the basis of an estimated annual federal and state effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2014	2013
Income taxes at U.S. Federal Income Tax rate	$226,000	$347,000
State income taxes, net of federal benefit	15,000	(67,000)
Non-deductible share based compensation	—	—
Exercise of warrant	—	—
Worthless warrants	—	—
Realized losses	(12,000)	(127,000)
Change in valuation allowance	(229,000)	(153,000)

Net Income tax (provision) benefit	$—	$—

The income tax (provision) benefit consists of the following:

	For the Year Ended April 30,
	2014	2013
Current:
Federal	$(35,000)	$116,000
State	(10,000)	33,000

Total Current	$(45,000)	$149,000

Deferred:
Federal	$214,000	$3,000
State	60,000	1,000

Total Deferred	$274,000	$4,000

Total Income Tax Benefit (Provision)	$229,000	$153,000
Change in Valuation Allowance	(229,000)	(153,000)
Net Income Tax Benefit (Provision)	$—	$—

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 4 – INCOME TAXES (CONTINIUED)

The components of deferred tax (assets) liabilities are as follows:

	April 30,
	2014	2013

Deferred tax asset (liability)
Deferred charges	$34,000	$46,000
Net operating loss	347,000	392,000
Capital loss carry forward	754,000	755,000
Stock-based compensation	1,365,000	1,065,000
Amortization of deferred revenue from warrants	(276,000)	(276,000)
Bad debt	218,000	218,000
Adjustment for change in accumulated other comprehensive income	378,000	391,000
Other	(500)	(500)

Total deferred tax asset, net	$2,819,500	$2,590,500
Valuation allowance	(2,819,500)	(2,590,500)
Net deferred tax asset	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $229,000 for the year ended April 30, 2014 Net operating loss carry-forwards aggregate approximately $874,000 and capital loss carry-forwards aggregate approximately $1,896,000 and expire in years through 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. See Note 10 – Subsequent Events for transaction which may have resulted in a change in ownership under Internal Revenue Service (“IRS”). The Company’s federal tax returns for 2005 and beyond remain subject to examination by the IRS.

The Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $232,000. The Company also owes the State of Delaware approximately $110,000 in state income taxes from a prior year. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2014. The Company has agreements with both agencies to pay a minimum per month on the interest and penalties to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following:

	April 30,
	2014	2013

Notes payable
Promissory notes payable. Principal payable on demand.	$8,000	$8,000

Notes payable, related party. Interest accrued at 8.0% beginning on October 19, 2009 Principal and interest payable on demand.	50,000	50,000

Promissory notes payable, related party. Interest accrued at 5.0% per annum. Principal and interest due payable on demand	10,000	10,000

Notes payable, D&O Insurance Premium. Interest accrued at 9.2% for a period of ten months. Payable in ten monthly installments of $2,414 per month.	—	2,100

Total Notes payable	$68,000	$70,100

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Principal and interest payable on demand.	$133,294	$168,379

Total Notes payable, related party	$133,294	$298,498

NOTE 6 – STOCK BASED COMPENSATION

In May 8, 2006, our Company’s stockholders approved the 2006 Equity Incentive Plan (“Plan”) for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to that plan.

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

During the year ending April 30, 2014 and 2013, the Company recognized $753,750 and $364,000, respectively, of stock-based compensation expense. The $753,750 of stock-based compensation expense for 2014 related to shares of stock issuable to consultants for services provided. This was comprised of 425,000 shares of stock valued at $0.95 per share and 1,000,000 shares of stock valued at $0.35 per share and both issuances were based on the quoted trade price on the grant dates. The $364,000 of stock-based compensation expense for 2013 related to 740,000 shares of stock issuable to consultants for services provided (300,000 shares valued at $0.70 per share and 440,000 shares valued at $035 per share based on the quoted trade price on the grant dates).

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED)

As of April 30, 2014, all compensation expense related to non-vested market-based share awards has been expensed. There were no employee stock options issued by the Company prior to May 1, 2006.

The following tables summarize all stock option activity of the Company since April 30, 2012:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2012	40,000	$1.00	6.82	$—
No Activity	—	$—	—	$—
Outstanding, April 30, 2013	40,000	$1.00	5.82	$—
No activity	—	$—	—	$—
Outstanding, April 30, 2014	40,000	$1.00	4.82	$—

During the years ended April 30, 2014 and 2013, there were no stock options that expired, respectively.

NOTE 7 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2014 and 2013, 6,062,487 and 3,097,487 shares were issued and outstanding, respectively. Additionally, there were 0 and 1,440,000 shares of common stock issuable as of April 30, 2014 and 2013, respectively. See Note 10 – Subsequent Events.

On August 22, 2012, the Company entered into a memorandum of understanding (“MOU”) with New Bastion Development, Inc., a Florida corporation (“New Bastion”) to document the business terms of a deal to enter into a joint development relationship for the construction of a nitrogen fertilizer plant capable of producing approximately 4,000 MT of granulated urea on a daily basis. This project will be completed by New Bastion Regeneration, Inc. (“NBR”), which is a New Bastion subsidiary company that was formed by New Bastion for the sole purpose of completing the project. Pursuant to the terms of the MOU: (i) the Company agreed to purchase from New Bastion 100,000 issued and outstanding shares of NBR held by New Bastion, representing approximately 12.7% of the outstanding shares of NBR in exchange for 1,000,000 newly issued restricted shares of Universal issued upon the execution of the MOU and $500,000 pursuant to the following schedule: $100,000 within 15 days of execution of the memorandum of understanding; and $400,000 within 60 days of execution of the Agreement.

The Company also received an option to purchase up to 240,000 additional shares of NBR currently owned by New Bastion, which will represent a total ownership including the previous 12.7% ownership purchased of approximately 43% of NBR owned by the Company for an additional $4.8 million cash and 3,000,000 of common stock of the Company under terms to be mutually negotiated, assuming no additional shares of NBR are issued. These shares of common stock were issued and were being held by the Company in accordance with the option discussed previously to acquire additional ownership in NBR for an additional $4.8 million. As a result, the 3,000,000 shares of common stock were considered contingently returnable and not considered outstanding as of January 31, 2013.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 7 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

The 1,000,000 shares specified in the MOU were valued at $0.35 per share (closing bid price of Universal on August 21, 2012) or a total of $350,000. Additionally, the $100,000 of cash consideration was not paid within the 15 day period specified, nor was the $400,000 paid within the 60 day requirement.

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

On July 23, 2013, the Company and New Bastion agreed to renegotiate and modify the revised framework and finalize the business transaction as follows: 1) no further cash consideration will be paid by the Company to New Bastion, 2) the $305,000 of cash consideration previously paid by the Company ($312,000 less $7,000 of expenses) will be exchanged for 50,000 shares of New Bastion common stock, representing approximately 6.35% of the outstanding shares of NBR common stock and 3) the previously 1,000,000 shares and the 3,000,000 contingently returnable shares to New Bastion will be cancelled and returned to the Company.

Effective September 10, 2012, the Company commenced a private offering of up to 1,500,000 shares of common stock contained within seventy-five (75) Units. Each Unit consists of 20,000 shares of common stock at an offering price of $10,000 per Unit or $0.50 per share. The total proposed proceeds from the private offering to the Company are $750,000. From November 19, 2012 through July 23, 2013, the offering’s termination date, the Company received subscriptions of 1,240,000 (1,140,000 shares in Fiscal 2013 and 100,000 shares in Fiscal 2014) shares of common stock for $502,000 of proceeds, net of $118,000 of selling expenses and commissions. The securities in the private offering were offered and sold only to (i) accredited Investors and (ii) persons who are not “U.S. Persons,” The securities offered and sold are intended to be exempt from securities law registration pursuant to the Securities Act of 1933, Regulation D, Regulation S and other regulatory exemptions, including the state securities laws and regulations where the securities are being offered.

On June 1, 2013, the Company privately issued 425,000 shares of its restricted common stock, in exchange for services performed by ten consultants for the Company. The shares were valued at the quoted trade price of $0.95 per share on the grant date resulting in an expense of $403,750.

On September 9, 2013, the Company privately issued 600,000 shares of its restricted common stock, in exchange for services performed by two consultants for the Company. The shares were valued at the quoted trade price of $0.35 per share on the grant date resulting in an expense of $210,000.

On September 10, 2013, the Company privately issued 400,000 shares of its restricted common stock, in exchange for services performed by three consultants for the Company. The shares were valued at the quoted trade price of $0.35 per share on the grant date resulting in an expense of $140,000.

See Note 10 – Subsequent Events.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes payable, related parties were $133,294 and $168,379 at April 30, 2014 and April 30, 2013. During the year ended April 30, 2014 and 2013, the Company repaid $35,085 and $70,118 of the Notes payable, related parties amount, respectively.

During the year ended April 30, 2014 and 2013 the Company repaid $0 and $7,000 of advances from shareholders to cover operating expenses. There are no stated interest rate or repayment terms and as of April 30, 2014 and 2013, there was no advance amount outstanding, respectively.

NOTE 9 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009 the law firm of Stradley, Ronon Stevens & Young, LLP filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has this amount recorded as accounts payable as of April 30, 2014. See Note 10 – Subsequent Events.

Unpaid Taxes and Penalties

At April 30, 2014, the Company owed the State of Delaware approximately $110,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $232,000. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2014. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

NOTE 10 – SUBSEQUENT EVENTS

On June 5, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to:

1.	Effect a one-for-five (1:5) reverse split of its common stock.
2.	Fix the number of authorized shares of common stock after the Reverse Split at one hundred and fifty million (150,000,000) shares of common stock.
3.

Authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share (the “Preferred Stock”), to be issued in series, and all properties of such Preferred Stock to be determined by the Company’s Board.

The Certificate of Amendment became effective at 5:00 p.m. EST on June 18, 2014.

In accordance with ASC 260 – Earnings Per Share, all share and per share amounts have been retroactively adjusted for all periods reflected in the accompanying financial statements and notes to reflect the amendment to the Articles of Incorporation for the reverse split.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

On July 14, 2014 the Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC (“MLF”), a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as “Major League Football.” Pursuant to the terms of the Asset Purchase Agreement, the Company issued MLF 8,000,000 shares of its common stock in exchange for assets of MLF primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. The 8,000,000 shares were valued at $0.05 per share, the quoted market price on July 14, 2014, the acquisition date for a total valuation of $400,000. Since there is no tangible determination of future cash flow for the acquired tangible and intangible assets of MLF, the $400,000 amount will be expensed to asset purchase expense. Also, pursuant to the terms of the Asset Purchase Agreement, (i) the Company’s Board of Directors was expanded to two persons, and Thomas J. Marino, MLF’s founder, was appointed as a member of the Board of Directors; (ii) Michael D. Queen resigned as the President and Chief Executive Officer and the following new management team was appointed:

Thomas Marino, Executive Chairman of the Board

Wesley Chandler, President; Secretary

Rick Smith, Chief Operating Officer

Michael Queen, Executive Vice President

Ivory Sully, Vice President - Licensing;

and (iii) a number of league consultants were also retained by the Company.

Effective July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new management team described above. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal installments over a 4 year employment period. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in $950,000 of compensation expense to be recorded over the vesting period.

Effective July 14, 2014, the Company granted 2,649,642 shares of its common stock for prior professional and employee services provided to the Company. The shares of common stock were granted at a contractually agreed value of $0.01 per share and were vested immediately. The shares of common stock were valued for accounting purposes at $0.05 per share, the quoted market price on the date of grant and resulted in $132,482 of expense comprised of $118,750 of professional expense and $13,732 of compensation expense immediately as all of the shares were vested on the date of grant. The 2,649,642 shares issued included 100,000 shares to Stradley, Ronon Stevens & Young, LLP, a law firm that has a Consent of Judgment against the Company in the amount of $166,129 (See Note 9 – Contingencies). The Company is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future.

Effective July 14, 2014, the Company granted 1,987,872 shares of its common stock in exchange for canceling $331,312 in debt. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a total gain on the exchange of debt in the amount of $231,918. 1,457,874 of the shares of common stock were granted to a related party and as a result, $72,894 was recorded to additional paid in capital instead of the gain on the exchange of debt with the remaining gain in the amount of $159,024 recorded to the statement of operations.

Effective July 14, 2014, the Company approved the 2014 Employee Stock Plan and authorized 10,000,000 shares of its common stock shall be set aside and reserved for issuance pursuant to the Plan, subject to adjustments as may be required in accordance with the terms of the Plan.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Effective July 14, 2014, the Company granted 1,000,000 shares of its common stock pursuant to the 2014 Employee Stock Plan which shall vest pursuant to the vesting provision contained in each of the stockholder’s Stock Grant Agreement. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in $50,000 of compensation expense to be recorded over the vesting period.

Effective July 14, 2014, the Company granted 4,350,000 stock options to purchase common stock to consultants pursuant to the 2014 Employee Stock Plan and shall vest pursuant to the vesting provision contained in each of the stockholder’s Stock Grant Agreement. The exercise price of the stock options to purchase shares of common stock is $0.05 per share. The Company evaluated the stock options in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock options issuance on the grant date of July 14, 2014 was $201,904.

The Company used the following in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.05
Expected Term (between vesting period and term of stock options)	5 years
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

Effective July 14, 2014, the Company granted 2,000,000 warrants to purchase common stock to a consultant for services provided. The exercise price of the warrant is $0.01 per share. The Company evaluated the stock warrant in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of July 14, 2014 was $81,624.

The Company used the following in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.01
Expected Term (between vesting period and term of stock options)	0.5 year
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

In July 2014, the Company commenced an offering of up to $3,000,000 of Convertible Unsecured Promissory Notes to provide working capital for the Company. The terms include a four percent (4%) per annum interest rate, payable in full with interest nine (9) months from the issuance date, convertible into common stock of the Company at a 30% discounted rate to the offering price of an anticipated future private offering of common stock of the Company for 30 days after the Company delivers the offering documents to the lender and a one (1) year warrant to purchase up to 35% of the number of shares obtained upon conversion of the note as described above. Due to the contingency on the conversion terms, any beneficial conversion feature cannot be measured or recognized until the future offering occurs.

Through the date of these financial statements, the Company had received $107,500 of gross proceeds from the issuance of the Convertible Unsecured Promissory Notes.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2014 AND 2013

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the years ended April 30, 2014 and 2013, respectively:

Unrealized Gains
and Losses on
Available-For
Sale
Securities

Beginning Balance - 4-30-2012	$51,150

Other comprehensive loss before reclassifications	(17,808)

Amounts reclassified from accumulated other comprehensive Income	—

Net current period other comprehensive loss	(17,808)

Balance at April 30, 2013	$33,342

Other comprehensive loss before reclassifications	(13,036)

Amounts reclassified from accumulated other comprehensive Income	—

Net current period other comprehensive loss	(13,036)

Balance at April 30, 2014	$20,306