Form 10-Q
period 2014-07-31
Universal Capital Management, Inc.
filed 2014-09-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares of the registrant's Common Stock outstanding as of September 15, 2014 was 38,700,001.

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

The following discussion contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. Readers should not place undue reliance on these forward-looking statements.

The following discussion is qualified by reference to, and should be read in conjunction with our Company's financial statements and the notes thereto.

During the period through July 13, 2014 covered by this report, our business was to identify and advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold. We did not manufacture any of our products. As of the date of this report we, in connection with these business operations, have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as "Major League Football" ("MLFB").

Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, pursuant to the terms of the Asset Purchase Agreement, (i) our Company's Board of Directors was expanded to two persons, and Thomas J. Marino, Major League Football, LLC's founder, was appointed as a member of the Board of Directors; (ii) Michael D. Queen resigned as the President and Chief Executive Officer and the following new management team was appointed:

•

Thomas Marino, Executive Chairman of the Board

•

Wesley Chandler, President; Secretary

•

Rick Smith, Chief Operating Officer

•

Michael Queen, Executive Vice President of Finance

•

Ivory Sully, Vice President - Licensing;

and (iii) a number of league consultants were also retained by our Company.

We are seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring/summer football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $1,205,440 and $46,831 respectively, for the three months ended July 31, 2014. Additionally, at July 31, 2014, the Company has minimal cash and has a working capital deficit of $604,655, an accumulated deficiency of $11,984,330 and a stockholders' deficiency of $603,555, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at July 31, 2014, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has previously been selling certain available-for-sale marketable equity securities to meet current obligations but has liquidated all such securities during the three months ended July 31, 2014. During the three months ended July 31, 2014, the Company received $57,500 of proceeds from the issuance of convertible unsecured promissory notes. Additionally, the Company is in the process of discussing additional financing scenarios with several groups relating to assisting with the financial requirements to implement the Company's new business strategy and business plan.

Results of Operations

Three months ending July 31, 2014, compared to the three months ended July 31, 2013

For the three months ended July 31, 2014, we had $20,000 of revenue as compared to revenue of $25,000 for the three months ended July 31, 2013. All of our revenue was comprised of management services under our previous business plan.

Total operating expenses for the three months ended July 31, 2014 were $1,303,531 as compared to total operating expenses for the three months ended July 31, 2013 of $474,517. The increase from 2013 to 2014 was primarily from an increase in professional fees related to $782,482 of share based compensation expense for common stock issued to employees and consultants for services provided and $400,000 of asset purchase expense related to the acquisition of MLF assets. Since there was no tangible determination of future cash flow for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense in the statement of operations.

Other income for the three months ended July 31, 2014 was $78,091 as compared to $67,791 of expense for the three months ended July 31, 2013. The decrease in expense from 2013 to 2014 was comprised primarily of $62,073 of gain from the issuance of common stock for the exchange of debt and $21,894 of gain from the sale of marketable securities.

As a result of the above, we had a net loss of $1,205,440 and a net loss of $517,308 for the three months ended July 31, 2014 and 2013, respectively.

For the three months ended July 31, 2014, we had no unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $1,205,440. For the three months ended July 31, 2013, we had a $4,251 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $521,559.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions for liquidity and we had $33,932 of cash at July 31, 2014. Consequently, payment of operating expenses will have to come similarly from equity capital or borrowed funds from investors related to our new business plan. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

Critical Accounting Estimates

Our Company's accounting policies are more fully described in Note 1 of Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management's best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Item 4	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

The Company plans to hire a full time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its business plan.

Changes in Internal Control Over Financial Reporting. No change in our Company's internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we sold the following unregistered securities:

Securities issued for services

Date	Security
July 14, 2014	Common stock – 19,000,000 shares issued at $0.01 per share for employee services.
July 14, 2014	Common stock – 2,649,642 shares issued at $0.01 per share for professional services.
July 14, 2014	Warrant – 2,000,000 shares of common stock at an exercise price of $0.01 per share for professional services.

Securities issued pursuant to debt conversion agreements

Date	Security
July 14, 2014	Common stock – 1,987,872 shares in exchange for cancelling $331,312 in debt.

Securities issued pursuant to asset purchase agreement

Date	Security
July 14, 2014	Common stock – 8,000,000 shares issued in exchange for assets of Major League Football, LLC.

Securities issued pursuant to 2014 Employee Stock Plan

Date	Security
July 14, 2014	Stock Options – 4,350,000 shares of common stock at an exercise price of $0.05 per share.
July 14, 2014	Common stock – 1,000,000 shares issued at $0.05 per share.

Restricted securities were issued in all of the above transactions. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) of the Securities Act since the transactions do not involve any public offering.

Item 6	Exhibits.

The following exhibits are included herein:

2.1	Asset Purchase Agreement – Major League Football LLC dated July 14, 2014 (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
10.1	Employee Agreement-Marino (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
10.2	Employee Agreement-Chandler (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
10.3	Employee Agreement-Smith (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
10.4	Employee Agreement-Queen (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
10.5	Employee Agreement-Sully (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
99.1	2014 Employee Stock Plan (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014).
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Capital Management, Inc.

September 15, 2014	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

UNIVERSAL CAPITAL MANAGEMENT, INC.

FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)	F-3

STATEMENTS OF CASH FLOWS (Unaudited)	F-4

NOTES TO FINANCIAL STATEMENTS (Unaudited)	F-6 – F-17

UNIVERSAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	At July 31, 2014	At April 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,932	$1,369
Available-for-sale marketable equity securities	—	20,306
Prepaid expenses	829	83
TOTAL CURRENT ASSETS	34,761	21,758

LONG-TERM ASSETS
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	1,100

TOTAL ASSETS	$35,861	$22,858

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$233,485	$243,823
Accrued expenses	238,277	232,164
State income taxes payable	110,154	109,654
Convertible Unsecured Promissory Notes	57,500	—
Notes payable	—	68,000
Notes payable, related parties	—	133,294
Accrued interest	—	20,573
Accrued interest, related parties	—	109,686

TOTAL CURRENT LIABILITIES	639,416	917,194

CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 150,000,000 shares authorized;
6,062,487 shares issued and outstanding at July 31, 2014 and
April 30, 2014, respectively	$6,062	$6,062
Common stock issuable, 25,637,514 and 0 shares issuable
at July 31, 2014 and April 30, 2014, respectively	25,638	—
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
No shares issued and outstanding at
July 31, 2014 and April 30, 2013, respectively	—	—
Additional paid-in capital	11,349,075	9,858,186
Accumulated deficiency	(11,984,330)	(10,778,890)
Accumulated other comprehensive income	—	20,306

TOTAL STOCKHOLDERS' DEFICIENCY	$(603,555)	$(894,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$35,861	$22,858

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	July 31, 2014	July 31, 2013
Revenue
Management Services	$20,000	$25,000
Total Revenue	20,000	25,000

Operating Expenses
Salaries and wages	724,495	12,746
Asset purchase expense	400,000	—
Professional fees	153,693	425,960
Insurance	7,490	6,000
General and administrative	17,853	29,811
Total Operating Expenses	1,303,531	474,517

Operating Loss	(1,283,531)	(449,517)

Other Income (Expense)
Tax penalties and interest	(6,614)	(6,470)
Miscellaneous income (expense)	738	(11,251)
Interest expense	—	(3,604)
Loss on impairment of non-marketable equity securities	—	(23,500)
Gain (loss) on sale of available-for-sale marketable equity securities	21,894	(22,966)
Gain on issuance of common stock in exchange of debt	62,073
Total Other Income (Expense)	78,091	(67,791)

Net Loss	(1,205,440)	(517,308)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	—	(4,251)

Total Comprehensive Loss	$(1,205,440)	$(521,559)

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.11)

Weighted Average Shares - Basic and Diluted	26,962,634	4,908,192

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,205,440)	$(517,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on sale of available-for-sale marketable equity securities	(21,894)	22,966
Loss on impairment of non-marketable equity securities	—	23,500
Gain on issuance of common stock for exchange of debt	(62,073)	—
Amortization of warrant issued for professional services over vesting period	3,802	—
Amortization of common stock issued for employee services over vesting period	4,075	—
Amortization of stock options issued for consulting services over vesting period	56,688	—
Issuance of common stock for acquisition of Major League Football assets	400,000	—
Stock based compensation expense	782,482	403,750
(Increase) decrease in assets and liabilities:
Prepaid expenses	(746)	247
Accounts payable	(10,338)	(15,174)
State income taxes payable	500	(1,500)
Accrued expenses	6,113	4,970
Accrued payroll and payroll taxes	—	(4,086)
Accrued interest	—	1,212
Accrued interest - related party	—	2,391
Net cash used in operating activities	(46,831)	(79,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	21,894	95,572
Purchase of non-marketable securities	—	(23,500)
Net cash provided by investing activities	21,894	72,072

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	57,500	—
Issuance of stock from private placement, net of fees	—	50,000
Repayment of promissory note - related parties	—	(27,577)
Net cash provided by financing activities	57,500	22,423

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,563	15,463
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369	14,853
CASH AND CASH EQUIVALENTS - END OF PERIOD	$33,932	$30,316

(Continued)

UNIVERSAL CAPITAL MANAGEMENT, INC.

STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$3,000
CASH PAID FOR INTEREST	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on available-for-sale marketable equity securities	$—	$(4,251)
Reclassification of accumulated other comprehensive income	$20,306	$—
Issuance of common stock for exchange of debt	$26,500	$—
Issuance of common stock to related party for exchange of debt	$242,980	$—

See accompanying unaudited notes to these financial statements.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Universal Capital Management, Inc. (the "Company", "we", "us", "our") was engaged in a business during the period through July 13, 2014 covered by this report, to identify and advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold. We did not manufacture any of our products. As of the date of this report, in connection with these business operations, we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as "Major League Football" ("MLFB").

Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, pursuant to the terms of the Asset Purchase Agreement, (i) our Company's Board of Directors was expanded to two persons, and Thomas J. Marino, Major League Football, LLC's founder, was appointed as a member of the Board of Directors; (ii) Michael D. Queen resigned as the President and Chief Executive Officer and the following new management team was appointed:

•

Thomas Marino, Executive Chairman of the Board

•

Wesley Chandler, President; Secretary

•

Rick Smith, Chief Operating Officer

•

Michael Queen, Executive Vice President of Finance

•

Ivory Sully, Vice President - Licensing;

and (iii) a number of league consultants were also retained by our Company.

We are seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring/summer football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

The acquisition was treated as an asset acquisition since the assets acquired did not meet the definition of a business. Since there was no basis to project positive cash flows, the $400,000 value from the issuance of 8,000,000 shares of common stock which was based on a quoted market price of $0.05 per share, was expensed as asset purchase expense in the accompanying statement of operations.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $1,205,440 and $46,831 respectively, for the three months ended July 31, 2014.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additionally, at July 31, 2014, the Company has minimal cash and has a working capital deficit of $604,655, an accumulated deficiency of $11,984,330 and a stockholders' deficiency of $603,555, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at July 31, 2014, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has previously been selling certain available-for-sale marketable equity securities to meet current obligations but has liquidated all such securities during the three months ended July 31, 2014. During the three months ended July 31, 2014, the Company received $57,500 of proceeds from the issuance of convertible unsecured promissory notes. Additionally, the Company is in the process of discussing additional financing scenarios with several groups relating to assisting with the financial requirements to implement the Company's new business strategy and business plan.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company's ability to obtain additional financing to implement its new business plan and achieve a level of profitability. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as filed with the Securities and Exchange Commission on August 13, 2014. The interim operating results for the three months ending July 31, 2014 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 "Investments – Debt and Equity Securities".

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the fair market value is not readily determinable and the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 325-20 "Cost Method Investments". Non-marketable securities where the Company owns greater than 20% of the investee are accounted for pursuant to ASC topic 323-10 "Investments - Equity Method and Joint Ventures". Non-marketable securities for investments in joint ventures are accounted for pursuant to ASC topic 323-30 "Partnerships, Joint Ventures, Limited Liability Entities".

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $23,500 of impairment charges for securities during the three months ended July 31, 2014 and 2013, respectively.

Investments in securities of affiliates represent holdings of more than 5% of the issuer's voting common stock.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates include the valuation of stock-based compensation and settlements and the valuation allowance for deferred tax assets.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2014 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for 100% of our revenue for the three months ended July 31, 2014 and 2013, respectively. All of the revenue recorded related to our prior business plan.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued expenses. The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the notes payable approximates fair value since the interest rate associated with the debt approximates the current market interest rates.

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the three months ended July 31, 2014 and 2013, respectively.

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

Management Services for Equity Investments

The Company recognizes management services revenue for equity investments received as payment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 505-50-05, Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services. The Company enters into a management service agreement with a portfolio company to provide services defined in a contract for equity instruments in the form of the portfolio company's common stock or warrants to purchase common stock. The fair value of the common stock is the portfolio company's current fair market value and the fair value of the warrant is determined using the Black-Scholes method of valuation. The fair value of the equity instruments is also the Company's cost basis in the portfolio company's securities and the income that is recognized for management services. The Company recognizes management services revenue for which payment is to be received in cash as services are provided and in accordance with the revenue recognition criteria of the Securities and Exchange Commission. If persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured, revenue is deferred and recognized evenly as services are provided over the life of the contract unless otherwise stated in the contract.

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

AS OF JULY 31, 2014

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

We account for income taxes in accordance with FASB ASC 740 — Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the "more likely than not" criteria of FASB ASC 740 — Income Taxes.

FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the "more-likely-than-not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Recoverability of Long Lived Assets

The Company follows ASC-360-10-20, Property, Plant and Equipment – Overall. This standard states that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over the estimated fair market value.

Net Loss per Share of Common Stock

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or issuable during the period.  Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock.  Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive for the three months ended July 31, 2014 and 2013, respectively. Therefore, diluted EPS equals basic EPS.

At July 31, 2014, there were warrants to purchase 2,000,000 shares and options to purchase 4,190,000 shares respectively of the Company’s common stock which may dilute future earnings per share.

Recently Issued Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Additionally, other new pronouncements issued but not yet effective until after July 31, 2014 are not expected to have a significant effect on the Company's financial position or results of operations.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 2 – BUSINESS RISKS AND UNCERTAINTIES

Effective July 14, 2014, The Company entered a new a new business structure and business plan as MLFB.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•

Establish MLFB as a viable sports league;

•

Establish product sales and marketing capabilities;

•

Establish and maintain markets for our league and potential products;

•

Identify, attract, retain and motivate qualified personnel; and

•

Maintain our reputation and build trust with fans.

Accordingly, we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

The Company had no Available-for-sale marketable equity securities at July 31, 2014.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

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

For the three months ended July 31, 2014 and 2013, proceeds from the sales of available-for-sale marketable equity securities were $21,894 and $95,572. For the three months ended July 31, 2014, gross realized gains were $21,894 and for the three months ended July 31, 2013, gross realized losses were $22,966. At July 31, 2014, there is no net unrealized holding gain or loss on available-for-sale marketable equity securities as compared to a $20,306 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2014. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the three months ended July 31, 2014 and 2013, the Company recognized zero and $23,500 for the impairment of non-marketable equity securities, respectively.

At July 31, 2014, we had no financial assets to be categorized in the fair value hierarchy for ASC 820-10.

NOTE 4 – DEBT

Notes payable consists of the following:

	July 31, 2014	April 30, 2014
Notes payable
Promissory notes payable – Principal due and payable on demand.	$—	$8,000

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand.	—	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30, 2010	—	10,000

Total Notes payable	$—	$68,000

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand.	$—	$133,294

Total Notes payable, related party	$—	$133,294

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 4 – DEBT (Continued)

Effective July 14, 2014, the Company granted 1,987,872 shares of its common stock in exchange for canceling $331,553 in debt (principal and accrued interest). The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a total gain on the exchange of debt in the amount of $232,159. 1,457,874 of the shares of common stock were granted to a related party and as a result, $170,086 was recorded to additional paid in capital instead of the gain on the exchange of debt with the remaining gain in the amount of $62,073 recorded to the statement of operations.

In July 2014, the Company commenced an offering of up to $3,000,000 of Convertible Unsecured Promissory Notes to provide working capital for the Company. The terms include a four percent (4%) per annum interest rate, payable in full with interest nine (9) months from the issuance date, convertible into common stock of the Company at a 30% discounted rate to the offering price of an anticipated future private offering of common stock of the Company for 30 days after the Company delivers the offering documents to the lender and a one (1) year warrant to purchase up to 35% of the number of shares obtained upon conversion of the note as described above. Due to the contingency on the conversion, any accounting for conversion terms cannot be measured or recognized until the future offering occurs.

During the three months ended July 31, 2014, the Company had received $57,500 of gross proceeds from the issuance of the Convertible Unsecured Promissory Notes. (See Note 9 – Subsequent Events).

NOTE 5 – STOCK BASED COMPENSATION

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan ("2006 Plan") for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no Option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the Award Agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an Employee ceases to be an Employee (such event being called a "Termination"), Options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the Option would result in liability for the Optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which Optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option).

On July 14, 2014, the Company approved the 2014 Employee Stock Plan ("2014 Plan") and authorized 10,000,000 shares of its common stock shall be set aside and reserved for issuance pursuant to the 2014 Plan, subject to adjustments as may be required in accordance with the terms of the 2014 Plan. The 2014 Plan has a term of 10 years and no Option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the Award Agreement. If for any reason other than death or disability, an Optionee of the 2014 Plan who at time of the grant of an Option under the 2014 Plan was an Employee ceases to be an Employee (such event being called a "Termination"), Options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the Option would result in liability for the Optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which Optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option).

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stockholder's Stock Grant Agreement. The exercise price of the stock options to purchase shares of common stock is $0.05 per share.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 5 – STOCK BASED COMPENSATION (Continued)

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 vest over a period of three to four years based upon the specific consulting agreement. The Company evaluated the stock options in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation.

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed immediately to compensation expense. The remaining 3,050,000 stock options will be re-measured by the Company each period and the calculated expense will be recorded over the vesting period of three to four years. As a result of our analysis, the amortization expense for the 3,050,000 stock options recorded for the period from July 14, 2014 to July 31, 2014 is $1,686.

The Company used the following in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.05
Expected Term (between vesting period and term of stock options)	10 years
Volatility	364%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

The following tables summarize all stock option activity of the Company since April 30, 2014:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014 – all related to 2006 Plan	40,000	$1.00	4.82	$—
Issued July 14, 2014 under 2014 Plan	4,150,000	$0.05	9.96	$—
Outstanding, July 31, 2014	4,190,000	$0.06	9.91	$—

During the three months ended July 31, 2014 and 2013, there were no stock options that expired, respectively.

Effective July 14, 2014, the Company granted 2,000,000 warrants to purchase common stock to a consultant for services provided. The exercise price of the warrant is $0.01 per share and has an exercise period of one year. The Company evaluated the stock warrant in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of July 14, 2014 was $81,624 and the amortization expense recorded for the period from July 14, 2014 to July 31, 2014 is $3,802.

The Company used the following in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.01
Expected Term (between vesting period and term of stock options)	0.5 year
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 5 – STOCK BASED COMPENSATION (Continued)

The following tables summarize all warrant activity of the Company since April 30, 2014:

Stock Warrants Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014	—	$—	—	$—
Issued July 14, 2014	2,000,000	$0.01	1.00	$—
Outstanding, July 31, 2014	2,000,000	$0.01	0.95	$—

During the three months ended July 31, 2014, there were no warrants that expired, respectively.

NOTE 6 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of July 31, 2014, 6,062,487 shares were issued and outstanding and 25,637,514 shares were issuable for a total amount of 31,700,301 shares. Additionally, there are 7,000,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 7,000,000 unvested shares of common stock are considered issued and outstanding legally as they have all rights of ownership other than the right to receive dividends, and in the case of 2,000,000 of the shares the right to vote.

Common Stock Issuable

On July 14, 2014 the Company entered into and closed a definitive Asset Purchase Agreement with MLFB and pursuant to the terms of the Asset Purchase Agreement, the Company issued MLFB 8,000,000 shares of its common stock in exchange for assets of MLFB primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. The 8,000,000 shares were valued at $0.05 per share, the quoted market price on July 14, 2014, the acquisition date for a total valuation of $400,000. Since there is no tangible determination of future cash flow for the acquired tangible and intangible assets of MLFB, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense in the statement of operations.

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal installments over a 4 year employment period. The 12,000,000 vested shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in $600,000 of compensation expense in the statement of operations. The remaining 7,000,000 shares valued at $0.05 per share or $350,000 are being amortized to expense over the vesting period.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 6 – CAPITAL SHARE TRANSACTIONS (Continued)

On July 14, 2014, the Company granted 2,649,642 shares of its common stock for prior professional and employee services provided to the Company. The shares of common stock were granted at a contractually agreed value of $0.01 per share and were vested immediately. The shares of common stock were valued for accounting purposes at $0.05 per share, the quoted market price on the date of grant and resulted in $132,482 of expense comprised of $118,750 of professional expense and $13,732 of compensation expense immediately as all of the shares were vested on the date of grant. The 2,649,642 shares issued included 100,000 shares to Stradley, Ronon Stevens & Young, LLP ("Stradley"), a law firm that has a Consent of Judgment against the Company in the amount of $166,129. The Company is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 9 – Contingencies).

On July 14, 2014, the Company granted 1,987,872 shares of its common stock in exchange for canceling $331,553 in debt, including principal and accrued interest. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a total gain on the exchange of debt in the amount of $232,159. The 1,987,872 shares of common stock included 1,457,874 shares granted to a related party and as a result, $170,086 of the gain was recorded to additional paid in capital with the remaining gain in the amount of $62,073 recorded as a gain on the exchange of debt in the statement of operations.

On July 14, 2014, the Company granted 1,000,000 shares of its common stock pursuant to the 2014 Employee Stock Plan The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and were vested immediately. Accordingly, the Company recorded $50,000 of compensation expense in the statement of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 14, 2014, the Company granted 1,457,874 shares of its common stock in exchange for canceling $242,980 in debt, including principal and accrued interest. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a total gain on the exchange of debt in the amount of $170,086 and this amount was recorded to additional paid in capital in the balance sheet.

NOTE 8 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2013. On July 14, 2014, the Company issued 100,000 shares of common stock to Stradley and is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 6 – Capital Share Transactions).

Unpaid Taxes and Penalties

At July 31, 2014, the Company owed the State of Delaware approximately $110,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $238,000. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at July 31, 2014. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

UNIVERSAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

AS OF JULY 31, 2014

NOTE 9 – SUBSEQUENT EVENTS

In August 2014, the Company received $50,000 of gross proceeds from the issuance of Convertible Unsecured Promissory Notes. Through the date of these unaudited financial statements, the Company had received $107,500 of gross proceeds from the issuance of the Convertible Unsecured Promissory Notes. (See Note 4 – Debt).

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the three months ended July 31, 2014 and 2013, respectively:

Three Months Ended July 31, 2014

Unrealized Gains
and Losses on
Available-For Sale
Securities
Balance at April 30, 2013	$20,306

Other comprehensive loss before reclassifications	—

Amounts reclassified from accumulated other comprehensive income	(20,306)

Net current period other comprehensive income	$(20,306)

Balance at July 31, 2014	$—

Three Months Ended July 31, 2013

Unrealized Gains
and Losses on
Available-For
Sale
Securities

Balance at April 30, 2013	$33,342

Other comprehensive loss before reclassifications	(4,251)

Amounts reclassified from accumulated other comprehensive loss	—

Net current period other comprehensive loss	(4,251)

Balance at July 31, 2013	$29,091