Form 10-Q
period 2014-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2014-12-12
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-51132

Major League Football, Inc.

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

The number of shares of the registrant’s Common Stock outstanding as of December 12, 2014 was 38,700,009.

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

On July 14, 2014, Major League Football, Inc. f/k/a Universal Capital Management, Inc. (the "Company") entered into and closed a definitive asset purchase agreement ("Asset Purchase Agreement") with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as "Major League Football." Prior to July 14, 2014, the Company's business was to identify and advise in development and market consumer products.

Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our board of directors was expanded, a new management team was appointed, and a number of league consultants were retained by our Company.

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

On November 24, 2014, we changed our name from Universal Capital Management, Inc. to Major League Football, Inc. pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $1,670,923 and $322,925 respectively, for the six months ended October 31, 2014. Additionally, at October 31, 2014, the Company has minimal cash and has a working capital deficit of $855,993, an accumulated deficiency of $12,449,813 and a stockholders' deficiency of $854,893, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at October 31, 2014, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has previously been selling certain available-for-sale marketable equity securities to meet current obligations but has liquidated all such securities during the six months ended October 31, 2014. During the six months ended October 31, 2014, the Company received $372,860 of proceeds from the issuance of convertible unsecured promissory notes. Additionally, the Company recently engaged an investment banking firm and is in the process of discussing financing scenarios relating to assisting with the financial requirements to implement the Company's new business strategy and business plan.

Results of Operations

Three months ending October 31, 2014, compared to the three months ended October 31, 2013

For the three months ended October 31, 2014, we had $20,000 of revenue as compared to revenue of $25,000 for the three months ended October 31, 2013. All of our revenue was comprised of management services under our previous business plan.

Total operating expenses for the three months ended October 31, 2014 were $463,628 as compared to total operating expenses for the three months ended October 31, 2013 of $405,642. The increase from 2013 to 2014 was primarily from a $193,572 increase in amortization of unvested stock options and unvested stock over the vesting period, an increase of $161,537 in general and administrative expenses, primarily related to advertising related to the commencement of the new Major League Football business, offset by a decrease of $296,325 in general and administrative expense.

Other income (expense) for the three months ended October 31, 2014 was $1,855 of expense compared to $19,075 of expense for the three months ended October 31, 2013. The decrease in expense from 2013 to 2014 was comprised primarily of $10,662 of loss from the sale of marketable securities.

As a result of the above, we had a net loss of $465,483 and a net loss of $424,717 for the three months ended October 31, 2014 and 2013, respectively.

For the three months ended October 31, 2014, we had no unrealized losses on available-for-sale marketable equity securities resulting in a total comprehensive loss of $465,483. For the three months ended October 31, 2013, we had a $30,739 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $393,978.

Six months ending October 31, 2014, compared to the six months ended October 31, 2013

For the six months ended October 31, 2014, we had $20,000 of revenue as compared to revenue of $25,000 for the six months ended October 31, 2013. All of our revenue was comprised of management services under our previous business plan.

Total operating expenses for the six months ended October 31, 2014 were $1,767,159 as compared to total operating expenses for the six months ended October 31, 2013 of $880,159. The increase from 2013 to 2014 was primarily from an increase in professional fees related to $782,482 of share based compensation expense for common stock issued to employees and consultants for services provided and $400,000 of asset purchase expense related to the acquisition of MLF assets, offset by a decrease in professional fees of $568,502. Since there was no tangible future cash flows for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense in the statement of operations.

Other income (expense) for the six months ended October 31, 2014 was $76,236 as compared to $86,866 of expense for the six months ended October 31, 2013. The decrease in other expense from 2013 to 2014 was comprised primarily of $62,073 of gain from the issuance of common stock for the settlement of debt and $21,894 of gain from the sale of marketable securities.

As a result of the above, we had a net loss of $1,670,923 and a net loss of $942,025 for the six months ended October 31, 2014 and 2013, respectively.

For the six months ended October 31, 2014, we had no unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $1,670,923. For the six months ended October 31, 2013, we had a $26,488 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $915,537.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the issuance of debt for liquidity and we had $73,198 of cash at October 31, 2014. Consequently, payment of operating expenses will have to come similarly from equity capital or borrowed funds from investors related to our new business plan.

The Company recently engaged an investment banking firm and is in the process of discussing financing scenarios relating to assisting with the financial requirements to implement the Company's new business strategy and business plan. There is no assurance that we will be successful in raising additional equity capital or additional borrowings, or if we can, that we can do so at a price that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

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

During the period covered by this report, we received $372,860 of proceeds from the issuance of convertible unsecured promissory notes. The promissory notes are convertible at the option of the note holder as follows: at the time of the Company's anticipated private offering ("Private Offering") of yet-to-be priced units consisting of Company common stock and warrants ("Units"), for a period of 30 days after the Company delivers to the note holder the offering documents related to the Private Offering, the note holder shall have the right, at its sole discretion, to elect to convert the principal amount of the promissory note, along with all accrued interest, into Units at a 30% discounted rate to the offering price of the Units as described in the offering documents. Also, in addition to any warrant contained in a Unit, the Payee shall be entitled to a one (1) year warrant to purchase up to 35% of the number shares of common stock contained in any Unit converted by Payee pursuant to this provision at a purchase price equal to the Unit's offering price as described in the offering documents divided by the number of shares of common stock contained in such Unit.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and 4(a)(5) of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014).
3.5	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on November 14, 2014).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

December 12, 2014	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2014

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At October 31, 2014	At April 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,198	$1,369
Available-for-sale marketable equity securities	—	20,306
Prepaid expenses	580	83
TOTAL CURRENT ASSETS	73,778	21,758

LONG-TERM ASSETS
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	1,100

TOTAL ASSETS	$74,878	$22,858

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$201,632	$243,823
Accrued expenses	244,446	232,164
State income taxes payable	110,154	109,654
Convertible Unsecured Promissory Notes	372,860	—
Notes payable	—	68,000
Notes payable, related parties	—	133,294
Accrued interest	679	20,573
Accrued interest, related parties	—	109,686

TOTAL CURRENT LIABILITIES	929,771	917,194

CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
No shares issued and outstanding at
October 31, 2014 and April 30, 2014, respectively	$—	$—
Common stock, $0.001 par value, 150,000,000 shares authorized;
31,700,009 and 6,062,487 shares issued and outstanding at
October 31, 2014 and April 30, 2014, respectively	31,700	6,062
Additional paid-in capital	11,563,220	9,858,186
Accumulated deficiency	(12,449,813)	(10,778,890)
Accumulated other comprehensive income	—	20,306

TOTAL STOCKHOLDERS' DEFICIENCY	(854,893)	(894,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$74,878	$22,858

See accompanying unaudited notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenue
Management Services	$—	$—	$20,000	$25,000
Total Revenue	—	—	20,000	25,000

Operating Expenses
Salaries and wages	193,572	2,478	918,067	15,224
Asset purchase expense	—	—	400,000	—
Professional fees	94,889	391,124	248,582	817,084
Insurance	6,841	5,251	14,331	11,251
General and administrative	168,326	6,789	186,179	36,600
Total Operating Expenses	463,628	405,642	1,767,159	880,159

Operating Loss	(463,628)	(405,642)	(1,747,159)	(855,159)

Other Income (Expense)
Tax penalties and interest	(7,168)	(6,696)	(13,782)	(13,166)
Miscellaneous income (expense)	5,992	1,635	6,730	(9,616)
Interest expense	(679)	(3,351)	(679)	(6,955)
Loss on impairment of non-marketable equity securities	—	—	—	(23,500)
Gain (loss) on sale of available-for-sale marketable equity securities	—	(10,663)	21,894	(33,629)
Gain on issuance of common stock in settlement of debt	—		62,073	—
Total Other Income (Expense)	(1,855)	(19,075)	76,236	(86,866)

Net Loss	(465,483)	(424,717)	(1,670,923)	(942,025)

Comprehensive Loss
Unrealized gain on available-for-sale marketable equity securities	—	30,739	—	26,488

Total Comprehensive Loss	$(465,483)	$(393,978)	$(1,670,923)	$(915,537)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.08)	$(0.06)	$(0.18)

Weighted Average Shares - Basic and Diluted	31,700,009	5,297,268	29,331,325	5,102,730

See accompanying unaudited notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,670,923)	$(942,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of available-for-sale marketable equity securities	(21,894)	33,629
Loss on impairment of non-marketable equity securities	—	23,500
Gain on issuance of common stock for exchange of debt	(62,073)	—
Amortization of warrant issued for professional services over vesting period	24,376	—
Amortization of common stock issued for employee services over vesting period	26,130	—
Amortization of stock options issued for consulting services over vesting period	228,205	—
Issuance of common stock for acquisition of Major League Football assets	400,000	—
Stock based compensation expense	782,482	753,750
(Increase) decrease in assets and liabilities:
Prepaid expenses	(497)	496
Accounts payable	(42,192)	(7,350)
State income taxes payable	500	(3,000)
Accrued expenses	12,282	10,166
Accrued payroll and payroll taxes	—	(4,086)
Accrued interest	679	2,426
Accrued interest - related party	—	4,530
Net cash used in operating activities	(322,925)	(127,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	21,894	124,040
Purchase of non-marketable securities	—	(23,500)
Net cash provided by investing activities	21,894	100,540

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	372,860	—
Issuance of stock from private placement, net of fees	—	50,000
Repayment of promissory note - related parties	—	(35,077)
Net cash provided by financing activities	372,860	14,923

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,829	(12,501)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369	14,853
CASH AND CASH EQUIVALENTS - END OF PERIOD	$73,198	$2,352

(Continued)

MAJOR LEAGUE FOOTBALL, INC.

STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the
	Six Months Ended
	October 31,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$6,000
CASH PAID FOR INTEREST	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$—	$26,488
Reclassification of accumulated other comprehensive income	$20,306	$—
Issuance of common stock for exchange of debt	$88,573	$—
Issuance of common stock to related party for exchange of debt	$242,980	$—

See accompanying unaudited notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc., F/K/A Universal Capital Management, Inc. (the "Company", "we", "us", "our") was, until July 13, 2014, engaged in a business to identify and advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold. We did not manufacture any of our products. As of the date of this Form 10-Q report, in connection with these business operations, we have generated limited revenues, do not rely on any principal products and do not sell any internally developed or Company owned products.

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring/summer football league to be known as "Major League Football" ("MLFB").

Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our board of directors was expanded, a new management team was appointed, and a number of league consultants were retained by our Company.

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

On November 12, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to Major League Football, Inc. from Universal Capital Management, Inc. The Certificate of Amendment became effective at 5:00 p.m. EST on November 24, 2014.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $1,670,923 and $322,925 respectively, for the six months ended October 31, 2014. Additionally, at October 31, 2014, the Company has minimal cash and has a working capital deficit of $855,993, an accumulated deficiency of $12,449,813 and a stockholders' deficiency of $854,893, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at October 31, 2014, the Company does not have sufficient cash resources or current assets to pay its obligations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has previously been selling certain available-for-sale marketable equity securities to meet current obligations but has liquidated all such securities during the six months ended October 31, 2014. During the six months ended October 31, 2014, the Company received $372,860 of proceeds from the issuance of convertible unsecured promissory notes. Additionally, the Company recently engaged an investment banking firm and is in the process of discussing financing scenarios relating to assisting with the financial requirements to implement the Company's new business strategy and business plan. See Subsequent Events Note 10.

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as filed with the Securities and Exchange Commission on August 13, 2014. The interim operating results for the six months ending October 31, 2014 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 "Investments – Debt and Equity Securities".

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the fair market value is not readily determinable and the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 325-20 "Cost Method Investments". Non-marketable securities where the Company owns greater than 20% of the investee are accounted for pursuant to ASC topic 323-10 "Investments - Equity Method and Joint Ventures". Non-marketable securities for investments in joint ventures are accounted for pursuant to ASC topic 323-30 "Partnerships, Joint Ventures, Limited Liability Entities"

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, which are included in earnings in the period of disposal, the cost of the securities sold is based on the specific identification method.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $23,500 of impairment charges for securities during the six months ended October 31, 2014 and 2013, respectively.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2014 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for 100% of our revenue for the three months ended October31, 2014 and 2013, respectively. All of the revenue recorded related to our prior business plan.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the six months ended October 31, 2014 and 2013, respectively.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

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

Net Loss per Share of Common Stock

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or issuable during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive for the six months ended October 31, 2014 and 2013, respectively. Therefore, diluted EPS equals basic EPS.

At October 31, 2014, there were warrants to purchase 2,000,000 shares and options to purchase 4,190,000 shares respectively of the Company's common stock which may dilute future earnings per share.

Recently Issued Pronouncements

In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This update requires management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company's financial statements upon adoption.

The Company has evaluated other recent accounting pronouncements and their adoption has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Additionally, other new pronouncements issued but not yet effective until after October 31, 2014 are not expected to have a significant effect on the Company's financial position or results of operations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

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

The Company had no Available-for-sale marketable equity securities at October 31, 2014.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

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

For the six months ended October 31, 2014 and 2013, proceeds from the sales of available-for-sale marketable equity securities were $21,894 and $124,040. For the six months ended October 31, 2014, gross realized gains were $21,894 and for the six months ended October 31, 2013, gross realized losses were $33,629. At October 31, 2014, there is no net unrealized holding gain or loss on available-for-sale marketable equity securities as compared to a $20,306 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2014. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the six months ended October 31, 2014 and 2013, the Company recognized zero and $23,500 for the impairment of non-marketable equity securities, respectively.

At October 31, 2014, we had no financial assets to be categorized in the fair value hierarchy for ASC 820-10.

NOTE 4 – DEBT

Notes payable consists of the following:

	October 31, 2014	April 30, 2014
Notes payable
Promissory notes payable – Principal due and payable on demand.	$—	$8,000

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand.	—	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30, 2010	—	10,000

Total Notes payable	$—	$68,000

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand.	$—	$133,294

Total Notes payable, related party	$—	$133,294

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 4 – DEBT (CONTINUED)

Effective July 14, 2014, the Company granted 1,987,872 shares of its common stock based on the settlement of $331,553 in debt (principal and accrued interest). The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $232,159. 1,457,874 shares of common stock were granted to a related party and as a result, $170,086 was charged to additional paid in capital instead of a gain on the settlement of debt. The remaining gain in the amount of $62,073, was recorded to the statement of operations.

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

During the six months ended October 31, 2014, the Company had received $372,860 of gross proceeds from the issuance of the Convertible Unsecured Promissory Notes to third parties. See Subsequent Events Note 10.

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

On July 14, 2014, the Company's board of directors approved the 2014 Employee Stock Plan ("2014 Plan") and authorized 10,000,000 shares of its common stock shall be set aside and reserved for issuance pursuant to the 2014 Plan, subject to adjustments as may be required in accordance with the terms of the 2014 Plan. The 2014 Plan was subsequently approved by the Company's stockholders on November 11, 2014. The 2014 Plan has a term of 10 years and no Option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the Award Agreement. If for any reason other than death or disability, an Optionee of the 2014 Plan who at time of the grant of an Option under the 2014 Plan was an Employee ceases to be an Employee (such event being called a "Termination"), Options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the Option would result in liability for the Optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which Optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option).

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed immediately to compensation expense. The remaining 3,050,000 stock options will be re-measured by the Company each period and the calculated expense will be recorded over the vesting period of three to four years. As a result of our analysis, the amortization expense for the 3,050,000 stock options recorded for the period from July 14, 2014 to October 31, 2014 is $228,205.

The Company used the following in the calculation:

Stock Price (re-measurement date of October 31, 2014)	$0.80
Exercise Price	$0.05
Expected Term (between vesting period and term of stock options)	9.70 years
Volatility	214%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

The following tables summarize all stock option activity of the Company since April 30, 2014:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014 – all related to 2006 Plan	40,000	$1.00	4.82	$—
Issued July 14, 2014 under 2014 Plan	4,150,000	$0.05	9.66	$—
Outstanding, October 31, 2014	4,190,000	$0.06	9.66	$—

There were no stock options that expired during the six months ended October 31, 2014 and 2013.

Effective July 14, 2014, the Company granted 2,000,000 warrants to purchase common stock to a consultant for services provided. The exercise price of the warrant is $0.01 per share and has an exercise period of one year. The Company evaluated the stock warrant in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of July 14, 2014 was $81,624 and the amortization expense recorded for the period from July 14, 2014 to October 31, 2014 is $24,375.

The Company used the following in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.01
Expected Term (between vesting period and term of stock options)	0.5 year
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all warrant activity of the Company since April 30, 2014:

Stock Warrants Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014	—	$—	—	$—
Issued July 14, 2014	2,000,000	$0.01	1.00	$80,000
Outstanding October 31, 2014	2,000,000	$0.01	0.70	$1,580,000

There were no warrants that expired during the six months ended October 31, 2014.

NOTE 6 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of October 31, 2014, 31,700,009 shares were issued and outstanding. Additionally, there are 7,000,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 7,000,000 unvested shares of common stock are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 2,000,000 of the shares, the right to vote. See Note 10 – Subsequent Events.

Common Stock Issued

On July 14, 2014 the Company entered into and closed a definitive Asset Purchase Agreement with MLFB and pursuant to the terms of the Asset Purchase Agreement, the Company issued MLFB 8,000,000 shares of its common stock in exchange for assets of MLFB primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property pertaining to the development of the league. The 8,000,000 shares were valued at $0.05 per share, the quoted market price on the acquisition date for a total value of $400,000. Since there was no tangible future cash flows for the acquired tangible and intangible assets of MLFB, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense in the statement of operations.

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal installments over a 4 year employment period. The 12,000,000 vested shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in $600,000 of stock based compensation expense in the statement of operations. The remaining 7,000,000 shares valued at $0.05 per share or $350,000 are being amortized to stock based compensation expense over the vesting period.

On July 14, 2014, the Company granted 2,649,642 shares of its common stock for prior professional and employee services provided to the Company. The shares of common stock were granted at a contractually agreed value of $0.01 per share and were vested immediately. The shares of common stock were valued for accounting purposes at $0.05 per share, the quoted market price on the date of grant and resulted in $132,482 of stock based compensation expense as all of the shares were vested on the date of grant. The 2,649,642 shares issued included 100,000 shares to Stradley, Ronon Stevens & Young, LLP ("Stradley"), a law firm that has a Consent of Judgment against the Company in the amount of $166,129. The Company is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 8 – Contingencies).

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 6 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

On July 14, 2014, the Company granted 1,987,872 shares of its common stock in settlement of $331,553 in debt, including principal and accrued interest. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a total gain on the exchange of debt in the amount of $232,159. The 1,987,872 shares of common stock included 1,457,874 shares granted to a related party and as a result, $170,086 of the gain was charged to additional paid in capital. The remaining gain, in the amount of $62,073, was recorded as a gain on the settlement of debt in the statement of operations.

On July 14, 2014, the Company granted 1,000,000 shares of its common stock pursuant to the 2014 Employee Stock Plan The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and were vested immediately. Accordingly, the Company recorded $50,000 of compensation expense in the statement of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 14, 2014, the Company granted 1,457,874 shares of its common stock in exchange for canceling $242,980 in debt, including principal and accrued interest. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $170,086 and this amount was charged to additional paid in capital in the balance sheet.

NOTE 8 – CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2013. In addition to 80,000 shares of common stock the Company previously issued to Stradley, on July 14, 2014, the Company issued an additional 100,000 shares of common stock to Stradley and is in discussions with Stradley to resolve the Judgment and anticipates a resolution in the near future. (See Note 6 – Capital Share Transactions).

Unpaid Taxes and Penalties

At October 31, 2014, the Company owed the State of Delaware approximately $110,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $244,000. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at October 31, 2014. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the six months ended October 31, 2014 and 2013, respectively:

Six Months Ended October 31, 2014

Unrealized Gains
and Losses on
Available-For-Sale
Securities
Balance at April 30, 2013	$20,306

Other comprehensive loss before reclassifications	—

Amounts reclassified from accumulated other comprehensive income	(20,306)

Net current period other comprehensive income	$(20,306)

Balance at October 31, 2014	$—

Six Months Ended October 31, 2013

Unrealized Gains
and Losses on
Available-For-Sale
Securities

Balance at April 30, 2013	$33,342

Other comprehensive income before reclassifications	26,488

Amounts reclassified from accumulated other comprehensive loss	—

Net current period other comprehensive income	26,488

Balance at October 31, 2013	$59,830

NOTE 10 – SUBSEQUENT EVENTS

On November 12, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to Major League Football, Inc. The Certificate of Amendment became effective at 5:00 p.m. EST on November 24, 2014. The Company continues to trade under the ticker symbol "MLFB."

Effective November 24, 2014, the Company engaged an investment banking firm as a consultant relating to assisting with the financial requirements to implement the Company's new business strategy and business plan. Upon the execution of the agreement, the Company paid the consultant a $25,000 cash retainer that will be offset against any other fees paid under the agreement. The agreement includes a cash fee payment to the consultant equal to eight percent (8%) for any equity financing received by the Company and a warrant to purchase the Company's $0.001 par value common stock equal to eight percent (8%) of any equity or debt securities issued by the Company. The warrant will have an exercise price equal to the same price as the securities that were issued, have an exercise period of five (5) years and have a cashless or net exercise option. The term of the agreement is twelve (12) months.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2014

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services primarily related to shareholder information and public relations. The term of the agreement is six (6) months. As compensation for the agreement, the Company will issue the consultant 250,000 shares of its $0.001 par value common stock for a purchase price of $250 or $0.01 per share and pay the consultant a monthly cash fee of $2,500. As of the date of filing this Form 10-Q, the purchase price of $250 for the 250,000 shares of common stock had not been paid by the consultant.

On November 11, 2014, pursuant to a Special Meeting of the Company, a majority of the Company’s stockholders (i) voted to remove Thomas A. Marino from the Company’s Board of Directors for cause. Mr. Marino served as the Company’s Executive Chairman of the Board; and (ii) voted to elect Mr. Richard Smith as a member of the Company’s Board of Directors to fill the vacancy created by Mr. Marino’s removal.

On December 2, 2014 the Company’s Board of Directors appointed Jerome R. Vainisi to serve as Chief Executive Officer commencing in January 2015 upon such date that the Company and Mr. Vainisi finalize Mr. Vainisi’s employee agreement.

In exchange for serving as the Company’s Chief Executive Officer, Mr. Vainisi shall receive as compensation, among other things, an option to purchase up to 3,000,000 shares of the Company’s common stock at the strike price of $0.90 per share. 250,000 options will vest upon finalization of the employment agreement between Mr. Vainisi and the Company and the remaining options will vest in equal quarterly installments in the amount of 250,000 options over a three year period. The option grant was made pursuant to the registrant’s 2014 Employee Stock Plan and is subject to the terms of the Plan’s standard stock option agreement. The Company expects to finalize Mr. Vainisi’s employee agreement in January 2015.

The Company evaluated the stock option grant to Mr. Vainisi in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock options issuance on the grant date of December 2, 2014 was $2,759,631, using the simplified method, and will be amortized ratable over the 10 year term of the option.

The Company used the following in the calculation:

Stock Price (grant date)	$0.95
Exercise Price	$0.90
Expected Term (between vesting period and term of stock options)	5 years
Volatility	191%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%