Form 10-Q
period 2015-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2015-03-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2015 was 39,341,869.

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

On July 14, 2014, Major League Football, Inc. f/k/a Universal Capital Management, Inc. (the "Company") entered into and closed a definitive asset purchase agreement ("Asset Purchase Agreement") with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring football league to be known as "Major League Football." Prior to July 14, 2014, the Company's business was to identify and advise in development and market consumer products.

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

We are seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

On November 24, 2014, we changed our name from Universal Capital Management, Inc. to Major League Football, Inc. pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $2,022,251 and $437,001 respectively, for the nine months ended January 31, 2015. Additionally, at January 31, 2015, the Company has minimal cash and has a working capital deficit of $1,009,857, an accumulated deficiency of $12,801,141 and a stockholders' deficiency of $1,008,757, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at January 31, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

The Company has previously been selling certain available-for-sale marketable equity securities to meet current obligations but has liquidated all such securities during the nine months ended January 31, 2015. During the nine months ended January 31, 2015, the Company received $403,560 of proceeds from the issuance of convertible unsecured promissory notes. Additionally, in November 2014 the Company engaged an investment banking firm to assist the Company with raising the initial capital to implement the Company's MLFB business strategy and business plan.

Results of Operations

Three months ending January 31, 2015, compared to the three months ended January 31, 2104

For the three months ended January 31, 2015 and 2014, we had no revenue.  As discussed previously, the Company has transitioned to a different business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in March 2016.

Total operating expenses for the three months ended January 31, 2015 were $348,337 as compared to total operating expenses for the three months ended January 31, 2014 of $11,149. The increase from 2014 to 2015 was primarily from an $187,074 increase in general and administrative expenses, primarily related to internet and web based advertising related to the commencement of the new Major League Football business.  Additionally, the increase from 2014 to 2015 included an increase of $168,261 in professional fees, primarily related to consulting service agreements for services provided by the management of the Company and the amortization of unvested stock granted to consultants previously over the vesting period.

Other income (expense) for the three months ended January 31, 2015 was $2,991 of expense compared to $9,875 of expense for the three months ended January 31, 2014. The decrease in expense from 2014 to 2015 was comprised primarily of a $7,118 decrease in tax penalties and interest related to an adjustment for amounts owed to the Internal Revenue Service.

As a result of the above, we had a net loss of $351,328 and a net loss of $21,024 for the three months ended January 31, 2015 and 2014, respectively.

For the three months ended January 31, 2015, we had no unrealized losses on available-for-sale marketable equity securities resulting in a total comprehensive loss of $351,328. For the three months ended January 31, 2014, we had a $9,985 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $31,009.

Nine months ending January 31, 2015, compared to the nine months ended January 31, 2014

For the nine months ended January 31, 2015, we had $20,000 of revenue as compared to revenue of $25,000 for the nine months ended January 31, 2014. All of our revenue was comprised of management services under our previous business plan.

Total operating expenses for the nine months ended January 31, 2015 were $2,115,496 as compared to total operating expenses for the nine months ended January 31, 2014 of $891,308. The increase from 2014 to 2015 was primarily from an increase in professional fees related to $782,482 of share based compensation expense for common stock issued to employees and consultants for services provided and $400,000 of asset purchase expense related to the acquisition of MLF assets, offset by a decrease in professional fees of $400,241. Since there was no tangible future cash flows for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense in the statement of operations.  Additionally, general and administrative expenses increased by $336,653 from 2014 to 2015, primarily related to internet and web based advertising related to the commencement of the new Major League Football business.

Other income (expense) for the nine months ended January 31, 2015 was $73,245 of income as compared to $96,741 of expense for the nine months ended January 31, 2014. The change from 2014 to 2015 was comprised primarily of $62,073 of gain in 2015 from the issuance of common stock for the settlement of debt, $21,894 of gain from the sale of marketable securities in 2015 as compared to a $34,174 of loss from the sale of marketable securities in 2014, and no loss from the impairment of non-marketable equity securities in 2015 compared to $23,500 of impairment loss in 2014.

As a result of the above, we had a net loss of $2,022,251 and a net loss of $963,049 for the nine months ended January 31, 2015 and 2014, respectively.

For the nine months ended January 31, 2015, we had no unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $2,022,251. For the nine months ended January 31, 2014, we had a $16,503 unrealized gain on available-for-sale marketable equity securities resulting in a total comprehensive loss of $946,546.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the issuance of debt for liquidity and we had $5,072 of cash at January 31, 2015. Consequently, payment of operating expenses will have to come similarly from equity capital or borrowed funds from investors related to our MLFB business plan. The Company engaged an investment banking firm in November 2014 to assist the Company with raising the initial capital to implement the Company's MLFB business strategy and business plan. There is no assurance that we will be successful in raising additional equity capital or additional borrowings, or if we can, that we can do so at a price that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

The Company plans to hire a full time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its business plan.

Changes in Internal Control Over Financial Reporting.

No change in our Company's internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we received $30,700 of proceeds from the issuance of convertible unsecured promissory notes. The promissory notes are convertible at the option of the note holder as follows: at the time of the Company's anticipated private offering ("Private Offering") of yet-to-be priced units consisting of Company common stock and warrants ("Units"), for a period of 30 days after the Company delivers to the note holder the offering documents related to the Private Offering, the note holder shall have the right, at its sole discretion, to elect to convert the principal amount of the promissory note, along with all accrued interest, into Units at a 30% discounted rate to the offering price of the Units as described in the offering documents. Also, in addition to any warrant contained in a Unit, the Payee shall be entitled to a one (1) year warrant to purchase up to 35% of the number shares of common stock contained in any Unit converted by Payee pursuant to this provision at a purchase price equal to the Unit's offering price as described in the offering documents divided by the number of shares of common stock contained in such Unit. On February 24, 2015, the Company provided an additional conversion provision to all of the holders of the promissory notes since the Company does not presently intend to commence a Private Offering of Units as defined above. The additional provisions provide the holders of the promissory notes (i) the right to convert the principal, along with all interest thereon, into shares of the Company’s common stock at the conversion price of $0.52 per share, and (ii) a one (1) year warrant to purchase up to 100% of the number of shares obtained upon conversion of the promissory note at the purchase price of $1.00 per share.

During the period covered by this report, we issued 250,000 shares of our common stock to a consulting firm for a purchase price of $250 or $0.001 per share, pursuant to the terms of a consulting agreement.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and 4(a)(5) of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014).
3.2	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on November 14, 2014).
3.3	Amendment to Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on February 2, 2015).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101

The following unaudited financial information from Universal Capital Management, Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements Of Operations And Comprehensive Income (Loss); (iii) Statements Of Cash Flows; and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

March 13, 2015	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2015

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At	At
	January 31,	April 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,072	$1,369
Available-for-sale marketable equity securities	—	20,306
Prepaid expenses	150,332	83
TOTAL CURRENT ASSETS	155,404	21,758

LONG-TERM ASSETS
Rent deposit	1,100	1,100
TOTAL LONG-TERM ASSETS	1,100	1,100

TOTAL ASSETS	$156,504	$22,858

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$343,422	$243,823
Accounts payable – related parties	60,000	—
Accrued expenses	241,548	232,164
State income taxes payable	110,154	109,654
Convertible unsecured promissory notes	403,560	—
Notes payable	—	68,000
Notes payable, related parties	—	133,294
Accrued interest	6,577	20,573
Accrued interest, related parties	—	109,686

TOTAL CURRENT LIABILITIES	1,165,261	917,194

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; No shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively	$—	$—
Common stock, $0.001 par value, 150,000,000 shares authorized; 32,250,009 and 6,062,495 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively	32,250	6,062
Additional paid-in capital	11,760,134	9,858,186
Accumulated deficiency	(12,801,141)	(10,778,890)
Accumulated other comprehensive income	—	20,306

TOTAL STOCKHOLDERS' DEFICIENCY	$(1,008,757)	$(894,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$156,504	$22,858

See accompanying unaudited notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Revenue
Management Services	$—	$—	$20,000	$25,000
Total Revenue	—	—	20,000	25,000

Operating Expenses
Salaries and wages	(18,410)	95	899,657	15,319
Asset purchase expense	—	—	400,000	—
Professional fees	171,322	3,061	419,904	820,145
Insurance	4,619	4,261	18,950	15,512
General and administrative	190,806	3,732	376,985	40,332
Total Operating Expenses	348,337	11,149	2,115,496	891,308

Operating Loss	(348,337)	(11,149)	(2,095,496)	(866,308)

Other Income (Expense)
Tax penalties and interest	1,073	(6,045)	(12,709)	(19,211)
Miscellaneous income (expense)	1,834	(1)	8,564	(9,618)
Interest expense	(5,898)	(3,283)	(6,577)	(10,238)
Loss on impairment of non-marketable equity securities	—	—	—	(23,500)
Gain (loss) on sale of available-for-sale marketable equity securities	—	(546)	21,894	(34,174)
Gain on issuance of common stock in settlement of debt	—		62,073	—
Total Other Income (Expense)	(2,991)	(9,875)	73,245	(96,741)

Net Loss	(351,328)	(21,024)	(2,022,251)	(963,049)

Comprehensive Loss
Unrealized gain (loss) on available-for-sale marketable equity securities	—	(9,985)	—	16,503

Total Comprehensive Loss	$(351,328)	$(31,009)	$(2,022,251)	$(946,546)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)	$(0.09)	$(0.18)

Weighted Average Shares - Basic and Diluted	31,999,466	6,062,495	21,674,868	5,422,658

See accompanying unaudited notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,022,251)	$(963,049)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of available-for-sale marketable equity securities	(21,894)	34,175
Loss on impairment of non-marketable equity securities	—	23,500
Gain on issuance of common stock for exchange of debt	(62,073)	—
Amortization of prepaid consulting over the service period	75,000	—
Amortization of common stock issued for employee services over vesting period	48,185	—
Amortization of stock options issued for consulting services over vesting period	187,740	—
Issuance of common stock for acquisition of Major League Football assets	400,000	—
Stock based compensation expense	782,482	753,750
(Increase) decrease in assets and liabilities:
Prepaid expenses	(249)	744
Accounts payable	109,598	(6,014)
Accounts payable – related parties	60,000	—
State income taxes payable	500	(4,500)
Accrued expenses	9,384	14,710
Accrued payroll and payroll taxes	—	(4,086)
Accrued interest	6,577	3,640
Accrued interest - related party	—	6,599
Net cash used in operating activities	(437,001)	(140,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	21,894	135,822
Purchase of non-marketable securities	—	(23,500)
Net cash provided by investing activities	21,894	112,322

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	403,560	—
Issuance of common stock from exercise of warrants	15,000	—
Issuance of common stock issued for professional services	250	—
Issuance of stock from private placement, net of fees	—	50,000
Repayment of promissory note - related parties	—	(36,376)
Net cash provided by financing activities	418,810	13,624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,703	(14,585)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369	14,853
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,072	$268

(Continued)

MAJOR LEAGUE FOOTBALL, INC.

STATEMENT OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$9,000
CASH PAID FOR INTEREST	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$—	$16,503
Reclassification of accumulated other comprehensive income	$20,306	$—
Issuance of common stock for exchange of debt	$88,573	$—
Issuance of common stock to related party for exchange of debt	$242,980	$—
Issuance of common stock to consultant for professional services	$225,000	$—

See accompanying unaudited notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

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

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring football league to be known as "Major League Football" ("MLFB").

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

We are seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $2,022,251 and $437,001 respectively, for the nine months ended January 31, 2015. Additionally, at January 31, 2015, the Company has minimal cash and has a working capital deficit of $1,009,857, an accumulated deficiency of $12,801,141 and a stockholders' deficiency of $1,008,757, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at January 31, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has previously been selling certain available-for-sale marketable equity securities to meet current obligations but has liquidated all such securities during the nine months ended January 31, 2015. During the nine months ended January 31, 2015, the Company received $403,560 of proceeds from the issuance of convertible unsecured promissory notes. Additionally, the Company engaged an investment banking firm in November 2014 to assist the Company with raising the initial capital to implement the Company's MLFB business strategy and business plan. See Subsequent Events Note 10.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company's ability to obtain additional financing to implement its MLFB business plan and achieve a level of profitability. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as filed with the Securities and Exchange Commission on August 13, 2014. The interim operating results for the nine months ending January 31, 2015 are not necessarily indicative of operating results expected for the full year.

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

JANUARY 31, 2015

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles ("GAAP") requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments. The Company recorded zero and $23,500 of impairment charges for securities during the nine months ended January 31, 2015 and 2014, respectively.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2015, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Innovation Industries accounted for 100% of our revenue for the nine months ended January 31, 2015 and 2014, respectively. All of the revenue recorded related to our prior business plan.

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

JANUARY 31, 2015

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Product revenue

We recognize revenue from product sales in accordance with ASC 605 — Revenue Recognition. Following agreements or orders from customers, we ship product to our customers often through a third party facilitator. Revenue from product sales is only recognized when substantially all the risks and rewards of ownership have transferred to our customers, the selling price is fixed and collection is reasonably assured. Typically, these criteria are met when our customers order is received by them and we receive acknowledgment of receipt by a third party shipper. We had no product revenue for the nine months ended January 31, 2015 and 2014, respectively.

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

JANUARY 31, 2015

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

At January 31, 2015, there were outstanding stock options to purchase 2,840,000 shares respectively of the Company's common stock which may dilute future earnings per share.  See Note 10 – Subsequent Events.

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

The Company has evaluated other recent accounting pronouncements and their adoption has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Additionally, other new pronouncements issued but not yet effective until after January 31, 2015 are not expected to have a significant effect on the Company's financial position or results of operations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

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

Accordingly, we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. Our ability to obtain additional financing from other sources depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Our Company intends on financing its future development activities and its working capital needs largely from the sale of debt and equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

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

The Company had no Available-for-sale marketable equity securities at January 31, 2015.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 3 – INVESTMENTS (CONTINUED)

At January 31, 2015, we had no financial assets to be categorized in the fair value hierarchy for ASC 820-10.

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

For the nine months ended January 31, 2015 and 2014, proceeds from the sales of available-for-sale marketable equity securities were $21,894 and $135,822. For the nine months ended January 31, 2015, gross realized gains were $21,894 and for the nine months ended January 31, 2014, gross realized losses were $34,175.  At January 31, 2015, there is no net unrealized holding gain or loss on available-for-sale marketable equity securities as compared to a $20,306 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2014. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the nine months ended January 31, 2015 and 2014, the Company recognized zero and $23,500 for the impairment of non-marketable equity securities, respectively.

NOTE 4 – DEBT

Convertible notes and notes payable consists of the following:

	January 31, 2015	April 30, 2014

Convertible unsecured promissory notes
Unsecured convertible promissory notes payable – Interest accrued at
4% and principal and interest due 9 months from the issuance date.	$403,560	$—

Total Convertible unsecured notes	$403,560	$—

Notes payable
Promissory notes payable – Principal due and payable on demand.	$—	$8,000

Notes payable, related party. Interest accrued at 8.0%
beginning on October 19, 2009 Principal and interest
payable on demand.	—	50,000

Promissory notes payable, related party. Interest accrued at
5.0% per annum. Principal and interest due September 30, 2010	—	10,000

Total Notes payable	$—	$68,000

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 4 – DEBT (CONTINUED)

	January 31, 2015	April 30, 2014
Notes payable, related party
Notes payable, related party. Interest accrued at 8.0%
beginning on November 1, 2008. Principal and interest
payable on demand.	$—	$133,294

Total Notes payable, related party	$—	$133,294

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

During the nine months ended January 31, 2015, the Company had received $403,560 of gross proceeds from the issuance of the convertible unsecured promissory notes to third parties. See Note 10 - Subsequent Events.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stockholder's stock grant agreement. The exercise price of the stock options to purchase shares of common stock is $0.05 per share.

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 would vest over a period of three to four years based upon the specific consulting Non-Employees agreement. The Company evaluated the stock options in accordance with ASC 505, Stock Compensation - n, and utilized the Black Scholes method to determine valuation.

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed immediately to compensation expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance outstanding of vested stock options as of January 31, 2015 of 800,000.

The remaining 3,050,000 stock options are being re-measured by the Company each period and the calculated expense is recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled in relation to the termination of the underlying consulting agreements providing services for the Company.  Accordingly, the Company reversed $60,308 of amortization expense previously recorded.  As a result of our revised analysis, the amortization expense for the remaining 2,000,000 unvested stock options recorded for the period from July 14, 2014 to January 31, 2015 is $132,740.

The Company used the following in the calculation:

Stock Price (re-measurement date of January 31, 2015)	$0.50
Exercise Price	$0.05
Expected Term (between vesting period and term of stock options)	9.40 years
Volatility	399%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

The following tables summarize all stock option activity of the Company since April 30, 2014:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014 – all related to 2006 Plan	40,000	$1.00	4.82	$—
Issued July 14, 2014 under 2014 Plan	4,150,000	$0.05	9.40	$—
Exercised under 2014 Plan	(300,000)	$0.05	—
Canceled under 2014 Plan	(1,050,000)	0.05	—	—
Outstanding, January 31, 2015	2,840,000	$0.06	9.40	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

Effective July 14, 2014, the Company granted 2,000,000 warrants to purchase common stock to a consultant for services provided. The exercise price of the warrant is $0.01 per share and has an exercise period of one year. The Company evaluated the stock warrant in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of July 14, 2014 was $81,624 to be amortized over the exercise period of one year.

The Company used the following in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.01
Expected Term (between vesting period and term of stock options)	0.5 year
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

Effective January 1, 2015 the consultant executed a rescission agreement with the Company terminating the consulting agreement and canceling the warrant issuance.  Accordingly, the Company reversed the $24,376 of amortization expense recorded previously.

The following tables summarize all warrant activity of the Company since April 30, 2014:

Stock Warrants Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014	—	$—	—	$—
Issued July 14, 2014	2,000,000	$0.01	1.00	$80,000
Canceled January 1, 2015	(2,000,000)	0.01	—	—
Outstanding January 31, 2015	—	$—	—	$—

NOTE 6 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of January 31, 2015, 32,250,009 shares were issued and outstanding. Additionally, there are 7,000,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 7,000,000 unvested shares of common stock are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 2,000,000 of the shares, the right to vote.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 6 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

Common Stock Issued

On July 14, 2014 the Company entered into and closed a definitive Asset Purchase Agreement with MLFB and pursuant to the terms of the Asset Purchase Agreement, the Company issued MLFB 8,000,000 shares of its common stock in exchange for the assets of MLFB, primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property pertaining to the development of the league. The 8,000,000 shares were valued at $0.05 per share, the quoted market price on the acquisition date for a total value of $400,000. Since there was no tangible future cash flows for the acquired tangible and intangible assets of MLFB, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense in the statement of operations.

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

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services primarily related to shareholder information and public relations. The term of the agreement is six (6) months. As compensation for the agreement, the Company issued the consultant 250,000 shares of its $0.001 par value common stock for a purchase price of $250 or $0.001 per share and will pay the consultant a monthly cash fee of $2,500. On January 19, 2015, the consultant paid the $250 purchase price and the 250,000 shares of common stock were issued to the Consultant.  The Company evaluated the stock issuance in accordance with in accordance with ACS 505 – Equity and based upon the quoted market price of $0.90 on the date of grant, the Company determined the valuation to be $225,000. The $225,000 of valuation is being amortized to consulting expense over the 6 month term of the consulting agreement. During the three month period ending January 31, 2015, the Company recorded $75,000 of consulting expense amortized over the service period.

Effective January 28, 2015, a consultant with vested stock options granted under the 2014 Plan exercised 300,000 stock options and paid a cash purchase price of $0.05 per share or $15,000 to the Company.  Accordingly, the shares were issued by the Company to the Consultant.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

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

During the three months ended January 31, 2015, the Company recorded $60,000 of compensation for its management in accordance with executed management service agreements.  At January 31, 2015, this amount was unpaid and is recorded as accounts payable – related parties in the accompanying unaudited financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2013. In addition to previously issued 80,000 shares of common stock, on July 14, 2014, the Company issued 100,000 shares of common stock to Stradley and previously issued 80,000 shares of common stock to Stradley and is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 6 – Capital Share Transactions).

Unpaid Taxes and Penalties

At January 31, 2015, the Company owed the State of Delaware approximately $110,000 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $242,000. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at January 31, 2015. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

Effective November 24, 2014, the Company engaged an investment banking firm as a consultant relating to assisting with the financial requirements to implement the Company's new business strategy and business plan. Upon the execution of the agreement, the Company paid the consultant a $25,000 cash retainer and will be offset against any other fees paid under the agreement. The agreement includes a cash fee payment to the consultant equal to eight percent (8%) for any equity financing received by the Company and a warrant to purchase the Company's $0.001 par value common stock equal to eight percent (8%) of any equity or debt securities issued by the Company. The warrant will have an exercise price equal to the same price as the securities that were issued, have an exercise period of five (5) years and have a cashless or net exercise option. The term of the agreement is twelve (12) months.  As of the date of these unaudited financial statements, no cash proceeds from any equity financing had been obtained by the Company and therefore no warrants were issuable to the consultant.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the nine months ended January 31, 2015 and 2014, respectively:

Unrealized Gains
and Losses on
Nine Months Ended January 31, 2015	Available-For-Sale
Securities
Balance at April 30, 2014	$20,306

Other comprehensive loss before reclassifications	—

Amounts reclassified from accumulated other comprehensive income	(20,306)

Net current period other comprehensive income	$(20,306)

Balance at January 31, 2015	$—

Unrealized Gains
and Losses on
Nine Months Ended January 31, 2014	Available-For-Sale
Securities

Balance at April 30, 2013	$33,342

Other comprehensive income before reclassifications	16,503

Amounts reclassified from accumulated other comprehensive loss	—

Net current period other comprehensive income	16,503

Balance at January 31, 2014	$49,845

NOTE 10 – SUBSEQUENT EVENTS

On December 9, 2014, the Company disclosed that on December 2, 2014 the Board of Directors appointed Jerome R. Vainisi to serve as Chief Executive Officer commencing in January 2015 upon such date that Mr. Vainisi’s employee agreement was finalized. As of the date of these unaudited financial statements, the Company and Mr. Vainisi have not yet finalized the employee agreement and Mr. Vainisi has not commenced serving as the Chief Executive Officer. The Company projects that the agreement will be finalized and Mr. Vainisi will commence serving as the Chief Executive Officer during March or April 2015.

On February 24, 2015, the Company granted Mr. Vainisi an option to purchase up to 3,000,000 shares of common stock at the strike price of $0.30 per share.  Additionally, on February 24, 2015, the Company cancelled the previously announced option it granted to Mr. Vainisi to purchase up to 3,000,000 shares of common stock at the strike price of $0.90 per share.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2015

NOTE 10 – SUBSEQUENT EVENTS (Continued)

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan and its standard Non-statutory Stock Option Agreement relating thereto, the Company issued to its other employees options to purchase up to 2,650,000 shares of common stock at an exercise price equal to $0.30 per share. The options vest over a period of 2-4 years and all of the options expire on February 23, 2025.

As a result, a total of 5,650,000 stock options were granted on February 24, 2015 to employees and consultants. The Company evaluated the stock option grants in accordance with ASC 718, Stock Compensation, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock options issuance on the grant date of February 24, 2015 was $2,642,735, using the simplified method, and will be amortized ratably over the 10 year term of the option.

The Company used the following in the calculation:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Term (between vesting period and term of stock options)	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

On February 24, 2015, the Company issued to certain of its consultants and professional service providers warrants to purchase up to 1,550,000 shares of common stock at an exercise price equal to $0.01 per share. The warrants expire on February 23, 2020.

The Company evaluated the stock warrants in accordance with ASC 505-50, Stock Compensation – Equity Based Payments to Non-Employees, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of February 24, 2015 was $724,629 to be amortized over the exercise period of five years.

The Company used the following in the calculation:

Stock Price (grant date)	$0.47
Exercise Price	$0.01
Expected Term (between vesting period and term of stock options)	2.5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (1 year T-bill rate)	0.11%

On February 24, 2015, the Company provided additional conversion provisions to the holders of the convertible unsecured promissory notes at 4% discussed previously under Note 4 – Debt.  The additional provisions provide the holders of the notes (i) the right to convert the principal, along with all interest thereon, into shares of the registrant’s common stock at the conversion price of $0.52 per share, and (ii) a one (1) year warrant to purchase up to 100% of the number of shares obtained upon conversion of the note at the exercise price of $1.00 per share.