Form 10-K
period 2015-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2015-08-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51132

Major League Football, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	20-1568059 (I.R.S. Employer Identification No.)

6230 University Parkway, Suite 301, Lakewood Ranch, Florida (Address of principal executive offices)	34240 (Zip Code)

Registrant’s telephone number, including area code: (774) 213-1995

Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each Exchange on which registered None

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐  No ☑

As of October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,797,194. Such aggregate market value was computed by reference to the closing price of $.80 per share for the registrant’s common stock on the OTC on that date.

The number of shares of the registrant’s common stock issued and outstanding as of August 13, 2015 was 40,440,009.

i

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

ii

PART I

Item 1.	Business.

Major League Football, Inc. (the “Company,” “we,” “our” or “us”) is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

Our Company History

On July 14, 2014 our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a company formed in 2009, to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB”). Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our Board of Directors was expanded, a new management team was appointed, and a number of league consultants were retained by our Company. On November 24, 2014, we changed our name to Major League Football, Inc. from Universal Capital Management, Inc.

Prior to July 13, 2014, our primary business was to identify and advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold.

On June 5, 2014, we amended our certificate of incorporation to (i) effect a one-for-five (1:5) reverse split of our common stock; (ii) fix the number of authorized shares of common stock after the reverse split at one hundred and fifty million (150,000,000) shares of common stock; and (iii) authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share, to be issued in series, and all properties of the preferred stock to be determined by our Board of Directors.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240. Our telephone number is (774) 213-1995. Our Internet website is located at: www.mlfb.com.

Our Plan of Business

We are seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Our anticipated launch is March 2016. We intend to fill a void by establishing teams in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

We expect that we will need new financing over the next 12 months in order to position our Company for its anticipated launch in March 2016. Specifically, we anticipate that we will need to raise approximately $35 million prior to September/October 2015 and subsequently, commence another offering or offerings to raise an additional $50 million to cover our operating expenses through the end of 2017.

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, dominant independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

•

centralized contracting for player’s services that results in controlled player payrolls without violating antitrust laws

•

greater parity among teams

•

focus on the bottom line, and

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

MLFB Market Opportunity

Major League Football intends to establish a brand that is fan-friendly, exciting, affordable and interactive, but most importantly provides consumers real value for their sports dollars. MLFB will underscore the fans’ access to team members, coaches, league officials and other fans, something no other existing or previous football league has ever delivered to its’ viewing audience. Although Major League Football’s ticket pricing will be a fraction to that of the established professional leagues (NBA, MLB, NHL and NFL), its’ ultimate goal will be to offer its’ fans an incomparable value-added experience for their entertainment dollar.

Additionally, as a result of a carefully crafted study, we will not locate teams in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity. By positioning teams in prime emerging and under-represented markets throughout the contiguous 48 states (including potentially placing teams in the top two metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by sports fans throughout the US, many of whom are already experiencing post Super Bowl withdrawal. Of equal or greater importance to Major League Football is the fact that both established and peripheral football fans in these exciting new markets will finally be afforded the opportunity of establishing their own personal sports identity while at the same time fostering strong community pride. Lastly, although Major League Football’s long range vision is to maintain a positive working relationship with the NFL, its’ ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season.

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

Major League Football also intends to create an interactive website that includes a social networking aspect, podcasts, live video, and more. Along with this new media strategy, cross promotions will also be an important part of the MLFB’s marketing strategy. Major League Football plans to work with businesses involved in video, television, print media and the Internet to promote its business. We believe that the cumulative effect of this marketing plan will help it achieve its early objectives, which include the following:

•

Establish itself as a recognized professional football league

•

Build a base of teams and fans that is broad enough to sustain business over the critical first five years of operation

•

Generate enough revenue to expand its operations in years three through six

•

Build successful teams located in regions where there are no existing MLB franchises

•

Adopt a spring schedule to avoid competing with professional, collegiate and prep football

•

Provide Year-round cash flow from multi-functioning revenue streams

•

Build a positive image for the league through year-round community relations campaigns

Professional Sports Market

Professional sports comprise one of the largest industries within the United States today. It is a $422 billion dollar industry that is four times larger than the auto industry and ten times greater than the film industry. Spectator sports have continued to grow over the last several decades and in 2012 the personal consumption of professional sports reached $25.4 billion. Upon closer inspection it becomes clearly evident that professional football is far and away the leader in this prestigious space.

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

•

Major League Football will deliver a faster paced game and more sustained action

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

•

Proven executive staff members with considerable practical experience in professional football

•

Player and coaching costs projected at 65-80% less than those of the NFL, NBA, NHL or MLB

Initially, Major League Football teams will operate in either existing collegiate or municipal stadiums during the under-represented spring and early summer season, 19 of which are among the top fifty (50) of the Nations (366) statistical market regions. Over the past decade, only one of the proposed Major League Football team cities (Memphis) showed a drop in population while during the same period of time, five of the current NFL franchise cities (Pittsburgh, Cleveland, Detroit, Buffalo and New Orleans) showed significant negative change.

We believe that our business model and long range vision possesses many innovations that will be viewed in a positive light by NFL owners and league officials, and will also lend itself to the potential of establishing a strong working relationship with our venture by positioning ourselves in a 100% non-adversarial position to the established NFL.

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

Integration of Television and Media

Major League Football will seek television distribution for its game programming through multiple avenues, including broadcast television, cable and satellite television, internet video interface and mobile devices. Support programming is going to take on a great deal of importance as well. And part of that will be programming for the sports betting enthusiast. Toward that end, we will have a steady stream of shows devoted to handicapping, featuring experts who will discuss the games from a point spread perspective. After all, such subjects are news matter, and they will be presented for the benefit of all viewers, including those who may be taking advantage of legal betting as well as the fantasy betting option.

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

Merchandising & Licensing Overview

Major league Football will promote a league wide approach to providing greater value for the fan while extending the league brand and creating more profit for each team. We believe that every fan should receive the very best in competitive football, entertainment, merchandise, food and beverage for their purchasing power. We are developing a program for a line of retail products designed specifically to appeal to the core demographics of the league’s price sensitive fan.

The main benefits of the program are:

•

Fans will find quality items at more favorable price points

•

Teams will gain more profit on each item, and stop tying up money on inventory they can’t properly sell through

•

More fans will be wearing and supporting the team and league branded merchandise, which is the number one way to brand outside the stadium.

Our products will feature core fan favorites (hats, shirts, popular novelties and gifts, etc.) all manufactured at the highest level, and priced far below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre-ticketed and priced.

Competition

We face significant competition within the professional sports league market and in order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams. Additionally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

Government Regulation

We expect that our business operations will be subject to minimal government regulation.

Employees

Our Company currently has 10 full-time employees. We fully expect to engage additional employees, consultants and/or independent contractors to assist with our operations as our Company grows. Our goal is to keep our corporate structure simple and small to allow for quick decision making, control, and low operating budgets.

Corporate Headquarters

We occupy a 9,496-square-foot office at 6239 University Parkway Suite No. 301, Lakewood Ranch, FL that serves as our corporate headquarters. We believe this office space is adequate to serve our present needs.

Other Information

Our Internet website is located at: www.mlfb.com. The information on our website is not incorporated herein by reference and is not part of this Form 10-K Annual Report. Also, this report includes the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Item 1A.	Risk Factors.

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

As of April 30, 2015, we had cash resources of $29,583 and for the year ended April 30, 2015, we had revenues of $20,000, all of which were received in the form of management services provided to affiliate clients under our previous business operations. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

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

As reflected in the accompanying financial statements, the Company had a net loss of $3,710,675 for the year ended April 30, 2015. Additionally, at April 30, 2015, the Company has minimal cash and has a working capital deficit of $1,343,070, an accumulated deficiency of $14,489,565 and a stockholders’ deficiency of $1,276,084, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•

Establish Major League Football as a viable sports league

•

Establish product sales and marketing capabilities

•

Establish and maintain markets for our league and potential products

•

Identify, attract, retain and motivate qualified personnel, and

•

Maintain our reputation and build trust with fans.

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

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations and/or to delay launching our league during our scheduled spring 2016 Kickoff Period.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans is significant and we require substantial working capital to fund our business. We expect that we will need additional financing over the next 12 months in order to position our Company for its anticipated launch in March 2016. Specifically, we anticipate that we will need to raise approximately $35 million prior to September/October 2015 and subsequently, commence another offering or offerings to raise an additional $50 million to cover our operating expenses through the end of 2017, and we cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise required additional financing in a timely manner would adversely affect our ability to pursue our business plan, and could cause us to delay launching our League during our scheduled spring 2016 kickoff period.

We intend to seek additional funding through public or private financings, including debt and equity financings. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy our requisite capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

We have generated no revenues under our MLFB business plan and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•

Fluctuating demand for our potential products

•

Announcements or implementation by our competitors of new products

•

Amount and timing of our costs related to our marketing efforts or other initiatives

•

Timing and amounts relating to the expansion of our operations

•

Our ability to enter into, renegotiate or renew key agreements

•

Timing and amounts relating to the expansion of our operations, or

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

Our Company has no operating history under its Major League Football business structure.

Our Company’s principal business operations are comprised of its Major League Football operations. We are subject to risks and difficulties frequently encountered by early-stage companies such as our Company. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, and a new sports league, along with developing new products and services. We may not be successful in addressing some or all of those risks, in which case there could be a material negative effect on our business and the value of the Company’s common stock that could also cause our Company to reduce, curtail or cease operations. Our Company may never become profitable if revenue growth is lower and operating expenses are higher than anticipated.

Our Limited Operating History Makes It Difficult For You to Evaluate Our Prospects and Future Performance.

Our Company’s business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. Our Company’s operations are subject to all business risks associated with new enterprises. The likelihood of our Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and fan base. We believe it is likely that we will continue to sustain losses throughout 2016. We cannot assure you that our Company will ever operate profitably.

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

We face significant competition within the professional sports league market and in order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams. Additionally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Wesley Chandler as our President, Rick Smith as our Chief Operating Officer, Michael Queen, as our Executive Vice President of Finance and Ivory Sully as our Vice President – Licensing. Additionally, we believe that finalizing the addition of Jerry Vainisi as our Chief Executive Officer is crucial to our success. The departure of any of these key executives could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit any key-man life insurance on of our key executives.

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

Our Board of Directors may grant stock options to our employees pursuant to our Company’s Employee Stock Plan. When exercised, these options may have a dilutive effect on existing stockholders.

In accordance with our Company’s 2014 Employee Stock Plan, from time to time our Board of Directors grants options and stock awards to our employees. When options are exercised, net asset value per share will decrease if the net asset value per share at the time of exercise is higher than the exercise price. Alternatively, net asset value per share will increase if the net asset value per share at the time of exercise is lower than the exercise price. Therefore, existing stockholders will be diluted if the net asset value per share at the time of exercise is higher than the exercise price of the options. Even though issuance of shares pursuant to exercises of options increases our Company’s capital, and regardless of whether such issuance results in increases or decreases in net asset value per share, such issuance results in existing stockholders owning a smaller percentage of the shares outstanding.

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

Shares Eligible for Future Sale May Adversely Affect the Market.

From time to time, certain of the Company’s stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•

The timing of our products and services

•

Additions or departures of key personnel

•

Sales of our Company’s common stock

•

Our Company’s ability to integrate operations, technology, products and services

•

Our Company’s ability to execute our business plan

•

Operating results below expectations

•

Loss of any strategic relationship

•

Industry developments

•

Economic and other external factors, and

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

Our Company leases a 9,496-square-foot office at 6239 University Parkway Suite No. 301, Lakewood Ranch, FL that serves as our corporate headquarters. We believe this office space is adequate to serve our present needs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the OTCQB under the symbol “MLFB”. Prior to July 23, 2014, our common stock traded under the symbol UCMT.

Market Information

The following table set forth below lists the closing high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. On June 5, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-five (1:5) reverse split of its common stock. The Certificate of Amendment became effective June 18, 2014. Accordingly, all bid information below has been retroactively adjusted to reflect the amendment to the Certificate of Incorporation for the reverse split.

		High	Low

FY 2015	1st Quarter	$1.65	$.025
	2nd Quarter	$1.60	$.51
	3rd Quarter	$.80	$.60
	4th Quarter	$.78	$.14

FY 2014	1st Quarter	$1.40	$.03
	2nd Quarter	$.65	$.50
	3rd Quarter	$.20	$.15
	4th Quarter	$.20	$.10

The above quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of August 12, 2015, we have a total of 40,440,009 shares of common stock outstanding, held by approximately 337 qualified record stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2015

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	8,740,000	$ 0.06	1,360,000
Equity compensation plans not approved by security holders	850,000	$ 0.01	—
Total	9,590,000	$ 0.06	1,360,000

———————

1.

Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan ("2014 Plan") for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan.

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

Recent Sales of Unregistered Securities

Our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued pursuant to Exercise of Options/Warrants

Date	Security
January 2015	Common stock – 300,000 shares issued at $0.05 per share upon option exercise - $15,000 in the aggregate
March/April 2015	Common stock – 700,000 shares issued at $0.01 per share upon warrant exercise - $7,000 in the aggregate

Securities issued for services

Date	Security
February 2015	Option – right to buy 5,900,000 shares of common stock at $0.30 per share issued for services.
February 2015	Warrants – right to buy 1,550,000 shares of common stock at $0.01 per share for consulting services.
March 2015	Common stock – 500,000 shares valued at $0.30 per share for consulting services.

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

We seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

On July 14, 2014 our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a company formed in 2009, to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB”). Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our Board of Directors was expanded, a new management team was appointed, and a number of league consultants were retained by our Company. On November 24, 2014, we changed our name to Major League Football, Inc. from Universal Capital Management, Inc.

Prior to July 13, 2014, our primary business was to identify and advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold.

On June 5, 2014, we amended our certificate of incorporation to (i) effect a one-for-five (1:5) reverse split of our common stock; (ii) fix the number of authorized shares of common stock after the reverse split at one hundred and fifty million (150,000,000) shares of common stock; and (iii) authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share, to be issued in series, and all properties of the preferred stock to be determined by our Board of Directors.

Accordingly, all share and per share amounts included in this Form 10-K for the years ended April 30, 2015 and 2014, have been retroactively adjusted to the beginning of the period to reflect the amendment to the certificate of incorporation for the reverse split.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $3,710,675 for the year ended April 30, 2015. Additionally, at April 30, 2015, the Company has minimal cash and has a working capital deficit of $1,343,070, an accumulated deficiency of $14,489,565 and a stockholders’ deficiency of $1,276,084, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

 Results of Operations

Year ended April 30, 2015 compared to the year ended April 30, 2014

For the year ended April 30, 2015 we had revenue for services in the amount of $20,000 compared to $25,000 for the year ended April 30, 2014. For both 2015 and 2014, all of our revenue was comprised of management services provided to customers under our previous business plan.

Total operating expenses for the year ended April 30, 2015 were $3,793,816 as compared to $951,466 of expense for the year ended April 30, 2014.  The increase from 2014 to 2015 was primarily from an increase in salaries and wages related to $663,732 of share based compensation expense for common stock issued to employees, $547,920 for amortization of stock options issued to employees and $69,521 for amortization of unvested stock issued to employees.  The increase was also due to an increase in professional fees by $430,539, primarily from $724,629 of expense related to stock warrants issued to consultants and offset by a decrease in other professional fees of $294,090 from 2014.  Additionally, during 2015, due to an asset purchase amount that consisted primarily of $400,000 of asset purchase expense related to the acquisition of MLFB assets.  Since there was no tangible future cash flows for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense. Finally, general and administrative expenses increased by $382,749 from 2014 to 2015, primarily related to internet and web based advertising related to the commencement of the new Major League Football business.

Other Income (Expense) for the year ended April 30, 2015 was $63,141 of income compared to $259,230 of income for the year ended April 30, 2014. The 2015 amount was primarily from a $62,073 gain on the issuance of common stock in settlement of debt and $21,894 of gain on the sale of available-for-sale marketable equity securities. The 2014 amount consisted primarily of $329,191 of miscellaneous income comprised primarily of write offs of certain accounts payable ($113,575), accrued payroll ($130,927) and a note payable ($2,100) all related to the expiration of the Delaware statute of limitations for these transactions. Additionally, the Company wrote off $92,050 of accrued interest related to a previous uncertain tax position that has been finalized.

We had a net loss of $3,710,675 and $667,236 for the years ended April 30, 2015 and 2014, respectively. As a result of the net loss positions, for the years ended April 30, 2015 and 2014, we had no income tax provision, respectively.

For the year ended April 30, 2015, we had no unrealized gain or loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $3,710,675. For the year ended April 30, 2014, we had a $13,036 unrealized loss on available-for-sale marketable equity securities resulting in a total comprehensive loss of $680,272.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the sale of available-for-sale marketable equity securities to obtain liquidity. We had $29,583 of cash at April 30, 2015 and a working capital deficit of $1,343,070. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a price that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

The material weakness(s) identified are:

Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

Additionally, the Company plans on hiring a fulltime Controller or Chief Financial Officer when funds are sufficient.

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

On February 24, 2015 and amended May 29, 2015, the Company provided additional conversion provisions to the holders of the convertible unsecured promissory notes at 4% discussed above. The additional provisions provide the holders of the notes (i) the right to convert the principal, along with all interest thereon, into shares of the registrant’s common stock at the conversion price of $0.30 per share, and (ii) a one (1) year warrant to purchase up to 100% of the number of shares obtained upon conversion of the note at the exercise price of $1.00 per share. At April 30, 2015, no holders of the convertible unsecured promissory notes had elected to convert into common stock.

During the year ended April 30, 2015, the Company had received $463,560 of gross proceeds from this private placement offering. At April 30, 2015, the Company had recorded $10,620 of accrued interest related to the convertible unsecured promissory notes.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served

Jerome R. Vainisi	73	Chief Executive Officer	---
Wesley Chandler	58	President and Secretary	Since July 14, 2014
Richard Smith	49	Chief Operating Officer/Director	1 yr/Since July 14, 2014
Michael D. Queen	59	Director, Exec. VP- Finance/Director	1 yr./Since 2004
Ivory Sully	58	Vice President - Licensing	Since July 14, 2014

(b) Business experience of directors, executive officers, and significant employees.

Jerome R. Vainisi. Mr. Vainisi has been elected by our Board of Directors to serve served as our Chief Executive Officer and he has agreed to serve in that position upon the closing of our current private securities offering.  Mr. Vainisi brings to our Company a level of excellence and success within multiple levels of professional football. As General Manager of the Chicago Bears in 1985, he guided the franchise to its only Championship when his team defeated the New England Patriots in Super Bowl XX. After taking on the position of Vice President of Player Personnel for the Detroit Lions, Mr. Vainisi and former Dallas Cowboys Executive Tex Schramm guided the NFL in establishing and operating the World League of American Football, which later became NFL Europe. Also, Mr. Vainisi is the owner of Forest Park National Bank and Trust Co. From 1999 to 2010, Mr. Vainisi served as its President/CEO and from 2012 to 2014, Mr. Vainisi served as its Chairman/CEO. Prior to that time, from 1995 to 2002 he was a law partner at Hinshaw Culbertson where he headed their sports and entertainment law division.

Wesley Chandler. Mr. Chandler has served as our President and Secretary since July 14, 2014. Presently, Mr. Chandler also serves as Lead Football Instructor at Football University and Under Armour since February 2013. Prior to that, from January 2012 to February 2013 he served as the wide receiver football coach at the University of California - Berkley, and from October 2009 to October 2010, he served as the offensive coordinator football coach for the New York Sentinels - United Football League. Mr. Chandler was a two time consensus football and academic All-America selection in 1976 and 1977 at the University of Florida and is widely considered to be one of the top receivers in both collegiate and professional football history with 4 pro bowl selections. He was drafted by the New Orleans Saints as the third overall selection in the 1978 NFL Draft and has over thirty years of professional playing, coaching and administrative experience. Mr. Chandler is the current NFL record holder in receiving per game (129 in 1982) and was inducted into the San Diego Charger Hall of Fame. Mr. Chandler has coaching experience at every level of play including 7 years in NFL Europe (coach of the Berlin Thunder in 1999), Dallas Cowboys, Minnesota Vikings and Cleveland Browns.

Richard Smith. Mr. Smith has served as our Chief Operating Officer since July 14, 2014 and as a member of our Board of Directors since November 11, 2014. Presently, since March 1996, Mr. Smith also serves as the founder and CEO of Mainframe Communications, Inc. where he plans, develops, and establishes policies of business organization in accordance with broad directives and company charter. Mainframe provides nationwide telecommunications sales, service, integration and installation to Fortune 2000 enterprise accounts with multiple branch locations throughout the nation. In 1998, Mr. Smith was named the MetroSouth Entrepreneur of the Year sponsored by Fleet Bank. Mr. Smith is an Advisory Board Member of NAII, North Atlantic Internet Networks, and he has also served the federal government market and many branches of the US Military including the U.S. Air Force, the Air National Guard, the Navy’s nuclear submarine division and the Marine Corps nationwide recruiting centers. Mr. Smith’s qualifications to serve on our Board of Directors include his knowledge of our Company and his many years of experience as an executive and entrepreneur.

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

Ivory Sully. Mr. Sully has served as our Vice President - Licensing since July 14, 2014. Since April 2011 to present, Mr. Sully has served as the founder of Sully Executive Services, where he has engaged in independent licensing and contract negotiations for fashion brands; consulting at the executive level for brand extension and corporate development; mentor leadership of operational management and team building; and process analysis and implementation. Also since 2000 to present, Mr. Sully has worked for Pelle Pelle, Inc. where from 2000 to 2010 he served as Vice President of Licensing and International Business and from 2011 to present, where he serves as West Coast Sales Manager. Also, from 2010 to 2011, Mr. Sully served as the Director of Licensing for English Laundry, Inc. In 1979, Mr. Sully was signed as a free agent by the Los Angeles Rams where he was a 1984 Pro Bowl alternate as a special teams player and where he was named the Outstanding Special Teams Player of the Year five times (1979, 1980, 1982, 1983, and 1984). He was a member of the 1979 NFC Champions, Los Angeles Rams and played in Super Bowl XIV. He was a co-captain of the 1981 and 1982 Los Angeles Rams. Mr. Sully played with the Tampa Bay Buccaneers during the 1985 and 1986 seasons and he played with the 1987 Detroit Lions. Mr. Sully is a member of the University of Delaware Sports Hall of Fame.

Each Director of the Company holds such position until the next annual meeting of stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the Board of Directors. The Board of Directors believes that each of the Directors named above has the necessary qualifications to be a member of the Board of Directors. Each Director has exhibited during his prior service as a director the ability to operate cohesively with the other members of the Board of Directors. Moreover, the Board of Directors believes that each director brings a strong background and skill set to the Board of Directors, giving the Board of Directors as a whole competence and experience in diverse areas, including corporate governance and board service, finance, management and industry experience.

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

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships.

Code of Ethics

The Company has adopted a Code of Ethics that also applies to its principle executive officer and principal financial officer. The text of the Code of Ethics is available on the Company’s website at www.mlfb.com. Upon the written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our code of ethics.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for the fiscal years ended April 30, 2015 and 2014.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Jerome R. Vainisi	2015	0	0	0	1,410,000	0	1,410,000
CEO (1)	-	-	-	-	-	-	-

Wesley Chandler	2015	0	0	300,000	0	0	300,000
President (2)	-	-	-	-	-	-	-

Thomas Marino	2015	5,000	0	0	0	0	5,000
Chmn. of the Board (3)	-	-	-	-	-	-	-

Michael D. Queen	2015	0	0	150,000	0	13,732	163,732
EVP - Finance, Director (4)	2014	4,086	0	0	0	0	4,086

Richard Smith	2015	0	0	300,000	0	0	300,000
COO, Director (5)	-	-	-	-	-	-	-

Ivory Sully	2015	0	0	50,000	0	0	50,000
VP - Licensing (6)	-	-	-	-	-	-	-

1.

On December 2, 2014 our Board of Directors elected Jerome R. Vainisi to serve as our Chief Executive Officer commencing in January 2015 upon such date that our Company and Mr. Vainisi finalize Mr. Vainisi’s employee agreement. To date, Mr. Vainisi and the Company have not yet finalized or entered into an employee agreement; and Mr. Vainisi has agreed to begin to officially serve as our Chief Executive Officer upon the closing of our current private securities offering. In exchange for serving as our Chief Executive Officer, on December 2, 2014 Mr. Vainisi was granted an option to purchase up to 3,000,000 shares of our common stock at the strike price of $0.90 per share. On February 24, 2015, our Company cancelled the option it granted to Mr. Vainisi to purchase up to 3,000,000 shares of our common stock at the strike price of $0.90 per share and granted him an option to purchase up to 3,000,000 shares of our common stock at the strike price of $0.30 per share. The options vest over a period of 2 years as follows: 250,000 options shall vested on the date of grant and the remaining options vest in eight (8) equal installments of 343,750 per quarter commencing on the 1st day of the next fiscal quarter occurring after the date of grant.

2.

On July 14, 2014, Mr. Chandler was elected by our Board of Directors to serve as our President and Secretary. On that same date, Mr. Chandler entered into an employee agreement with our Company that provides for an annual salary of $250,000 and 6,000,000 shares of restricted common stock. The shares vest over a period of four years as follows: 2,000,000 shares vest immediately and the remaining shares vest on an equal annual basis thereafter. As a result of our lack of capital, Mr. Chandler has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $80,000 as of April 30, 2015. The values described in column (c) reflect cash payments made pursuant to his employee agreement and the values described in column (e) reflect the grant of 6,000,000 shares of common stock made pursuant to his employee agreement.

3.

On July 14, 2014, Mr. Marino was elected by our Board of Directors to serve as our Executive Chairman of the Board and Principal Executive Officer. On that same date, Mr. Marino entered into an employee agreement with our Company that provides for an annual salary of $300,000. In late August 2014, Mr. Marino effectively, as a result of his failure or refusal to perform certain material obligations related to his position as our Principal Executive Officer and Executive Chairman of the Board, resigned his position as our Principal Executive Officer. Mr. Marino was removed as our Executive Chairman of the Board pursuant to a Special Meeting of the Stockholders on November 11, 2014. The values described in column (c) reflect cash payments made to Mr. Marino pursuant to his employee agreement.

4.

On July 14, 2014, Mr. Queen was elected by our Board of Directors to serve as our Executive Vice President – Finance. On that same date Mr. Queen resigned as our Chief Executive Officer, President, Treasurer and Secretary. Prior to July 14, 2014, since 2004, he served as our Company’s Chief Executive Officer and since December 2011, he has served as our Principal Financial Officer. He serves and has served as a director of our Company since 2004. On July 14, 2014, Mr. Queen entered into an employee agreement with our Company that provides for an annual salary of $200,000 and 3,000,000 shares of restricted common stock, all of which vested immediately. As a result of our lack of capital, Mr. Queen has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $80,000 as of April 30, 2015. The values described in column (c) reflect cash payments made pursuant to his employee agreement, the values described in column (e) reflect the grant of 3,000,000 shares of common stock made pursuant to his employee agreement and the values described in column (i) reflect the issuance of 274,642 shares of common stock made in connection with past services rendered to the Company.

5.

On July 14, 2014, Mr. Smith was elected by our Board of Directors to serve as our Chief Operating Officer. On that same date, Mr. Smith entered into an employee agreement with our Company that provides for an annual salary of $250,000 and 6,000,000 shares of restricted common stock. The shares vest over a period of four years as follows: 2,000,000 shares vest immediately and the remaining shares vest on an equal annual basis thereafter. As a result of our lack of capital, Mr. Smith has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $80,000 as of April 30, 2015. The values described in column (c) reflect cash payments made pursuant to his employee agreement and the values described in column (e) reflect the grant of 6,000,000 shares of common stock made pursuant to his employee agreement.

6.

On July 14, 2014, Mr. Sully was elected by our Board of Directors to serve as our VP Licensing. On that same date, Mr. Sully entered into an employee agreement with our Company that provides for an annual salary of $180,000 and 1,000,000 shares of restricted common stock. The shares vest over a period of four (4) years as follows: 25% of the shares vest on the first anniversary of the date of the grant of the shares and the remaining shares vest on an equal annual basis thereafter. As a result of our lack of capital, Mr. Smith has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $60,000 as of April 30, 2015. The values described in column (c) reflect cash payments made pursuant to his employee agreement and the values described in column (e) reflect the grant of 1,000,000 shares of common stock made pursuant to his employee agreement.

Other than as described in Note (1) above, at no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

The table below summarizes all of the outstanding equity awards for our named executive officers as of April 30, 2015, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Jerome R. Vainisi	593,750	1,406,250	—	.30	2/23/25	—	—	—	—
CEO (1)
Wesley Chandler	—	—	—	—	—	4,000,000	200,000	—	—
President (2)
Michael D. Queen	—	—	—	—	—	—	—	—	—
EVP-Finance, Director
Richard Smith	—	—	—	—	—	—	—	—	—
COO, Director
Ivory Sully	—	—	—	—	—	1,000,000	50,000	—	—
VP - Licensing (3)

(1)

On February 24, 2015, Mr. Vainisi received an option to purchase up to 3,000,000 shares of our common stock at the strike price of $0.30 per share. The options vest over a period of 2 years as follows: 250,000 options shall vested on the date of grant and the remaining options vest in eight (8) equal installments of 343,750 per quarter commencing on the 1st day of the next fiscal quarter occurring after the date of grant.

(2)

On July 14, 2014, Mr. Chandler received 6,000,000 shares of restricted common stock. The shares vest over a period of four years as follows: 2,000,000 shares vest immediately and the remaining shares vest on an equal annual basis thereafter.

(3)

On July 14, 2014, Mr. Sully received 1,000,000 shares of restricted common stock. The shares vest over a period of four (4) years as follows: 25% of the shares vest on the first anniversary of the date of the grant of the shares and the remaining shares vest on an equal annual basis thereafter.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our April 30, 2015 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael D. Queen (1)	—	—	—	—	—	—	—
Richard Smith (1)	—	—	—	—	—	—	—
Thomas Marino (2)	—	—	—	—	—	—	—

(1)

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

(2)

Served as our principal financial officer and Chairman of the Board during July and August 2014, but received no additional compensation for serving as a director.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire Board of Directors currently participates in the consideration of executive officer and director compensation. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 12, 2015, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class Owned (1)(2)
Major League Football, LLC (3)	8,000,000	19.78%
Wesley Chandler	6,000,000	14.83%
Richard Smith	6,000,000	14.83%
Michael D. Queen (4)	4,505,616	11.14%

———————

(1)

This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table. Includes the person's right to obtain additional shares of common stock within 60 days from August 12, 2015.

(2)

Applicable percentages are based on 40,440,009 shares outstanding on August 12, 2015. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Thomas J. Marino is the manager of Major League Football, LLC.
(4)	Includes 110,100 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

Security Ownership of Management

The following table sets forth, as of August 12, 2015, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Major League Football, Inc., 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class Owned (1)(2)
Jerome R. Vainisi (3)	937,500	2.31%
Wesley Chandler	6,000,000	14.83%
Richard Smith	6,000,000	14.83%
Michael D. Queen (4)	4,505,616	11.14%
Ivory Sully	1,000,000	2.47%

All executive officers and directors as a group (5 persons)	18,443,116	45.60%

———————

(1)

This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table. Includes the person's right to obtain additional shares of common stock within 60 days from August 12, 2015.

(2)

Applicable percentages are based on 40,440,009 shares outstanding on August 12, 2015. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Consists of an option to purchase up to 937,500 shares of common stock exercisable within 60 days from August 12, 2015.
(4)	Includes 110,100 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

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

During August 2014 to December 2014 we paid Sully Executive Services, a company owned and operated by Ivory Sully, our VP -Licensing, a total of $71,000 for website design, branding and other related services.

From February to April 2015, Michael Queen provided $14,000 of funds to the Company for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. At April 30, 2015, the Company has recorded the $14,000 as Notes Payable – Related Parties in the accompanying financial statements.

Review and Approval of Transactions with Related Persons

We do not have a formal, written policy solely for the review and approval of transactions with related parties. However, our Code of Ethics provides guidelines for reviewing and handling conflict of interest transactions with our directors, officers and employees. The entire Board of Directors is responsible for reviewing all related party transactions. Before approving any such transaction, the Board of Directors would take into account all relevant facts and circumstances that it deems appropriate, including, but not limited to, the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and if applicable, the impact on a director’s independence. Only those transactions that, in light of known circumstances, are fair as to, and in the best interests of the Company and its stockholders, as the Board of Directors determines in the good faith exercise of its discretion, shall be approved.

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

Audit and Related Fees

Salberg & Company, P.A. is the independent registered public accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2015 and 2014.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered relating to the fiscal years ended April 30:

	For the Year Ended
	April 30,
Description of Fees	2014	2014

Audit Fees	$37,000	$31,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$37,000	$31,000

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

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all work done by its outside independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2015 and April 30, 2014
•	Statements of Operations and Comprehensive Loss for the years ended April 30, 2015 and April 30, 2014
•	Statements of Changes in Stockholders’ Deficiency for the years ended April 30, 2015 and 2014
•	Statements of Cash Flows for the years ended April 30, 2015 and 2014
•	Notes to Financial Statements

(2)	Schedules None required.

(3)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
2.1	Asset Purchase Agreement dated July 14, 2014 between the Registrant and Major League Football, LLC (incorporated by reference to the Registrant’s Form 8-K filed on July 18, 2014).
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014).
3.4	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on November 14, 2014).
3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on February 2, 2015).
10.1	Employment Agreement dated July 14, 2014 between the Registrant and Thomas J. Marino (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.2	Employment Agreement dated July 14, 2014 between the Registrant and Wesley Chandler (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.3	Employment Agreement dated July 14, 2014 between the Registrant and Richard Smith (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.4	Employment Agreement dated July 14, 2014 between the Registrant and Michael Queen (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.5	Employment Agreement dated July 14, 2014 between the Registrant and Ivory Sully (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
14.1	Code of Ethics, as amended and restated as of September 30, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005).
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company
99.1	2014 Employee Stock Plan (incorporated by reference to the Registrant’s Form 8-K filed on July 14, 2014).
99.2	2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006).
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

———————

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.
(Registrant)

August 13, 2015
	By:	/s/ Wesley Chandler
Wesley Chandler, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley Chandler	President; Principal Executive Officer	August 13, 2015
Wesley Chandler

/s/ Michael D. Queen Michael D. Queen	Director, Executive Vice President of Finance; Principal Financial Officer	August 13, 2015

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Major League Football, Inc.

We have audited the accompanying balance sheets of Major League Football, Inc as of April 30, 2015 and 2014 and the related statements of operations and comprehensive loss, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Major League Football, Inc as of April 30, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $3,710,675 and $493,490, respectively, in 2015, and has a working capital deficit, accumulated deficiency and stockholders’ deficiency of $1,343,070, $14,489,565 and $1,276,084, respectively, at April 30, 2015 and has minimal revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

August 13, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At April 30,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,583	$1,369
Available-for-sale marketable equity securities	—	20,306
Prepaid expenses	114,513	83
TOTAL CURRENT ASSETS	144.096	21,758

LONG-TERM ASSETS
Prepaid consulting	66,986	—
Rent deposit	—	1,100
TOTAL LONG-TERM ASSETS	66,986	1,100

TOTAL ASSETS	$211,082	$22,858

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$355,296	$243,823
Accounts payable - related parties	240,000	—
Accrued expenses	293,536	232,164
State income taxes payable	110,154	109,654
Convertible unsecured promissory notes	463,560	—
Notes payable	—	68,000
Notes payable, related parties	14,000	133,294
Accrued interest	10,620	20,573
Accrued interest, related parties	—	109,686

TOTAL CURRENT LIABILITIES	1,487,166	917,194

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; No shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively	$—	$—
Common stock, $0.001 par value, 150,000,000 shares authorized; 33,450,009 and 6,062,495 shares issued and outstanding at April 30, 2015 and April 30, 2014, respectively	33,450	6,062
Additional paid-in capital	13,180,031	9,858,186
Accumulated deficiency	(14,489,565)	(10,778,890)
Accumulated other comprehensive income	—	20,306

TOTAL STOCKHOLDERS' DEFICIENCY	$(1,276,084)	$(894,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$211,082	$22,858

See accompanying notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	April 30,
	2015	2014
Revenue
Management services	$20,000	$25,000
Total Revenue	20,000	25,000

Operating Expenses
Salaries and wages	1,684,125	8,068
Professional fees	1,292,529	861,990
Insurance	20,857	22,852
Asset purchase expense	400,000	—
General and administrative	396,305	58,556
Total Operating Expenses	3,793,816	951,466

Operating Loss	(3,773,816)	(926,466)

Other Income (Expense)
Tax penalties and interest	(17,670)	(24,067)
Miscellaneous income	7,464	329,191
Interest expense	(10,620)	(13,359)
Loss on impairment of non-marketable equity securities	—	(23,500)
Gain (loss) on sale of available-for-sale marketable equity securities	21,894	(9,035)
Gain on issuance of common stock in settlement of debt	62,073	—
Total Other Income (Expense)	63,141	259,230

Net Loss	$(3,710,675)	$(667,236)

Comprehensive Loss
Unrealized loss on available-for-sale marketable equity securities	—	(13,036)

Total Comprehensive Loss	$(3,710,675)	$(680,272)

Basic and Diluted Net Loss Per Share	$(0.14)	$(0.12)

Weighted Average Shares - Basic and Diluted	26,763,397	5,578,665

See accompanying notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficiency	Income (Loss)	Deficiency

Balance at April 30, 2013	3,097,495	$3,097	$8,965,961	$(10,111,654)	$33,342	$(1,107,814)

Unrealized loss on available-for-sale securities	—	—	—	—	(13,036)	(13,036)
Issuance of stock for consulting services - $0.95 per share	425,000	425	403,325	—	—	403,750
Issuance of common stock for consulting services - $0.35 per share	1,000,000	1,000	349,000	—	—	350,000
Sale of stock from private placement - $0.50 per share	100,000	100	49,900	—	—	50,000
Issuance of stock previously issuable	1,440,000	1,440	—	—	—	—
Write-off of accounts payable per agreement with related party	—	—	90,000	—	—	90,000
Net loss the year ended April 30, 2014				(667,236)		(667,236)

Balance at April 30, 2014	6,062,495	$6,062	$9,858,186	$(10,778,890)	$20,306	$(894,336)

Issuance of common stock for employee services - $0.05 per share	12,000,000	12,000	588,000	—	—	600,000
Issuance of common stock for exchange of debt - $0.05 per share	529,998	530	25,970	—	—	26,500
Issuance of common stock to acquire Major League Football assets -$0.05 per share	8,000,000	8,000	392,000	—	—	400,000
Issuance of common stock to related party for exchange of debt -$0.05 per share	1,457,874	1,458	241,522	—	—	242,980
Issuance of common stock for professional services -$0.05 per share	2,375,000	2,375	116,375	—	—	118,750
Issuance of common stock for employee services - $0.05 per share	274,642	275	13,457	—	—	13,732
Issuance of common stock pursuant to 2014 Stock Plan -$0.05 per share	1,000,000	1,000	49,000	—	—	50,000
Reclassification from accumulated other comprehensive income	—	—	—	—	(20,306)	(20,306)
Issuance of common stock from exercise of stock options - $0.05 per share	300,000	300	14,700	—	—	15,000
Issuance of common stock for professional services - $0.90 per share	250,000	250	225,000	—	—	225,250
Issuance of common stock for consulting services - $0.30 per share	500,000	500	149,500			150,000
Issuance of common stock from exercise of stock warrants - $0.01 per share	700,000	700	6,300	—	—	7,000
Amortization of stock options issued for consulting services over vesting period	—	—	157,952	—	—	157,952
Amortization of stock options issued for employee services over vesting period	—	—	547,920	—	—	547,920
Amortization of common stock issued for employee services over vesting period	—	—	69,520	—	—	69,520
Stock warrants issued for consulting services vested immediately	—	—	724,629	—	—	724,629
Net loss, year ended April 30, 2015	—	—	—	(3,710,675)	—	(3,710,675)

Balance at April 30, 2015	33,450,009	$33,450	$13,180,031	$(14,489,565)	$—	$(1,276,084)

See accompanying notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,710,675)	$(667,236)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of available-for-sale marketable equity securities	(21,894)	9,035
Loss on impairment of non-marketable equity securities	—	23,500
Write off of accounts payable per statute of limitations	—	(113,575)
Write off of accrued payroll per statute of limitations	—	(130,927)
Write off of accrued interest previously recorded for tax position	—	(92,050)
Write off of note payable per statute of limitations	—	(2,100)
Gain on issuance of common stock for exchange of debt	(62,073)	—
Amortization of prepaid consulting over service period	195,514	—
Amortization of common stock issued for employee services over vesting period	547,920	—
Amortization of stock options issued for consulting services over vesting period	157,952	—
Amortization of common stock issued for employee services over vesting period	69,521	—
Stock warrants issued for consulting services that vested immediately	724,629	—
Asset purchase expense	400,000	—
Stock based compensation expense	782,482	753,750
Write off of rent deposit	1,100	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,930)	993
Accounts payable	111,472	31,407
Accounts payable - related parties	240,000	—
State income taxes payable	500	(6,000)
Accrued expenses	61,372	18,068
Accrued payroll and payroll taxes	—	(4,086)
Accrued interest	10,620	4,740
Accrued interest - related party	—	8,620
Net cash used in operating activities	(493,490)	(165,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	21,894	160,962
Purchase of non-marketable securities	—	(23,500)
Net cash provided by investing activities	21,894	137,462

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	463,560	—
Proceeds from issuance of notes payable to related parties	14,000	—
Issuance of common stock from exercise of warrants	22,000	—
Issuance of common stock for professional and consulting services	250	—
Issuance of stock from private placement, net of fees	—	50,000
Repayment of promissory note - related parties	—	(35,085)
Net cash provided by financing activities	499,810	14,915

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,214	(13,484)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369	14,853
CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,583	$1,369

See accompanying notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended
	April 30,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$—	$12,000
Cash paid for interest	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on available-for-sale marketable equity securities	$—	$(13,036)
Write-off of accounts payable per agreement with vendor	$—	$90,000
Reclassification of accumulated other comprehensive income	$20,306	$—
Issuance of common stock for exchange of debt	$88,573	$—
Issuance of common stock to related party for exchange of debt	$242,980	$—
Issuance of common stock to professionals and consultants for services	$375,000	$—

See accompanying notes to these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business and Going Concern

Major League football, Inc. (the "Company") was originally incorporated as Universal Capital Management, Inc., a Delaware corporation, on August 16, 2004.

On June 5, 2014, we amended our certificate of incorporation to (i) effect a one-for-five (1:5) reverse split of our common stock; (ii) fix the number of authorized shares of common stock after the reverse split at one hundred and fifty million (150,000,000) shares of common stock; and (iii) authorize the issuance of fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share, to be issued in series, and all properties of the preferred stock to be determined by our board of directors.

Accordingly, all share and per share amounts included in this Form 10-K for the years ended April 30, 2015 and 2014, have been retroactively adjusted to the beginning of the period to reflect the amendment to the certificate of incorporation for the reverse split.

Prior to July 13, 2014, our primary business was to identify and advise in development and market consumer products. Our strategy employed three primary channels: Direct Response Television (Infomercials), Television Shopping Networks and Retail Outlets. We sought to assist and enable entrepreneurs to introduce products to the consumer market. Entrepreneurs could leverage our experience and valuable business contacts in functions such as product selection, marketing development, media buying and direct response television production. Inventors and entrepreneurs submitted products or business concepts for our input and advice. We generated revenues from two primary sources (i) management of the entire business cycle of the consumer product and (ii) sales of consumer products, for which we received a share of net profits of consumer products sold.

On July 14, 2014 our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a company formed in 2009, to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB”). Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our board of directors was expanded, a new management team was appointed, and a number of league consultants were retained by our Company.

On November 12, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to Major League Football, Inc. from Universal Capital Management, Inc. The Certificate of Amendment became effective at 5:00 p.m. EST on November 24, 2014.

Major League Football, Inc. is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. Our anticipated launch is March 2016. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and collegiate institutions.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss of $3,710,675 for the year ended April 30, 2015. Additionally, at April 30, 2015, the Company has minimal cash and has a working capital deficit of $1,343,070, an accumulated deficiency of $14,489,565 and a stockholders’ deficiency of $1,276,084, which could have a material impact on the Company’s financial condition and operations. As a result of the significant working capital deficit at April 30, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company’s determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles (“GAAP”) requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company’s assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company’s estimates and judgments. The Company recorded zero and $23,500 of impairment charges for securities during the years ended April 30, 2015 and 2014, respectively.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

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

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2015 and 2014 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Concentration of Revenues

Innovation Industries accounted for 100% of our revenue for the years ended April 30, 2015 and 2014 respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, marketable securities, accounts payable and accrued expenses. The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.

The carrying value of the notes payable approximates fair value since the interest rates associated with the debt approximate the current market interest rates.

Revenue Recognition

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

All revenue for the Company in the amount of $20,000 for the year ended April 30, 2015 and $25,000 for the year ended April 30, 2014 was recorded as management services.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

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

FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Tax penalties and interest are included in other income (expense) in the statement of operations and comprehensive loss.

Net Loss per Share of Common Stock

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or issuable during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive for the year ended April 30, 2015 and 2014, respectively. Therefore, diluted EPS equals basic EPS.

At April 30, 2015, there were outstanding stock options to purchase 8,740,000 shares and 850,000 stock warrants to purchase shares respectively of the Company's common stock which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

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

The Company has evaluated other recent accounting pronouncements and their adoption has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Additionally, other new pronouncements issued but not yet effective until after April 30, 2015 are not expected to have a significant effect on the Company's financial position or results of operations.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 3 – INVESTMENTS (CONTINUED)

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At April 30, 2015, we had no financial assets to be categorized in the fair value hierarchy for ASC 820-10.

Available-for-sale marketable equity securities consisted of the following at April 30, 2014:

	April 30, 2014
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Current:
Common stock	$—	$105,931	$(85,625)	$20,306

Total current securities	$—	$105,931	$(85,625)	$20,306

Total available-for-sale equity securities	$—	$105,931	$(85,625)	$20,306

For the year ended April 30, 2015 and 2014, proceeds from the sales of available-for-sale marketable equity securities were $21,894 and $160,962. For the year ended April 30, 2015, gross realized gains were $21,894 and for the year ended April 30, 2014, gross realized losses were $9,035. At April 30, 2015, there is no net unrealized holding gain or loss on available-for-sale marketable equity securities as compared to a $20,306 net unrealized holding gain on available-for-sale marketable equity securities at April 30, 2014. For purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the year ended April 30, 2015 and 2014, the Company recognized zero and $23,500 for the impairment of non-marketable equity securities, respectively.

NOTE 4 – DEBT

Convertible notes and notes payable consists of the following:

	April 30,
	2015	2014
Convertible unsecured promissory notes
Unsecured convertible promissory notes payable – Interest accrued at 4% and principal and interest due 9 months from the issuance date.	$463,560	$—

Total Convertible unsecured notes	$463,560	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 4 – DEBT (CONTINUED)

	April 30,
	2015	2014
Notes payable
Promissory notes payable – Principal due and payable on demand.	$—	$8,000

Promissory note payable. - Interest accrued at 8.0% beginning on October 19, 2009. Principal and interest was payable on demand. Effective July 14, 2014, the principal and interest were exchanged for common stock as described below.	—	50,000

Promissory note payable - Interest accrued at 5% per annum. Effective July 14, 2014, the principal and interest were exchanged for common stock as described below.	—	10,000

Total Notes payable	$—	$68,000

Notes payable, related party
Notes payable, related party. Interest accrued at 8.0% beginning on November 1, 2008. Effective July 14, 2014, the principal and interest were exchanged for common stock as described below.	$—	$133,294

Notes payable, related party. Six (6) separate loans beginning on February 11, 2015 and last loan on April 1, 2015. No interest and principal payable on demand.	$14,000	$—

Total Notes payable, related party	$14,000	$133,294

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

On February 24, 2015 and amended May 29, 2015, the Company provided additional conversion provisions to the holders of the convertible unsecured promissory notes at 4% discussed above. The additional provisions provide the holders of the notes (i) the right to convert the principal, along with all interest thereon, into shares of the registrant’s common stock at the conversion price of $0.30 per share, and (ii) a one (1) year warrant to purchase up to 100% of the number of shares obtained upon conversion of the note at the exercise price of $1.00 per share. At April 30, 2015, no holders of the convertible unsecured promissory notes had elected to convert into common stock.

During the year ended April 30, 2015, the Company had received $463,560 of gross proceeds from this private placement offering. At April 30, 2015, the Company had recorded $10,620 of accrued interest related to the convertible unsecured promissory notes. See Note 10 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 4 – DEBT (CONTINUED)

Effective July 14, 2014, the Company granted 1,987,872 shares of its common stock based on the settlement of $331,553 in debt (principal and accrued interest). The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $232,159. 1,457,874 shares of common stock were granted to a related party and as a result, $170,086 was charged to additional paid in capital instead of a gain on the settlement of debt. The remaining gain in the amount of $62,073 was recorded in Other Income (Expense) in the statement of operations.

From February to April 2015, an officer of the Company provided $14,000 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. At April 30, 2015, the Company has recorded the $14,000 as Notes Payable – Related Parties in the accompanying financial statements. See Note 8 – Related Party Transactions and Note 10 – Subsequent Events.

NOTE 5 – INCOME TAXES

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2015 was $0. There was no change in unrecognized tax provisions during the year ending April 30, 2015 and the accrual at April 30, 2015 amounted to $0. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. Tax years from 2005 (initial tax year) through 2014 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2015 and 2014 have been included in the accompanying financial statements on the basis of an estimated annual federal and state of Delaware effective rate of 34.0% and 8.7%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2015	2014
Income tax benefit at U.S. Federal Income Tax rate	$1,261,000	$226,000
State income taxes, net of federal benefit	216,000	15,000
Realized gains (losses)	8,000	(12,000)
Change in valuation allowance	(1,485,000)	(229,000)

Net Income tax (provision) benefit	$—	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 5 – INCOME TAXES (CONTINIUED)

The components of deferred tax assets (liabilities) are as follows:

	April 30,
	2015	2014
Deferred tax assets:
Deferred charges	$23,000	$34,000
Net operating loss carry forward	1,525,000	347,000
Capital loss carry forward	774,000	754,000
Stock-based compensation	1,676,000	1,365,000
Bad debt	218,000	218,000
Adjustment for change in accumulated other comprehensive income	365,000	378,000

Total gross deferred tax assets	$4,581,000	$3,096,000
Less: deferred tax asset valuation allowance	(4,304,500)	(2,819,500)
Total net deferred tax assets	276,500	276,500

Deferred tax liabilities:
Amortization of deferred revenue from warrants	$(276,000)	$(276,000)
Other	(500)	(500)

Total net deferred tax liabilities	$(276,500)	$(276,500)

Total net deferred taxes	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,485,000 for the year ended April 30, 2015. Net operating loss carry-forwards aggregate approximately $3,838,000 and capital loss carry-forwards aggregate approximately $1,947,000 and expire in years through 2035. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns for 2005 and beyond remain subject to examination by the IRS because the Company has not filed the tax returns for these years.

The Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $247,000. The Company also owes the State of Delaware $110,154 in state income taxes from a prior year. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2015. The Company has agreements with both agencies to pay a minimum per month on the interest and penalties to avoid any collections or additional liens.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 6 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan ("2006 Plan") for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at April 30, 2015 (see table below).

On July 14, 2014, the Company's board of directors approved the 2014 Employee Stock Plan ("2014 Plan") and authorized 10,000,000 shares of its common stock that shall be set aside and reserved for issuance pursuant to the 2014 Plan, subject to adjustments as may be required in accordance with the terms of the 2014 Plan. The 2014 Plan was subsequently approved by the Company's stockholders on November 11, 2014. The 2014 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the award agreement. If for any reason other than death or disability, an optionee of the 2014 Plan who at time of the grant of an option under the 2014 Plan was an employee ceases to be an employee (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such option).

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share.

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 vest over a period of three to four years based upon the specific consulting agreements. The Company valued the stock options in accordance with ASC 505, Stock Compensation – Non Employees, by using the Black Scholes Pricing Model.

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed to consulting expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options at April 30, 2015.

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result the consulting expense for the remaining 2,000,000 unvested stock options was $157,942 for the period from July 14, 2014 to April 30, 2015.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in the calculation:

Stock Price (re-measurement date of April 30, 2015)	$0.27
Exercise Price	$0.05
Expected Remaining Term	9.21 years
Volatility	436%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. All of these options expire on February 23, 2025. In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s expected Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. This options vest over a two year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. It is anticipated that Mr. Vainisi will commence serving as the Company’s Chief Executive Officer in the near future upon the finalization of his employment agreement.

As a result, a total of 5,900,000 stock options were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. The Company valued the stock options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the 'simplified method' for estimating the ‘remaining expected contractual term' because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

The 830,000 stock options that vested immediately on the grant date were valued at $390,100 and recorded to stock based compensation expense.

The remaining 5,070,000 unvested stock options had a fair value of $2,382,900 on the grant date and will be amortized ratably over the vesting periods. For the period from February 24, 2015 to April 30, 2015, the Company recorded $157,820 in stock based compensation expense.

The Company used the following assumptions in the calculation:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all employee and consultant stock option activity of the Company since April 30, 2014:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014 – all related to 2006 Plan	40,000	$1.00	4.82	$—
Issued July 14, 2014 under 2014 Plan	4,150,000	$0.05	9.40	$616,000
Issued February 24, 2015 under 2014 Plan	5,900,000	$0.30	9.83	$—
Exercised under 2014 Plan	(300,000)	$0.05	—	$—
Canceled under 2014 Plan	(1,050,000)	$0.05	—	$—
Outstanding, April 30, 2015	8,740,000	$0.06	9.60	$616,000

Stock Warrants

Effective July 14, 2014, the Company granted 2,000,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for services to be provided over a one year period. The warrant vested immediately and have an exercise period of one year. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $81,624, which was being amortized to consulting expense over the term of the agreement.

The Company used the following assumptions in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.01
Expected Remaining Term	0.5 year
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

On January 1, 2015 the Company executed a rescission agreement with the Consultant terminating the consulting agreement and canceling the warrant issuance, effective retroactively to July 14, 2014. Therefore, the Company has reversed $24,376 of consulting expense related to this agreement.

On February 24, 2015, the Company issued to certain of its consultants and professional service providers warrants to purchase up to 1,550,000 shares of common stock at an exercise price equal to $0.01 per share. The warrants vested immediately and expire on February 23, 2020.

The Company evaluated the stock warrants in accordance with ASC 505-50, Stock Compensation – Equity Based Payments to Non-Employees, and utilized the Black Scholes method to determine valuation. As a result of our analysis, the total value for the stock warrant issuance on the grant date of February 24, 2015 was $724,629 and the Company recorded this as consulting expense.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 6 – STOCK BASED COMPENSATION (CONTINUED)

In March and April 2015, 700,000 of the 1,550,000 warrants that were issued were exercised resulting in 850,000 warrants outstanding at April 30, 2015.

The Company used the following assumptions in the calculation:

Stock Price (grant date)	$0.47
Exercise Price	$0.01
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

The following tables summarize all consultant stock warrant activity of the Company since April 30, 2014:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2014	—	$—	—	$—
Issued July 14, 2014	2,000,000	$0.01	—	—
Issued February 24, 2015	1,550,000	$0.01	4.82	$221,000
Canceled January 1, 2015	(2,000,000)	$0.01	—	—
Exercised March 13 and April 23, 2015	(700,000)	$0.01	—	—
Outstanding April 30, 2015	850,000	$0.01	4.82	$221,000

NOTE 7 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2015, 33,450,009 shares were issued and outstanding. Additionally, there are 7,000,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 7,000,000 unvested shares of common stock are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 2,000,000 of the shares, the right to vote.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 7 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal annual installments over a 4 year employment period commencing July 2015. The 12,000,000 vested shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in $600,000 of stock based compensation expense in the statement of operations. The remaining 7,000,000 shares valued at $0.05 per share or $350,000 are being amortized to compensation expense over the vesting period.

On July 14, 2014, the Company granted 2,649,642 shares of its common stock for prior professional and employee services provided to the Company. The shares of common stock were granted at a contractually agreed value of $0.01 per share and were vested immediately. The shares of common stock were valued for accounting purposes at $0.05 per share, the quoted market price on the date of grant and resulted in $132,482 of stock based compensation expense as all of the shares were vested on the date of grant. The 2,649,642 shares issued included 100,000 shares to Stradley, Ronon Stevens & Young, LLP ("Stradley"), a law firm that has a judgment against the Company in the amount of $166,129. The Company is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 9 – Commitments and Contingencies).

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

On July 14, 2014, the Company granted 1,000,000 shares of its common stock pursuant to the 2014 Employee Stock Plan. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and were vested immediately. Accordingly, the Company recorded $50,000 of compensation expense in the statement of operations.

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services related to shareholder information and public relations. The term of the agreement is for six (6) months. As compensation for the services, the Company issued the consultant 250,000 shares of common stock and will pay the consultant a monthly cash fee of $2,500. The Company valued the stock based upon the quoted market price of $0.90 on the date of grant, or $225,000. The $225,000 is being amortized to consulting expense over the 6 month term of the consulting agreement. During the year ended April 30, 2015, the Company recorded $187,500 of consulting expense. The remaining unamortized amount of $37,500 is recorded as prepaid consulting in the accompanying financial statements at April 30, 2015.

Effective January 28, 2015, a consultant with vested stock options granted under the 2014 Plan exercised 300,000 stock options at $0.05 per share or $15,000 to the Company.

Effective March 13, 2015 and April 23, 2015, two consultants with vested stock warrants exercised 700,000 stock warrants at $7,000 to the Company.

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two year term of the consulting agreement. During the year ended April 30, 2015, the Company recorded $8,014 of consulting expense. The remaining unamortized amount of $141,986 is recorded as 1) $75,000 of prepaid consulting – current and 2) $66,986 of prepaid consulting – non-current in the accompanying financial statements at April 30, 2015.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 14, 2014, the Company granted 1,457,874 shares of its common stock in exchange for canceling $242,980 in debt, including principal and accrued interest. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $170,086 and this amount was charged to additional paid in capital in the accompanying financial statements.

During the year ended April 30, 2015, the Company recorded $245,000 of compensation for its management in accordance with executed management service agreements. At April 30, 2015, $240,000 of this amount was unpaid and is recorded as accounts payable – related parties in the accompanying financial statements.

From February to April 2015, an officer of the Company provided $14,000 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. At April 30, 2015, the Company has recorded the $14,000 as Notes Payable – Related Parties in the accompanying financial statements. See Note 4- Debt.

During August 2014 to December 2014, the Company paid Sully Executive Services, a company owned and operated by an officer of the Company, a total of $71,000 for website design, branding and other related services.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2013. In addition to the previously issued 80,000 shares of common stock, on July 14, 2014, the Company issued 100,000 shares of common stock to Stradley and is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 6 – Capital Share Transactions).

Unpaid Taxes and Penalties

At April 30, 2015, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $247,000. The interest and penalties are included as accrued expenses in the accompanying financial statements at April 30, 2015. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens.

Effective November 24, 2014, the Company engaged an investment banking firm as a consultant relating to assisting with the financial requirements to implement the Company's new business strategy and business plan. Upon the execution of the agreement, the Company paid the consultant a $25,000 cash retainer and will be offset against any other fees paid under the agreement. The agreement includes a cash fee payment to the consultant equal to eight percent (8%) for any equity financing received by the Company and a warrant to purchase the Company's common stock equal to eight percent (8%) of any equity or debt securities issued by the Company. The warrant will have an exercise price equal to the same price as the securities that were issued, have an exercise period of five (5) years and have a cashless or net exercise option. The term of the agreement is twelve (12) months. In March 2015, the agreement was cancelled and no cash proceeds from any equity financing were obtained by the Company and therefore no warrants were issuable to the consultant.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2015 AND 2014

NOTE 10 – SUBSEQUENT EVENTS

Through the date of these financial statements, the Company received an additional $18,000 of gross proceeds from the issuance of convertible unsecured promissory notes to third parties as discussed under Note 4 – Debt. Through the date of these financial statements, the Company has received $481,560 related to this private placement offering.

In May 2015, the Company cancelled 10,000 shares of common stock previously issued erroneously for services. As of the date of these financial statements, the Company is in the process of determining the accounting treatment for the cancellation of the common stock.

In July 2015, the Company received an additional $1,000 of proceeds from an officer of the Company an officer of the Company for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. Through the date of these financial statements, the officer has advanced a total of $15,000 to the Company for working capital purposes.

In July 2015, the Company received $20,000 of proceeds as a short-term loan from an existing investor for working capital purposes.  The Company has agreed that upon the receipt of sufficient funding, the investor will be repaid $25,000 representing the $20,000 short-term loan plus a $5,000 interest fee.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

The following reflects the changes in Accumulated Other Comprehensive Income (Loss) for the years ended April 30, 2015 and 2014, respectively:

Unrealized Gains
and Losses on
Available-For-Sale
Securities

Balance at April 30, 2013	$33,342

Other comprehensive loss before reclassifications	(13,036)
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive loss	(13,036)

Balance at April 30, 2014	$20,306

Other comprehensive loss before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	(20,306)
Net current period other comprehensive loss	$(20,306)

Balance at April 30, 2015	$—