Form 10-Q
period 2015-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2015-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-51132

Major League Football, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	20-1568059 (I.R.S. Employer Identification No.)

6230 University Parkway, Suite 301, Lakewood Ranch, FL (Address of principal executive offices)	342408 (Zip Code)

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

The number of shares of the registrant’s Common Stock outstanding as of September 11, 2015 was 40,440,009.

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

On July 14, 2014, Major League Football, Inc. f/k/a Universal Capital Management, Inc. (the “Company”) entered into and closed a definitive asset purchase agreement (“Asset Purchase Agreement”) with Major League Football, LLC, a development stage company formed in 2009 to establish, develop and operate a professional spring football league to be known as “Major League Football.” Prior to July 14, 2014, the Company's business was to identify and advise in development and market consumer products.

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

Plan of Operation

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

We expect that we will need new financing over the next 12 months in order to position our Company for its anticipated launch in March 2016. Specifically, we anticipate that we will need to raise approximately $35 million prior to October 2015 and subsequently, commence another offering or offerings to raise an additional $50 million to cover our operating expenses through the end of 2017.

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

Focus on the bottom line

•

Controlled costs

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

MLFB Market Opportunity

Major League Football intends to establish a brand that is fan-friendly, exciting, affordable and interactive, but most importantly provides consumers real value for their sports dollars. MLFB will underscore the fans’ access to team members, coaches, league officials and other fans, something no other existing or previous football league has ever delivered to its viewing audience. Although Major League Football’s ticket pricing will be a fraction to that of the established professional leagues (NBA, MLB, NHL and NFL), its ultimate goal will be to offer its fans an incomparable value-added experience for their entertainment dollar.

Additionally, as a result of a carefully crafted study, we will not locate teams in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity. By positioning teams in prime emerging and under-represented markets throughout the contiguous 48 states (including potentially placing teams in the top two metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by sports fans throughout the US, many of whom are already experiencing post Super Bowl withdrawal. Of equal or greater importance to Major League Football is the fact that both established and peripheral football fans in these exciting new markets will finally be afforded the opportunity of establishing their own personal sports identity while at the same time fostering strong community pride. Lastly, although Major League Football’s long range vision is to maintain a positive working relationship with the NFL, its ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season.

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

It will be Major League Football’s intent to pursue a national broadcasting deal that will offer promotional activity at the local level in each of its respective markets. Major League Football believes, that an opportunity exists in the “need for content” for viewer ship during the Spring season and believes that it has positioned itself uniquely in this space.

Merchandising & Licensing Overview

The thrust of our licensing and co-branding strategy is to create an increase in brand value for MLFB and the partners we align with. In order for the league to have a robust licensing and co-branding business, we have created a 3-tier approach that focuses on generating strong revenue streams for the league and initiating value based collaborative efforts that further enhance the MLFB brand.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenue, and a net loss and net cash used in operating activities of $635,725 and $67,663 respectively, for the three months ended July 31, 2015. Additionally, at July 31, 2015, the Company has minimal cash and has a working capital deficit of $1,659,841, an accumulated deficiency of $15,125,290 and a stockholders' deficiency of $1,599,687, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at July 31, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Three months ending July 31, 2015, compared to the three months ended July 31, 2104

For the three months ended July 31, 2015, we had no revenue as compared to $20,000 for the three months ended July 31, 2014.  For 2014, all of our revenue was comprised of management services provided to customers under our previous business plan. As discussed previously, the Company has transitioned to a different business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in March 2016.

Total operating expenses for the three months ended July 31, 2015 were $629,656 as compared to total operating expenses for the three months ended July 31, 2014 of $1,303,531. The decrease from 2014 to 2015 was primarily that the 2014 amount had $400,000 of asset purchase expense related to the acquisition of MLF assets.  Since there was no tangible future cash flows for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase expense.  Additionally, the decrease from 2014 included a $288,873 decrease in salaries and wages and a $58,874 decrease in professional fees.  The reduction in salaries and wages was primarily that in 2014, there was $663,732 of stock compensation expense for common stock issued to employees which no comparable amount in 2015, offset by $180,000 of accrued salaries and wages for the new MLFB management team in 2015 with no comparable amount in 2014.  The reduction in professional fees was primarily that in 2014, there was $118,750 of stock compensation expense for common stock issued to consultants with no comparable amount in 2015, offset by an increase in professional fees in 2015 related to the new MLFB business.

Other income (expense) for the three months ended July 31, 2015 was $6,069 of expense compared to $78,091 of income for the three months ended July 31, 2014. The decrease in income from 2014 to 2015 was that the 2014 amount consisted primarily of $62,073 of gain from the issuance of common stock for the exchange of debt and $21,894 of gain from the sale of marketable securities.

As a result of the above, we had a net loss of $635,725 and a net loss of $1,205,440 for the three months ended July 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the issuance of debt for liquidity and we had $1,120 of cash at July 31, 2015. Consequently, payment of operating expenses will have to come similarly from equity capital or borrowed funds from investors related to our MLFB business plan. The Company is in the process of raising the initial capital to implement the Company's MLFB business strategy and business plan, both domestically and abroad, and it is in the process of reviewing the EB-5 Immigrant Investor Program to determine the feasibility of obtaining capital investments by foreign investors through the EB-5 program. There is no assurance that we will be successful in raising additional equity capital or additional borrowings, or if we can, that we can do so at a price that management believes to be appropriate.

On September 8, 2015, our Company entered into a privately negotiated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Clairemont Private Investment Group, LLC (“Clairemont”). Under the Securities Purchase Agreement, our Company will sell to Clairemont (i) 5,000,000 shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and a warrant to purchase up to an additional 5,000,000 shares of our common stock at an exercise price equal to 125% of the Conversion Price of the Series A Preferred Stock. The “Conversion Price” is equal to 75% of the 15 day VWAP price of the common stock; and (ii) the number of shares of common stock calculated pursuant to Securities Purchase Agreement at a price per share equal to the VWAP price of the Company’s common stock during the twenty (20) consecutive trading day period beginning on the last trading date prior to the date of delivery to the Company of the $10,000,000 investment; all in exchange for $15,000,000 and a right of first refusal to purchase a Company franchise in Missouri City, TX (the “Right of First Refusal”).  The $5 million sale and purchase of the Series A Preferred Stock and the warrant is expected to occur at a closing on or before September 30, 2015, subject to customary closing conditions. The $10 million sale and purchase of Company common stock is expected to occur at a closing on or before January 31, 2016, subject to customary closing conditions. The Right of First Refusal vests on the closing date of the sale and purchase of our common stock. No assurances can be made that one or both of the closings will occur or that the Right of First Refusal will vest.

We expect the sale of these securities will provide our Company with additional working capital to implement the Company's MLFB business strategy and business plan.

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

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
May -July 2015	Convertible unsecured promissory notes –$18,000 in the aggregate

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 3.	Defaults Upon Senior Securities.

In July 2014, the Company commenced an offering of up to $3,000,000 of convertible unsecured promissory notes to provide working capital for the Company. The terms include a four percent (4%) per annum interest rate, payable in full with interest nine (9) months from the issuance date, convertible into common stock of the Company pursuant to the terms that are more fully described in Note 3 of Notes to Financial Statements.  At July 31, 2015, no holders of the convertible unsecured promissory notes had elected to convert into common stock. Additionally, at July 31, 2015, $387,192 of the principal amount and interest of the convertible unsecured promissory notes, were in default as related to their term of nine (9) months from the issuance date. In September 2015, the Company obtained extensions of the convertible unsecured promissory notes in default as related to their term of nine (9) months from the issuance date.  As a result, the new repayment date for these convertible unsecured promissory notes is October 31, 2015 and they are no longer in default.

Item 6.	Exhibits.

The following exhibits are included herein:

3.3	Securities Purchase Agreement (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2015).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

September 14, 2015	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JULY 31, 2015

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At July 31, 2015	At April 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,120	$29,583
Prepaid expenses	75,829	114,513
TOTAL CURRENT ASSETS	76,949	144,096

LONG-TERM ASSETS
Prepaid consulting	48,236	66,986
Security deposit	11,918	—
TOTAL LONG-TERM ASSETS	60,154	66,986

TOTAL ASSETS	$137,103	$211,082

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$378,177	$355,296
Accounts payable - related parties	420,000	240,000
Accrued expenses	296,367	293,536
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes	481,560	463,560
Notes payable, net or original issue discount	20,000	—
Notes payable, related parties	15,200	14,000
Accrued interest	15,332	10,620

TOTAL CURRENT LIABILITIES	1,736,790	1,487,166

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; No shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	$—	$—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,190,009 and 33,450,009 shares issued and outstanding at July 31, 2015 and April 30, 2015, respectively	35,190	33,450
Additional paid-in capital	13,490,413	13,180,031
Accumulated deficiency	(15,125,290)	(14,489,565)

TOTAL STOCKHOLDERS' DEFICIENCY	$(1,599,687)	$(1,276,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$137,103	$211,082

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	July 31,
	2015	2014
Revenue
Management services	$—	$20,000
Total Revenue	—	20,000

Operating Expenses
Salaries and wages	495,622	724,495
Professional fees	94,819	153,693
Insurance	2,757	7,490
Asset purchase expense	—	400,000
General and administrative	36,458	17,853
Total Operating Expenses	629,656	1,303,531

Operating Loss	(629,656)	(1,283,531)

Other Income (Expense)
Tax penalties and interest	(4,857)	(6,614)
Miscellaneous income	3,500	738
Interest expense	(4,712)	—
Gain on sale of available-for-sale marketable equity securities	—	21,894
Gain on issuance of common stock in settlement of debt	—	62,073
Total Other Income (Expense)	(6,069)	78,091

Net Loss	$(635,725)	$(1,205,440)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.04)

Weighted Average Shares - Basic and Diluted	33,440,879	26,962,634

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(635,725)	$(1,205,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of available-for-sale marketable equity securities	—	(21,894)
Gain on issuance of common stock for exchange of debt	—	(62,073)
Amortization of prepaid consulting over service period	56,499	—
Cancellation of common stock issued erroneously for services	(3,500)	—
Amortization of stock options issued for employee services over vesting period	22,055	—
Amortization of stock options issued for consulting services over service period	73,576	56,688
Amortization of common stock issued for employee services over vesting period	219,991	4,075
Amortization of stock warrants issued for consulting services over vesting period	—	3,802
Asset purchase expense	—	400,000
Stock based compensation expense	—	782,482
Changes in operating assets and liabilities:
Prepaid expenses	935	(746)
Accounts payable	22,881	(10,338)
Accounts payable - related parties	180,000	—
State income taxes payable	—	500
Accrued expenses	2,831	6,113
Accrued interest	4,712	—
Security deposit	(11,918)	—
Net cash used in operating activities	(67,663)	(46,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale marketable equity securities	—	21,894
Net cash provided by investing activities	—	21,894

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	18,000	57,500
Proceeds from issuance of notes payable	20,000	—
Proceeds from issuance of notes payable from related parties	1,200	—
Net cash provided by financing activities	39,200	57,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,463)	32,563
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	29,583	1,369
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,120	$33,932

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Three Months Ended
	July 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$—
CASH PAID FOR INTEREST	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of accumulated other comprehensive income	$—	$20,306
Issuance of common stock for exchange of debt	$—	$26,500
Issuance of common stock to related party for exchange of debt	$—	$242,980
Issuance of common stock previously unvested	$1,750	$—

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenue, and a net loss and net cash used in operating activities of $635,725 and $67,663 respectively, for the three months ended July 31, 2015. Additionally, at July 31, 2015, the Company has minimal cash and has a working capital deficit of $1,659,841, an accumulated deficiency of $15,125,290 and a stockholders' deficiency of $1,599,687, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at July 31, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

During the three months ended July 31, 2015, the Company received $18,000 of proceeds from the issuance of convertible unsecured promissory notes and $20,000 from the issuance of unsecured promissory notes. See Note 8 - Subsequent Events.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company's ability to close on equity financing to implement its MLFB business plan and achieve a level of profitability - see Note 8 – Subsequent Events. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the Securities and Exchange Commission on August 13, 2015. The interim operating results for the three months ending July 31, 2015 are not necessarily indicative of operating results expected for the full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates include the valuation of stock-based compensation and settlements and the valuation allowance on deferred tax assets.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2015, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Concentration of Revenues

Innovation Industries accounted for 100% of our revenue for the three months ended July 31, 2014.  All of the revenue recorded related to our prior business plan.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

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

All revenue for the Company in the amount of $20,000 for the three months ended July 31, 2014 was recorded as management services.

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

Net Loss per Share of Common Stock

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or issuable during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive for the three months ended July 31, 2015 and 2014, respectively. Therefore, diluted EPS equals basic EPS.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At July 31, 2015, there were outstanding stock options to purchase 8,740,000 shares and 850,000 stock warrants to purchase shares respectively of the Company's common stock which may dilute future earnings per share.

Recently Issued Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Additionally, other new pronouncements issued but not yet effective until after July 31, 2015 are not expected to have a significant effect on the Company's financial position or results of operations.

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

NOTE 3 – DEBT

Convertible notes and notes payable consists of the following:

	July 31, 2015	April 30, 2015
Convertible unsecured promissory notes:
Unsecured convertible promissory notes payable – Interest accrued at 4% and principal and interest due 9 months from the issuance date.	$481,560	$463,560

Total Convertible unsecured notes	$481,560	$463,560

Unsecured Notes payable:
Unsecured promissory note payable – July 31, 2015. Balloon repayment of $25,000 on August 31, 2015 including $5,000 of original issue discount	$25,000	$—
Less: Original issue discount	(5,000)	—

Total Unsecured Notes payable	$20,000	$—

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 3 – DEBT (CONTINUED)

Notes payable, related party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on July 29, 2015. No interest and principal payable on demand.	$15,200	$14,000

Total Notes payable, related party	$15,200	$14,000

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

On February 24, 2015 and amended May 29, 2015, the Company provided additional conversion provisions to the holders of the convertible unsecured promissory notes at 4% discussed above. The additional provisions provide the holders of the notes (i) the right to convert the principal, along with all interest thereon, into shares of the registrant’s common stock at the conversion price of $0.30 per share, and (ii) a one (1) year warrant to purchase up to 100% of the number of shares obtained upon conversion of the note at the exercise price of $1.00 per share. At July 31, 2015, no holders of the convertible unsecured promissory notes had elected to convert into common stock.

At July 31, 2015, $372,860 of the principal amount of the convertible unsecured promissory notes were in default as related to their term of nine (9) months from the issuance date.  See Note 8 – Subsequent Events.

During the three months ended July 31, 2015, the Company received $18,000 of gross proceeds from this private placement offering and at July 31, 2015, had received a total of $481,560 of gross proceeds. At July 31, 2015, the Company had recorded $15,332 of accrued interest related to the convertible unsecured promissory notes.

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

From February to July 2015, an officer of the Company has provided $15,200 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. At July 31, 2015, the Company has recorded the amount as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 6 – Related Party Transactions.

On July 31, 2015, an existing investor of the Company provided $20,000 of funds for working capital requirements structured as an unsecured promissory note.  The terms of the promissory note requires a $25,000 balloon repayment including principal and interest on August 31, 2015.  The Company has recorded the Note Payable at the gross amount of $25,000 less $5,000 of original issue discount that will be amortized to interest expense upon repayment.  See Note 8 – Subsequent Events.

NOTE 4 – STOCK BASED COMPENSATION

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 vest over a period of three to four years based upon the specific consulting agreements. The Company valued the stock options in accordance with ASC 505, Stock Compensation – Non Employees, by using the Black Scholes Pricing Model.

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed to consulting expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options at July 31, 2015.

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result, the consulting expense for the remaining 2,000,000 unvested stock options was $73,576 for the three months ended July 31, 2015 and $1,688 for the period from July 14, 2014 to July 31, 2014.

The Company used the following assumptions in the calculation:

Stock Price (re-measurement date of July 31, 2015)	$0.30
Exercise Price	$0.05
Expected Remaining Term	8.96 years
Volatility	318%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. All of these options expire on February 23, 2025. In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s expected Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. These options vest over a two year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. It is anticipated that Mr. Vainisi will commence serving as the Company’s Chief Executive Officer in the near future upon the finalization of his employment agreement.

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

The remaining 5,070,000 unvested stock options had a fair value of $2,382,900 on the grant date and will be amortized ratably over the vesting periods. For the three months ended July 31, 2015, the Company recorded $219,991 in stock based compensation expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in the calculation:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

The following table summarizes employee and consultant stock option activity of the Company for the three months ended July 31, 2015:

Employee and Consultant Stock Options Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2015	8,740,000	$0.06	9.60	$616,000
Activity for three months ended July 31, 2015	—	$—	—	$—
Outstanding, July 31, 2015	8,740,000	$0.06	9.35	$700,000

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

The Company used the following assumptions in the calculation:

Stock Price (grant date)	$0.05
Exercise Price	$0.01
Expected Remaining Term	0.5 years
Volatility	161%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

On January 1, 2015 the Company executed a rescission agreement with the Consultant terminating the consulting agreement and canceling the warrant issuance, effective retroactively to July 14, 2014. Therefore, the Company reversed $24,376 of consulting expense related to this agreement.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes consultant stock warrant activity of the Company for the three months ended July 31, 2015:

Consultant Stock Warrants Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2015	850,000	$0.01	4.82	$221,000
Activity for three months ended July 31, 2015	—	$—	—	—
Outstanding July 31, 2015	850,000	$0.01	4.57	$246,500

NOTE 5 – CAPITAL SHARE TRANSACTIONS

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of July 31, 2015, 35,190,009 shares were issued and outstanding. Additionally, there are 5,250,000 shares of unvested common stock to be issued to employees over the remaining period of three years through July 14, 2018. The 5,250,000 unvested shares of common stock are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote.

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal annual installments over a 4 year employment period commencing July 2015. During the three months ended July 31, 2015, 1,750,000 of the 7,000,000 shares vested leaving a balance of 5,250,000 unvested shares and the Company recorded the issuance of the 1,750,000 shares at its par value of $1,750 with an offset to additional paid in capital. The unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period.  During the three months ended July 31, 2015, the Company recorded $22,055 of compensation expense related to vesting of the shares.

On July 14, 2014, the Company granted 2,649,642 shares of its common stock for prior professional and employee services provided to the Company. The shares of common stock were granted at a contractually agreed value of $0.01 per share and were vested immediately. The shares of common stock were valued for accounting purposes at $0.05 per share, the quoted market price on the date of grant and resulted in $132,482 of stock based compensation expense as all of the shares were vested on the date of grant. The 2,649,642 shares issued included 100,000 shares to Stradley, Ronon Stevens & Young, LLP ("Stradley"), a law firm that has a judgment against the Company in the amount of $166,129. The Company is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 7 – Commitments and Contingencies).

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services related to shareholder information and public relations. The term of the agreement is for six (6) months. As compensation for the services, the Company issued the consultant 250,000 shares of common stock and will pay the consultant a monthly cash fee of $2,500. The Company valued the stock based upon the quoted market price of $0.90 on the date of grant, or $225,000. The $225,000 is being amortized to consulting expense over the 6 month term of the consulting agreement. At April 30, 2015, $37,500 of this amount (final month of the agreement) was recorded as prepaid consulting and during the three months ended July 31, 2015, was amortized to consulting expense in the accompanying unaudited statements of operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 5 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two year term of the consulting agreement. During the three months ended July 31, 2015, the Company recorded $18,750 of consulting expense and the remaining unamortized amount of $123,236 is recorded as 1) $75,000 of prepaid consulting – current and 2) $48,236 of prepaid consulting – non-current in the accompanying unaudited financial statements at July 31, 2015.

NOTE 6 – RELATED PARTY TRANSACTIONS

On July 14, 2014, the Company granted 1,457,874 shares of its common stock in exchange for canceling $242,980 in debt, including principal and accrued interest. The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $170,086 and this amount was charged to additional paid in capital in the accompanying unaudited financial statements.

During the three months ended July 31, 2015, the Company recorded $180,000 of compensation for its management in accordance with executed management service agreements. At July 31, 2015, a total of $420,000 was unpaid and is recorded as accounts payable – related parties in the accompanying unaudited financial statements.

From February to July, an officer of the Company provided $15,200 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. At July 31, 2015, the Company has recorded this amount as notes payable – related parties in the accompanying unaudited financial statements. See Note 3 - Debt.

See Note 8 - Subsequent Events.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida.  The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit and is recorded as a current asset in the accompanying interim financial statements.  The Company has an option to extend the terms and conditions of the lease for an additional three (3) years by giving notice at least six (6) months before the expiration of the term.

As of July 31, 2015, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

Year ended April 30,
2016	(9 months)	$107,262
2017		143,016
2018		35,754
2019		—
2020		—
Total		$286,032

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company has recorded this amount as accounts payable as of July 31, 2013. In addition to the previously issued 80,000 shares of common stock, on July 14, 2014, the Company issued 100,000 shares of common stock to Stradley and is in discussion with the law firm to resolve the Judgment and anticipates a resolution in the near future. (See Note 5 – Capital Share Transactions).

Unpaid Taxes and Penalties

At July 31, 2015, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the IRS and the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $251,000. The interest and penalties are included as accrued expenses in the accompanying unaudited financial statements at July 31, 2015. The Company has agreements with both agencies to pay a minimum per month to avoid any collections or additional liens. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and may be in default of the agreements with both agencies.

NOTE 8 – SUBSEQUENT EVENTS

Effective August 28, 2015, the Company granted 1,400,000 warrants to purchase common stock, exercisable at $0.35 per share, to a consultant for services to be provided over a one year period. Of the 1,400,000 stock warrants, 700,000 vested immediately on the grant date of August 28, 2015 and the remaining 700,000 vest six (6) months from the grant date on February 28, 2016. The warrant has an exercise period of thirty (30) months through February 28, 2018. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value.

According to ASC 505-50, a measurement date was reached at the date of grant, or August 28, 2015 for the 700,000 warrants which vested on the grant date. For the 700,000 warrants that vest in six (6) months, the fair value will be re-valued at each reporting date until the vesting date of February 28, 2016.

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The remaining 700,000 unvested stock warrants had a fair value of $289,867 on the grant date and will also be amortized ratably to consulting expense over the twelve (12) month service period, however these warrants will be re-valued through the vesting date of February 28, 2016, and the adjusted valuation, less the amounts amortized through the vesting date, will be amortized over the remaining service period of six (6) months.

The Company used the following in the calculation:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (3 month T-bill rate)	0.30%

On August 31, 2015, an officer of the Company personally repaid $20,000 of an unsecured promissory note that had a required $25,000 balloon payment to be made by the Company as required under the terms of a promissory note.  The Company is in the process of obtaining additional capital to repay the officer but as of the date of these unaudited financial statements, this had not been completed - See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2015

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

On September 8, 2015, the Company announced that it has entered into a privately negotiated Securities Purchase Agreement (the “Securities Purchase Agreement”) with an investment group.

Pursuant to the Securities Purchase Agreement, the Company will sell to the investment group: (i) 5,000,000 shares of Series A 10% Convertible Preferred Stock (the “Series A Preferred Stock”) and a warrant (the “Warrant”) to purchase up to an additional 5,000,000 shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), at an exercise price equal to 125% of the Conversion Price of the Series A Preferred Stock. The “Conversion Price” is equal to 75% of the 15 day VWAP price of the Common Stock; and (ii) the number of shares of Common stock calculated pursuant to Securities Purchase Agreement at a price per share equal to the VWAP price of the Company’s Common Stock during the twenty (20) consecutive trading day period beginning on the last trading date prior to the date of delivery to the Company of a $10,000,000 investment; all in exchange for $15,000,000 and a right of first refusal to purchase a Company franchise in Missouri City, TX (the “Right of First Refusal”). All of the securities offered and sold pursuant to the Securities Purchase Agreement are restricted and no registration rights are contemplated.

The $5 million sale and purchase of the Series A Preferred Stock and Warrant is expected to occur at a closing on or before September 30, 2015, subject to customary closing conditions. The $10 million sale and purchase of the Common Stock is expected to occur at a closing on or before January 31, 2016, subject to customary closing conditions. The Right of First Refusal vests on the closing date of sale and purchase of the Common Stock. No assurances can be made that one or both of the closings will occur or that the Right of First Refusal will vest.

In September 2015, the Company obtained extensions of convertible unsecured promissory notes in default as related to their term of nine (9) months from the issuance date. As a result, the new repayment date for these convertible unsecured promissory notes is October 31, 2015.  See Note 3 – Debt.