Form 10-Q
period 2015-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2015-12-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of December 14, 2015 was 43,047,003.

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

Plan of Operation

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Our anticipated launch is April 2016. We intend to fill a void by establishing teams in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, dominant independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

•

Centralized contracting for players’ services that result in controlled player payrolls without violating antitrust laws

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $2,750,041 and $234,893 respectively, for the six months ended October 31, 2015. Additionally, at October 31, 2015, the Company has minimal cash and has a working capital deficit of $664,446, an accumulated deficiency of $17,239,606 and a stockholders' deficiency of $619,787, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at October 31, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Three months ending October 31, 2015, compared to the three months ended October 31, 2104

For the three months ended October 31, 2015, we had $24,250 of revenue as compared to no revenue for the three months ended October 31, 2014. For 2015, all of our revenue was from football league tryout camps whereby the Company is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in April 2016. Additionally, at October 31, 2015, we had $21,170 of deferred revenue from league tryout camps for fees received in advance of the camp event.

Total operating expenses for the three months ended October 31, 2015 were $1,171,116 as compared to total operating expenses for the three months ended October 31, 2014 of $463,628. The increase from 2014 to 2015 was primarily from a $405,416 increase in salaries and wages. The increase is primarily related to $360,000 of accrued and unpaid compensation for the Company’s management team. Additionally, the 2015 increase related to $50,390 of expense for football league tryout camps with no comparable amount in 2014.

Other income (expense) for the three months ended October 31, 2015 was $967,450 of expense compared to $1,855 of expense for the three months ended October 31, 2014. The increase from 2014 to 2015 in expense was primarily from a $1,047,386 increase in interest expense, offset by a $78,588 increase in miscellaneous income. The increase in interest expense was primarily from a $1,037,561 beneficial conversion feature for the conversion of convertible notes payable and accrued interest into common stock and warrants of the Company. The increase in miscellaneous income was all from an $84,580 adjustment related to an offer in compromise agreement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 making up the 20% down payment for $2,757 (paid in November 2015), a second installment payment of $2,208, and then four monthly payments of $2,205.

As a result of the above, we had a net loss of $2,114,316 and a net loss of $465,483 for the three months ended October 31, 2015 and 2014, respectively.

Six months ending October 31, 2015, compared to the six months ended October 31, 2104

For the six months ended October 31, 2015, we had $24,250 of revenue as compared to $20,000 for the six months ended October 31, 2014. For 2015, all of our revenue was from football league tryout camps whereby the Company is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in April 2016. For 2014, all of our revenue was comprised of management services provided to customers under our previous business plan. Additionally, at October 31, 2015, we had $21,170 of deferred revenue from league tryout camps for fees received in advance of the camp event.

Total operating expenses for the six months ended October 31, 2015 were $1,800,772 as compared to total operating expenses for the six months ended October 31, 2014 of $1,767,159. The increase from 2014 to 2015 was primarily from an $184,674 increase in professional fees and $50,390 of expense for football league tryout camps with no comparable amount in 2014. The increase was offset by $400,000 of asset purchase expense related to the acquisition of MLF assets in 2014. Since there was no tangible future cash flows for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase

Other income (expense) for the six months ended October 31, 2015 was $973,519 of expense compared to $76,236 of income for the six months ended October 31, 2014. The change from 2014 to 2015 was primarily from an increase in interest expense of $1,052,098 from a $1,037,561 beneficial conversion feature for the conversion of convertible notes payable and accrued interest into common stock and warrants of the Company.

Additionally, from 2014 to 2015, there was an $81,350 increase in miscellaneous income, primarily from an $84,580 adjustment related to an offer in compromise agreement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205.

The 2014 amount consisted primarily of $62,073 of gain from the issuance of common stock for the exchange of debt and $21,894 of gain from the sale of marketable securities with no comparable amount for 2015.

As a result of the above, we had a net loss of $2,750,041 and a net loss of $1,670,923 for the six months ended October 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the issuance of debt for liquidity and we had $16,435 of cash at October 31, 2015. Consequently, payment of operating expenses will have to come similarly from equity capital or borrowed funds from investors related to our MLFB business plan. The Company is in the process of raising the initial capital to implement the Company's MLFB business strategy and business plan, both domestically and abroad. There is no assurance that we will be successful in raising additional equity capital or additional borrowings, or if we can, that we can do so at a price that management believes to be appropriate. We expect that we will need new financing over the next eight (8) months in order to position our Company for its anticipated launch in April 2016. Specifically, we anticipate that we will need to raise approximately $4 million prior to December 31, 2015 and subsequently to raise approximately $20 million thereafter to cover our operating expenses through the end of the 2016 season.

On September 8, 2015, the Company entered into a Securities Purchase Agreement (the “Original Purchase Agreement”) with Clairemont Private Investment Group, LLC, a Texas Limited Liability Company (the “Investor”) in connection with a private placement of series A preferred stock and common stock whereby the Investor agreed to invest in the Company a total of $15,000,000 pursuant to two separate closings. The first closing closed on October 2, 2015. Subsequently, for reasons not related to any aspect of the Company, the Investor contacted the Company and requested that the Company not disperse any of the $5 million that the Company received from the Investor on October 2, 2015, and informed the Company that it desired to negotiate an amendment to the Original Purchase Agreement that would provide for different closing dates. The Company agreed to not disperse any of the $5,000,000 in investment funds it received from the Investor and to negotiate an amendment to the Original Purchase Agreement. On October 20, 2015, (i) the Company and the Investor agreed to rescind in its entirety the Original Purchase Agreement and entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”); (ii) the Company agreed to refund all funds it received from the Investor; and (iii) the Investor agreed to return all securities it received from the Company. Under the Amended Securities Purchase Agreement, the Company will sell to the Purchaser in exchange for $20,000,000 and a right of first refusal to purchase a Company franchise in Missouri City, TX (the “Right of First Refusal”) either (i) 26,666,666 shares of Company common stock in the event the closing occurs on or before February 1, 2016; or (ii) the lesser of (a) the number of shares of common stock equal to the quotient obtained by dividing 20,000,000 by the Company’s 20 day VWAP price of the Company’s common stock during the twenty (20) consecutive trading day period beginning on the last trading date prior to the Closing Date or (b) 26,666,666 shares of common stock, in the event the closing occurs at any time after February 1, 2016. The entire $20 million sale and purchase of the common stock is expected to occur on or before February 1, 2016, subject to customary closing conditions. The Right of First Refusal vests on the closing date of the sale and purchase of the common stock. No assurances can be made that the closing will occur or that the Right of First Refusal will vest.

On November 2, 2015, the Company received $50,000 of proceeds from the private sale of 166,666 shares of common stock at $0.30 per share.

On November 17, 2015, the Company received $100,000 of proceeds from the private sale of an unsecured convertible note with a conversion price of $0.30 per share and an annual interest rate of 8%. Attached to the note was (i) a six (6) month warrant to purchase up to 50,000 shares of the Company’s common stock at the exercise price of $0.30 per share; and (ii) a six (6) month warrant to purchase up to 50,000 shares of the Company’s common stock at the exercise price of $0.01 per share.

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

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

The Company plans to hire a full time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its business plan.

Changes in Internal Control Over Financial Reporting.

No change in our Company's internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
August 2015	Warrant – right to buy 1,400,000 shares of common stock at $0.35 per share issued for services.
September 2015	Common Stock – 100,000 shares of common stock at $0.01 per share pursuant to a warrant exercise for total proceeds of $1,000.
September 2015	Common Stock – 10,000 shares of common stock at $0.30 per share pursuant to a warrant exercise for total proceeds of $3,000.
October 31, 2015

2,330,327 shares of common stock and warrants to purchase 2,330,327 shares of common stock at $.30 per share pursuant to the conversion of $699,098 of principal and interest on convertible unsecured promissory notes.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 5.	Other Information.

On December 9, 2014, pursuant to Form 8-K/A, the Company disclosed that on December 2, 2014 the Company’s Board of Directors appointed Jerome R. Vainisi to serve as the Company’s chief executive officer commencing in January 2015 upon the date that the Company and Mr. Vainisi finalized Mr. Vainisi’s employee agreement. Pursuant to a Form 8-K dated February 24, 2015, the Company disclosed that Mr. Vainisi and the Company had not yet finalized Mr. Vainisi’s employee agreement and that Mr. Vainisi has not commenced serving as our chief executive officer. The Company and Mr. Vainisi expected that Mr. Vainisi would commence serving as the Company’s chief executive officer sometime during March/April 2015. On December 11, 2015, Mr. Vainis ended the process of finalizing Mr. Vainis’s contract with the Company and removed himself from consideration to serve as the Company’s chief executive officer.

Item 6.	Exhibits.

The following exhibits are included herein:

3.1	Certificate of Designation and Terms of Series A Preferred Stock (incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2015).
10.1	Securities Purchase Agreement (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2015).
10.2	Amended and Restated Securities Purchase Agreement (incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2015).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

December 15, 2015	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2015

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At October 31, 2015	At April 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,435	$29,583
Prepaid consulting	843,688	114,513
TOTAL CURRENT ASSETS	860,123	144,096

Property and Equipment, net	3,255	—

OTHER ASSETS
Prepaid consulting	29,486	66,986
Rent deposit	11,918	—
TOTAL OTHER ASSETS	41,404	66,986

TOTAL ASSETS	$904,782	$211,082

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$525,751	$355,296
Accrued officer compensation	600,000	240,000
Accrued expenses	215,753	293,536
Deferred revenue	21,870	—
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes	—	463,560
Notes payable, related parties	20,300	14,000
Accrued officer payroll taxes	30,741	—
Accrued interest	—	10,620

TOTAL CURRENT LIABILITIES	1,524,569	1,487,166

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; 7,500,000 Shares designated Series A and remainder undesignated; No shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 37,630,336 and 33,450,009 shares issued and outstanding at October 31, 2015 and April 30, 2015, respectively	37,630	33,450
Additional paid-in capital	16,582,189	13,180,031
Accumulated deficiency	(17,239,606)	(14,489,565)

TOTAL STOCKHOLDERS' DEFICIENCY	(619,787)	(1,276,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$904,782	$211,082

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenue
Management services	$—	$—	$—	$20,000
League tryout camp fees	24,250	—	24,250	—
Total Revenue	24,250	—	24,250	20,000

Operating Expenses
Salaries and wages	598,988	193,572	1,094,610	918,067
League tryout camp fees	50,390	—	50,390	—
Professional fees	338,437	94,889	433,256	248,582
Insurance	8,877	6,841	11,634	14,331
Asset purchase expense	—	—	—	400,000
General and administrative	174,424	168,326	210,882	186,179
Total Operating Expenses	1,171,116	463,628	1,800,772	1,767,159

Operating Loss	(1,146,866)	(463,628)	(1,776,522)	(1,747,159)

Other Income (Expense)
Tax penalties and interest	(3,965)	(7,168)	(8,822)	(13,782)
Gain on settlement of taxes	84,580	—	84,580	—
Miscellaneous income	—	5,992	3,500	6,730
Interest expense	(1,048,065)	(679)	(1,052,777)	(679)
Gain on sale of available-for-sale marketable equity securities	—	—	—	21,894
Gain on issuance of common stock in settlement of debt	—	—	—	62,073
Total Other Income (Expense)	(967,450)	(1,855)	(973,519)	76,236

Net Loss	$(2,114,316)	$(465,483)	$(2,750,041)	$(1,670,923)

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.01)	$(0.08)	$(0.06)

Weighted Average Shares - Basic and Diluted	35,242,292	31,700,009	34,477,129	29,331,325

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,750,041)	$(1,670,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of available-for-sale marketable equity securities	—	(21,894)
Gain on issuance of common stock for exchange of debt	—	(62,073)
Amortization of prepaid consulting over service period	241,959	—
Cancellation of common stock issued erroneously for services	(3,500)	—
Amortization of common stock issued for employee services over vesting period	44,110	26,130
Amortization of stock options issued for employee services over vesting period	439,982	—
Amortization of stock options issued for consulting services over service period	250,518	228,205
Amortization of stock warrants issued for consulting services over vesting period	—	24,376
Issuance of common stock for acquisition of Major League Football assets	—	400,000
Stock based compensation expense	—	782,482
Write off debt discount on conversion of notes payable	1,037,561	—
Changes in operating assets and liabilities:
Prepaid expenses	935	(497)
Accounts payable	170,455	(42,192)
Accounts payable - related parties	360,000	—
State income taxes payable	—	500
Accrued expenses	(77,783)	12,282
Accrued officer payroll taxes	30,741	—
Deferred revenue	21,870	—
Accrued interest	10,218	679
Rent deposit	(11,918)	—
Net cash used in operating activities	(234,893)	(322,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,255)	—
Proceeds from sale of available-for-sale marketable equity securities	—	21,894
Net cash provided by (used in) investing activities	(3,255)	21,894

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	214,700	372,860
Proceeds from issuance of notes payable	20,000	—
Proceeds from issuance of notes payable - related parties	1,300	—
Proceeds from exercise of stock warrants	1,000	—
Proceeds from exercise of stock options	3,000	—
Repayment of notes payable to related parties	(15,000)	—
Net cash provided by financing activities	225,000	372,860

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,148)	71,829
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	29,583	1,369
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,435	$73,198

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Six Months Ended
	October 31,
	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$—
CASH PAID FOR INTEREST	$5,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of accumulated other comprehensive income	$—	$20,306
Issuance of common stock for exchange of debt	$—	$88,573
Issuance of common stock to related party for exchange of debt	$—	$242,980
Issuance of common stock warrant for consulting services	$934,569	$—
Conversion of convertible unsecured promissory notes and accrued interest	$699,098	$—
Repayment of note payable by officer on behalf of Company	$20,000	$—

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $2,750,041 and $234,893 respectively, for the six months ended October 31, 2015. Additionally, at October 31, 2015, the Company has minimal cash and has a working capital deficit of $664,446, an accumulated deficiency of $17,239,606 and a stockholders' deficiency of $619,787, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at October 31, 2015, the Company does not have sufficient cash resources or current assets to pay its obligations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the Securities and Exchange Commission on August 13, 2015. The interim operating results for the six months ending October 31, 2015 are not necessarily indicative of operating results expected for the full year.

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

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2015, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Concentration of Revenues

Innovation Industries accounted for 100% of our revenue for the six months ended October 31, 2014. All of the revenue recorded related to our prior business plan.  All revenue for the six months ended October 31, 2015 was from league tryout camps under the Company’s new business plan.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued expenses. The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair value because of their short maturities.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

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

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. At October, 31, 2015, the Company recorded $21,870 of deferred revenue related to fees received in advance of tryout camps.

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

FASB ASC 740 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Tax penalties and interest are recognized when assessed and are included in other income (expense) in the statement of operations.  See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share of Common Stock

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or issuable during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive for the six months ended October 31, 2015 and 2014, respectively. Therefore, diluted EPS equals basic EPS.

At October 31, 2015, there were outstanding stock options to purchase 8,730,000 shares and 4,440,328 stock warrants to purchase shares respectively of the Company's common stock which may dilute future earnings per share.

Recently Issued Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Other new pronouncements issued but not yet effective until after October 31, 2015 are not expected to have a significant effect on the Company's financial position or results of operations.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 3 – DEBT

Convertible notes and notes payable consists of the following:

	October 31, 2015	April 30, 2015
Convertible unsecured promissory notes:
Unsecured convertible promissory notes payable – Interest accrued at 4% and principal and interest due 9 months from the issuance date. All principal and accrued interest has been converted to common stock on October 31, 2015.	$—	$463,560

Total Convertible unsecured notes	$—	$463,560

Notes payable, related party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$20,300	$14,000

Total Notes payable, related party	$20,300	$14,000

Effective July 14, 2014, the Company issued 1,987,872 shares of its common stock based on the settlement of $331,553 in debt (principal and accrued interest). The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $232,159. 1,457,874 shares of common stock were granted to a related party and as a result, $170,086 was charged to additional paid in capital instead of a gain on the settlement of debt. The remaining gain in the amount of $62,073 was recorded in Other Income (Expense) in the statement of operations.

In July 2014, the Company commenced a debt offering of up to $3,000,000 of convertible unsecured promissory notes to provide working capital for the Company. The terms include a four percent (4%) per annum interest rate, payable in full with interest nine (9) months from the issuance date, convertible into common stock of the Company at a 30% discounted rate to the offering price of an anticipated future private offering of common stock of the Company for 30 days after the Company delivers the offering documents to the lender and a one (1) year warrant to purchase up to 35% of the number of shares obtained upon conversion of the note as described above. Due to the contingency on the conversion, accounting for the beneficial conversion feature will not be recognized until the contingency is resolved.

During the six months ended October 31, 2015, the Company received $214,700 of gross proceeds from this debt offering and at October 31, 2015, had received a total of $678,260 of gross proceeds. At October 31, 2015, the Company had recorded $20,838 of accrued interest related to the convertible unsecured promissory notes.

Effective October 31, 2015, the Company and the note holders agreed to the modification of the conversion provisions in these convertible unsecured promissory notes. The modified conversion terms provide the (i) the right to convert the principal, along with all interest thereon, into shares of the Company’s common stock at the conversion price of $0.30 per share, and (ii) receive a one year warrant to purchase up to 100% of the number of shares obtained upon conversion of the note at an exercise price of $0.30 per share.

These modifications are considered debt extinguishments for accounting purposes due to the increase in the fair value of the embedded conversion options. The old notes with accrued interest were removed and the new notes recorded at fair value. The Company determined that there was $699,098 of debt discount related to the beneficial conversion feature of these new notes.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 3 – DEBT (CONTINUED)

In accordance with the conversion provisions discussed above, the note-holders requested conversion effective on October 31, 2015. The Company issued 2,330,327 shares of its common stock and warrants for the conversion of the outstanding principal balances (which included accrued interest of $20,838) aggregating $699,098 at the conversion price of $0.30 per share. The $699,098 of debt discount related to the beneficial conversion feature of these notes was written off to interest expense. The relative fair value of the warrants issued with the common stock during these conversions totaled $338,463 and was recorded as additional interest expense.

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer is $20,300 at October 31, 2015, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 6 – Related Party Transactions.

On July 31, 2015, an existing investor of the Company provided $20,000 of funds for working capital requirements structured as an unsecured promissory note. The terms of the promissory note requires a $25,000 balloon repayment including principal and interest on August 31, 2015. The Company recorded the Note Payable at the gross amount of $25,000 less $5,000 of original issue discount to be amortized to interest expense upon repayment. On October 28, 2015, an officer of the Company personally repaid the note holder $20,000, representing the principal amount of the note payable (see above). In September 2015, the Company repaid the note holder $5,000 representing the interest component of the note and recorded the payment as interest expense against the original issue discount. As a result of the above repayments, the note payable has been paid in full.

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

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result, the consulting expense for the remaining 2,000,000 unvested stock options was $250,518 for the six months ended October 31, 2015 and $228,205 for the period from July 14, 2014 to October 31, 2014.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of October 31, 2015)	$0.93
Exercise Price	$0.05
Expected Remaining Term	8.94 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.008%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. All of these options expire on February 23, 2025. In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s acting Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. These vest over a two year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. It is anticipated in the near future, Mr. Vainisi will finalize his employment agreement.  If for some reason Mr. Vainisi does not commence serving as the Company’s Chief Executive Officer, he would retain all vested options and unvested options would be forfeited. At October 31, 2015, 937,500 of the options were vested with another 343,750 shares that will vest effective November 1, 2015.

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

The remaining 5,070,000 unvested stock options had a fair value of $2,382,900 on the grant date and will be amortized ratably over the vesting periods. For the six months ended October 31, 2015, the Company recorded $439,982 in stock based compensation expense.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes employee and consultant stock option activity of the Company for the six months ended October 31, 2015:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2015	8,740,000	$0.22	9.60	$616,000
Exercised September 30, 2015	(10,000)	$0.30	—	$—
Outstanding, October 31, 2015	8,730,000	$0.22	9.10	$6,174,700

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

The Company used the following assumptions in estimating fair value:

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

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $51,620 of consulting expense for the 700,000 vested stock warrants for the six months ended October 31, 2015. As a result, the prepaid balance is $238,067 at October 31, 2015.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

The remaining 700,000 unvested stock warrants had a fair value of $289,867 on the grant date and will also be amortized ratably to consulting expense over the twelve (12) month service period, however these warrants will be re-valued through the vesting date of February 28, 2016, and the adjusted valuation, less the amounts amortized through the vesting date, will be amortized over the remaining service period of six (6) months. As a result of the re-measurement at October 31, 2015, the valuation was increased to $644,882 and the Company recorded $114,842 of consulting expense for the 700,000 unvested stock options for the six months ended October 31, 2015. As a result, the prepaid expense balance is $530,040 at October 31, 2015.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of October 31, 2015)	$0.93
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

The following table summarizes stock warrant activity of the Company for the six months ended October 31, 2015:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2015	850,000	$0.01	4.82	$690,000
Issued August 28, 2015	1,400,000	0.35	2.33	812,000
Exercised September 16, 2015	(100,000)	0.01	—	—
Issued October 31, 2015	2,330,327	$0.30	1.00	1,468,107
Outstanding October 31, 2015	4,480,327	$0.27	1.97	$2,970,107

NOTE 5 – CAPITAL SHARE TRANSACTIONS

Preferred Stock:

The Company is authorized to issue up to 50,000,000 shares of preferred stock. Of this, 7,500,000 shares are designated as Series A and the remainder are undesignated preferred stock. The Series A preferred stock has a liquidation preference to the common stock and upon the Company’s liquidation, each share of Series A preferred stock is entitled to receive the greater of (a) one dollar ($1.00) per share plus any accrued and unpaid dividends or (b) an amount which the holders of Series A preferred stock would have received on an as-converted basis using the then applicable conversion price.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 5 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

Each share of Series A preferred stock, plus accrued or accumulated and unpaid dividends thereon, is convertible into the aggregate number of shares of common stock as is determined by a specific formula. Each share of Series A preferred stock shall be entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of ten cents ($.10) per year, payable semi-annually on the following fixed record dates: April 30 and October 31. Such dividends are payable, at the option of the Company, in cash or newly issued shares of the Company’s common stock or any combination thereof. Each holder of shares of Series A preferred stock shall be entitled, voting together with the common stock as a single class, to vote on all matters submitted to stockholders of the Company.

Common Stock:

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of October 31, 2015, 37,630,336 shares were issued and outstanding. Additionally, there are 5,250,000 shares of unvested common stock to be issued to employees over the remaining period of three years through July 14, 2018. The 5,250,000 unvested shares of common stock are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote.

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

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services related to shareholder information and public relations. The term of the agreement is for six (6) months. As compensation for the services, the Company issued the consultant 250,000 shares of common stock and will pay the consultant a monthly cash fee of $2,500. The Company valued the stock based upon the quoted market price of $0.90 on the date of grant, or $225,000. The $225,000 is being amortized to consulting expense over the 6 month term of the consulting agreement. At April 30, 2015, $37,500 of this amount (final month of the agreement) was recorded as prepaid consulting and during the six months ended October 31, 2015, was amortized to consulting expense in the accompanying unaudited statements of operations.

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two year term of the consulting agreement. During the six months ended October 31, 2015, the Company recorded $37,500 of consulting expense and the remaining unamortized amount of $104,486 is recorded as 1) $75,000 of prepaid consulting – current and 2) $29,486 of prepaid consulting – non-current in the accompanying unaudited financial statements at October 31, 2015.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 5 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

Effective September 16, 2015, 100,000 shares of common stock were issued for the exercise of a stock warrant at $.01 per share resulting in $1,000 of proceeds to the Company.

Effective September 30, 2015, 10,000 shares of common stock were issued for the exercise of a stock option at $0.30 per share resulting in $3,000 of proceeds to the Company.

Effective October 31, 2015, 2,330,327 shares of common stock and warrants were issued for the conversion of convertible notes payable at a price of $0.30 per share. See Note 3- Debt.

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

During the six months ended October 31, 2015, the Company recorded $360,000 of compensation for its management in accordance with executed management service agreements. At October 31, 2015, a total of $600,000 (including $240,000 of compensation at April 30, 2015) was unpaid and is recorded as accrued officer compensation in the accompanying unaudited financial statements.  Additionally, the Company recorded $30,741 of accrued employers share payroll taxes related to the unpaid officer compensation at October 31, 2015.

From February to August 2015, an officer of the Company has provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer is $20,300 at October 31, 2015, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements at October 31, 2015. See Note 3- Debt.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit and is recorded in other assets in the accompanying unaudited financial statements at October 31, 2015. The Company has an option to extend the terms and conditions of the lease for an additional three (3) years by giving notice at least six (6) months before the expiration of the term.

At October 31, 2015, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

Year ended April 30,
2016	(6 months)	$71,508
2017		143,016
2018		35,754
2019		—
2020		—
Total		$250,278

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at October 31, 2015. The Company negotiated with Stradley and in July 2014, agreed to issue Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith in regards to a resolution. The Company is still in discussions with the law firm in regard to this Judgment and anticipates a resolution in the near future.

Unpaid Taxes and Penalties

At October 31, 2015, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of approximately $157,000, which is included as accrued expenses in the accompanying unaudited financial statements at October 31, 2015. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757 , a second installment payment of $2,208, and then four monthly payments of $2,205 (See Note 8 – Subsequent Events). As a result of the settlement, the Company recognized an $84,580 gain on the settlement and recorded as miscellaneous income in the accompanying unaudited financial statements at October 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

On November 12, 2015, the Company paid $1,757, the balance of the $2,757 (20% down payment) to the IRS in accordance with the September 2015 offer in compromise. See Note 7 – Commitments and Contingencies.

Effective November 2, 2015, the Company received $50,000 of proceeds from the sale of 166,666 shares of common stock at $0.30 per share.

Effective November 17, 2015, the Company received $100,000 of proceeds from the issuance of convertible debt with a conversion price of $0.30 per share and an annual interest rate of 8%.  Additionally, the note holder was issued i) a six (6) month warrant to purchase up to 50,000 shares of the Company’s common stock at the exercise price of $0.30 per share; and (ii) a six (6) month warrant to purchase up to 50,000 shares of the Company’s common stock at the exercise price of $0.01 per share.  The Company is in the process of determining the accounting for this transaction.

From November 1, 2015 through the date of these unaudited financial statements, the Company received $47,200 of cash proceeds for convertible loans from various investors. However, the terms are not correct and the agreements are being rescinded and will be finalized in the near future.