Form 10-K/A
period 2015-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2016-02-17
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock issued and outstanding as of February 17, 2016 was 44,676,170.

EXPLANATORY NOTE

Major League Football, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended April 30, 2015 originally filed with the Securities and Exchange Commission on August 13, 2015 (the “2015 Form 10-K”) solely for the purpose of amending Part II Item 9A of the 2015 Form 10-K and to include revised certifications of the Company’s chief executive officer and chief financial officer in Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits. Each certification as revised by this Amendment No. 1, was true and correct as of the date of the Original Form 10-K.

No items or disclosures appearing in the Company’s 2015 Form 10-K are affected by this filing other than the disclosure relating to the items described in the preceding paragraph.  This report on Form 10-K/A is as of the filing date of the 2015 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way.

PART II

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

Based on its evaluation, our management concluded that our internal control over financial reporting as of the end of our most recent fiscal year is not effective because there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

1

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

2

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are filed as part of this Form 10-K/A Report:

•	Balance Sheets as of April 30, 2015 and April 30, 2014
•	Statements of Operations and Comprehensive Loss for the years ended April 30, 2015 and April 30, 2014
•	Statements of Changes in Stockholders’ Deficiency for the years ended April 30, 2015 and 2014
•	Statements of Cash Flows for the years ended April 30, 2015 and 2014
•	Notes to Financial Statements

(2)	Schedules None required.

(3)	Exhibits

The exhibits to this Annual Report on Form 10-K/A are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K/A.

Number	Description of Documents
2.1	Asset Purchase Agreement dated July 14, 2014 between the Registrant and Major League Football, LLC (incorporated by reference to the Registrant’s Form 8-K filed on July 18, 2014).
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014).
3.4	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on November 14, 2014).
3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on February 2, 2015).
10.1	Employment Agreement dated July 14, 2014 between the Registrant and Thomas J. Marino (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.2	Employment Agreement dated July 14, 2014 between the Registrant and Wesley Chandler (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.3	Employment Agreement dated July 14, 2014 between the Registrant and Richard Smith (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.4	Employment Agreement dated July 14, 2014 between the Registrant and Michael Queen (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
10.5	Employment Agreement dated July 14, 2014 between the Registrant and Ivory Sully (incorporated by reference to the Registrants Form 8-K filed on July 18, 2014).
14.1	Code of Ethics, as amended and restated as of September 30, 2005 (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2005 filed on July 28, 2005).
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company
99.1	2014 Employee Stock Plan (incorporated by reference to the Registrant’s Form 8-K filed on July 14, 2014).
99.2	2006 Equity Incentive Plan (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended April 30, 2006 filed on July 28, 2006).
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K/A

———————

#	Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.
(Registrant)

February 17, 2016
	By:	/s/ Wesley Chandler
Wesley Chandler, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley Chandler	President; Principal Executive Officer	February 17, 2016
Wesley Chandler

/s/ Michael D. Queen Michael D. Queen	Director, Executive Vice President of Finance; Principal Financial Officer	February 17, 2016

4

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