Form 10-Q/A
period 2015-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2016-02-17
CIK 1308569

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

The number of shares of the registrant’s Common Stock outstanding as of February 17, 2016 was 44,676,170.

EXPLANATORY NOTE

Major League Football, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarterly period ended July 31, 2015 originally filed with the Securities and Exchange Commission on September 14, 2015 (the “Original Form 10-Q”) solely for the purpose of amending the Original Form 10-Q to include revised certifications of the Company’s chief executive officer and chief financial officer in Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits. Each certification as revised by this Form 10-Q/A, was true and correct as of the date of the Original Form 10-Q.

No items or disclosures appearing in the Original Form 10-Q are affected by this filing other than the disclosure relating to the items described in the preceding paragraph.  This report on Form 10-Q/A is as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way.

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

Major League Football, Inc.

February 17, 2016	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer