Form 10-Q/A
period 2015-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2016-02-17
CIK 1308569

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

EXPLANATORY NOTE

Major League Football, Inc. (the “Company”) is filing this Amendment No. 1 to its Form 10-Q for the quarterly period ended October 31, 2015 originally filed with the Securities and Exchange Commission on December 15, 2015 (the “Original Form 10-Q”) solely for the purpose of amending the Original Form 10-Q to include revised certifications of the Company’s chief executive officer and chief financial officer in Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits. Each certification as revised by this Form 10-Q/A, was true and correct as of the date of the Original Form 10-Q.

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