Form 10-Q
period 2016-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2016-03-16
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2016 was 45,507,676.

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

Plan of Operation

Major League Football, Inc. (the “Company” or “Major League Football”) is seeking to establish, develop and operate Major League Football (“Major League Football” or “MLFB”) as a professional spring/summer football league. Our anticipated launch is April 2016. We intend to fill a void by establishing teams in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Additionally, as a result of a carefully crafted study, we will not locate teams in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity. By positioning teams in prime emerging and under-represented markets throughout the contiguous 48 states (including placing teams in well respected and football fan friendly metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by sports fans throughout the US, many of whom are already experiencing post Super Bowl withdrawal. Of equal or greater importance to Major League Football is the fact that both established and peripheral football fans in these exciting new markets will finally be afforded the opportunity of establishing their own personal sports identity while at the same time fostering strong community pride. Lastly, although Major League Football’s long range vision is to maintain a positive working relationship with the NFL, its ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season.

Major League Football intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums, many of which have only emerged during the past five years. Specifically, Major League Football intends to develop a far-reaching Internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones all while taking advantage of the player name recognition that comes with fantasy football.

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

•

Provide year-round cash flow from multi-functioning revenue streams

•

Build a positive image for the league through year-round community relations campaigns

Professional Sports Market

The sports media market in North America was worth $60.5 billion in 2014. It is expected to reach $73.5 billion by 2019. The biggest reason for such growth is projected increases in revenue derived from media rights deals, which is predicted to surpass gate revenues as the sports industry’s largest segment. Sports media rights are projected to go from $14.6 billion in 2014 to $20.6 billion by 2019, accounting for a compound annual rate increase of 7.2%. Upon closer inspection it becomes clearly evident that professional football is far and away the leader in this prestigious space.

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

•

Average ticket prices targeted at approximately one fourth the prices of NFL, NBA, NHL & MLB tickets

•

Year-round cash flow derived from multiple revenue streams utilizing new technologies that didn’t exist as recently as five years ago

•

A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans

•

A more interactive, informative website in professional sports using cutting edge technologies that help preserve fan loyalty

•

Proven executive staff members with considerable practical experience in professional football

•

Player and coaching costs projected at 65-80% less than those of the NFL, NBA, NHL or MLB

Initially, Major League Football teams will operate in either existing collegiate or municipal stadiums during the under-represented spring and early summer season, 19 of which are among the top fifty (50) of the Nations (366) statistical market regions. Over the past decade, none of the proposed Major League Football team cities have shown a drop in population while during the same period of time, five of the current NFL franchise cities (Pittsburgh, Cleveland, Detroit, Buffalo and New Orleans) showed significant negative change.

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

We believe our largest competitive advantage on television will be that our product will be offered in prime time weekend viewing time slots, through a broad array of regional telecasts, with key matchups of national interest featured as late games on Saturday, Sunday afternoons and evenings. We believe that scheduling and broadcasting our games in standard time slots will prevent potential fragmentation of our audience and commoditization our product.

Integration of Television and Media - American Sports Network Contract

On January 7, 2016, Major League Football entered into a two-year television contract with American Sports Network (“ASN”), a division of Sinclair Networks Group, which is owned by Sinclair Broadcast Group. The agreement includes broadcasting for all regular season and post season MLFB games in both 2016 and 2017, along with promotional activity at the local level in each MLFB’s franchise markets. In year two, with the anticipated MLFB expansion teams growing from eight to twelve franchises, ASN and MLFB will provide MLFB fans with the ability to view every single regular season and post season game on multiple television outlets and digital media platforms for the next two MLFB seasons.

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

•

Fans will find quality items at more favorable price points

•

Teams will gain more profit on each item, and stop tying up money on inventory they can’t properly sell through

•

More fans will be wearing and supporting the team and league branded merchandise, which is the number one way to brand outside the stadium

We also intend to develop private label products where we will feature products that are core fan favorites (hats, shirts, popular novelties and gifts, etc.) all manufactured at the highest level, and priced far below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre-ticketed and priced.

Try Out Camps

From October through December 2015, Major League Football held and completed the league's inaugural "Pro Day" tryout camps in 14 cities around the U.S., in doing so, Major League Football was able to qualify and vet over 2,000 athletes and sign over 1,400 of them to register for our inaugural draft. Upon completion of our inaugural draft from February 26th through February 29th, MLFB then signed 560 players to player contracts with the league.

Draft 2016; Free Agency Signings

During January 2016, Major League Football held and completed its first player draft. The league selected 560 players for its eight (8) team rosters to play in its 2016 inaugural season from an applicant pool of over 2,000 players. The league selected eight players that it designated as “franchise players” for the league. The franchise players were chosen for their abilities on and off the field, in particular, their commitment to community outreach to develop football talent, support local sporting organizations, and foster fan and local business support in MLFB’s team host city. Our selection process for our players extended beyond the typical stats normally citied at drafts and into soft skill sets, including community service, public relations, organizational management, and business development.

We believe the role a player can serve off the field is as beneficial for fan and community support as their performance on the field.

During February 2016, we commenced the league’s first free agency period where each coach signed 10 additional players for their team.

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $3,986,852 and $803,048 respectively, for the nine months ended January 31, 2016. Additionally, at January 31, 2016, the Company has minimal cash and has a working capital deficit of $853,658, an accumulated deficiency of $18,476,417 and a stockholders' deficiency of $838,666, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at January 31, 2016, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Three months ending January 31, 2016, compared to the three months ended January 31, 2015

For the three months ended January 31, 2016, we had $63,195 of revenue as compared to no revenue for the three months ended January 31, 2015. For 2016, all of our revenue was from football league tryout camps whereby the Company is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in April 2016.

Total operating expenses for the three months ended July 31, 2016 were $1,295,407 as compared to total operating expenses for the three months ended October 31, 2014 of $348,337. The increase from 2015 to 2016 was primarily from a $422,428 increase in professional fees which is primarily related to $366,364 of consulting expense for stock issued for consulting services.  The 2016 increase also included a $321,369 increase in salaries and wages, of which $180,000 related to accrued and unpaid compensation for the Company’s management team. Additionally, the 2016 increase related to $80,858 of expense for football league tryout camps with no comparable amount in 2015.

Other income (expense) for the three months ended January 31, 2016 was $4,599 of expense compared to $2,991 of expense for the three months ended January 31, 2015. The increase from 2015 to 2016 in expense was primarily from a $5,101 increase in tax penalties and interest offset by a $5,327 decrease in interest expense. The increase in penalties and interest related to unpaid State of Delaware income taxes.  The decrease in interest expense is because there was only $100,000 of debt subject to interest for 2016 as compared to $403,560 for 2015.

As a result of the above, we had a net loss of $1,236,811 and a net loss of $351,328 for the three months ended January 31, 2016 and 2015, respectively.

Nine months ending January 31, 2016, compared to the nine months ended January 31, 2015

For the nine months ended January 31, 2016, we had $87,445 of revenue as compared to $20,000 for the nine months ended January 31, 2015. For 2016, all of our revenue was from football league tryout camps whereby the Company is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in April 2016. For 2015, all of our revenue was comprised of management services provided to customers under our previous business plan.

Total operating expenses for the nine months ended January 31, 2016 were $3,096,179 as compared to total operating expenses for the nine months ended July 31, 2015 of $2,115,496. The increase from 2015 to 2016 was primarily from a $607,142 increase in professional fees which is primarily related to $366,364 of consulting expense for stock issued for consulting services.  The 2016 increase also included a $498,232 increase in salaries and wages, of which $480,000 related to accrued and unpaid compensation for the Company’s management team. Additionally, the 2016 increase related to $131,248 of expense for football league tryout camps with no comparable amount in 2015. The increase was offset by $400,000 of asset purchase expense related to the acquisition of MLF assets in 2015. Since there was no tangible future cash flows for the acquired tangible and intangible assets, the $400,000 amount was expensed by the Company and recorded as an asset purchase

Other income (expense) for the nine months ended January 31, 2016 was $978,118 of expense compared to $73,245 of income for the nine months ended January 31, 2015. The change from 2015 to 2016 was primarily from an increase in interest expense of $1,046,771, of which $1,037,561 was for a beneficial conversion feature for the conversion of convertible notes payable and accrued interest into common stock and warrants of the Company.

Additionally, from 2015 to 2016, there was an $84,580 increase in miscellaneous income from an adjustment related to an offer in compromise agreement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205.

The 2015 amount consisted primarily of $62,073 of gain from the issuance of common stock for the exchange of debt and $21,894 of gain from the sale of marketable securities with no comparable amount for 2016.

As a result of the above, we had a net loss of $3,986,852 and a net loss of $2,022,251 for the nine months ended January 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through capital share transactions and the issuance of debt for liquidity and we had $17,730 of cash at January 31, 2016. Consequently, payment of operating expenses will have to come similarly from equity capital or borrowed funds from investors related to our MLFB business plan. The Company is in the process of raising the initial capital to implement the Company's MLFB business strategy and business plan, both domestically and abroad. There is no assurance that we will be successful in raising additional equity capital or additional borrowings, or if we can, that we can do so at a price that management believes to be appropriate. We will need additional financing over the next several weeks in order to position our Company for its anticipated launch in April 2016. Specifically, we anticipate that we will need to raise approximately $8 million to $10 million prior to March 30, 2016 and subsequently to raise approximately $20 million thereafter to cover our operating expenses through the end of the 2016 season.

In November 2015, we commenced a $500,000 private placement offering 10 units at $50,000 per unit. Each unit represents 33,333 shares of common stock at $0.30 per share and a warrant to purchase common stock for one year at an exercise price of $0.50 per share. From November 2, 2015 through January 29, 2016, the Company received $469,450 of proceeds from the offering. During February 2016, the Company received an additional $30,000 of proceeds from the offering.  Also, in January 2016, we received $100,000 of proceeds from the issuance of an 8% on demand promissory.

Our previously executed $20,000,000 Amended Purchase Agreement for sale and purchase of common stock with Clairemont Private Investment Group, LLC (“Clairemont”) that was scheduled to close on February 1, 2016 is in default. Clairemont breached the Amended Purchase Agreement by not delivering to the Company the $20,000,000 purchase price to purchase the common stock as required by the terms of the Amended Purchase Agreement. The Company intends to pursue legal remedies against Clairemont.

On February 17, 2016, we received a Letter of Intent from Asian Global Capital, Ltd to enter into a funding agreement to provide operating capital. The funding agreement is expected to include a $20 million equity purchase of common stock, a $100,000,000 line of credit, and a right of first refusal to purchase a future football franchise in Orlando, Florida, should one become available. The funding is subject to the negotiation and execution of definitive agreements reflecting the provisions of the Letter of Intent, including customary representations, warranties and covenants of the parties and other terms and conditions appropriate to transactions of this nature. The final terms of the funding agreement have not yet been determined.

On March 9, 2016, we entered into a Securities Purchase Agreement whereby we issued, among other things, a one year 10% Convertible Promissory Note in the aggregate principal amount of $550,000 in exchange for net proceeds of $445,000 to the Company.

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

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Date	Security
Nov 2015 to Jan 2016	46,945 units @ $10,000 per unit for total proceeds of $469,450. Each unit consists of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at $.50 per share.

January 2016	Common Stock – 962,500 shares of common stock for consulting and marketing services pursuant to 7 separate consulting/marketing agreements.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

3.1	Certificate of Designation and Terms of Series A Preferred Stock (incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2015).
4.1	Convertible Promissory Note dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.1	Securities Purchase Agreement (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2015).
10.2	Amended and Restated Securities Purchase Agreement (incorporated by reference to the Registrant’s Form 8-K filed on October 20, 2015).
10.3	American Sports Network Television Contract (incorporated by reference to the Registrant’s Form 8-K filed on January 12, 2016).
10.4	Securities Purchase Agreement dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.5	Series A Common Stock Warrant dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.6	Series B Common Stock Warrant dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.7	Pledge Agreement dated March 9 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

March 16, 2016	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2016

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At January 31, 2016	At April 30, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,730	$29,583
Prepaid consulting	912,944	114,513
TOTAL CURRENT ASSETS	930,674	144,096

Property and Equipment, net	3,074	—

OTHER ASSETS
Prepaid consulting	—	66,986
Rent deposit	11,918	—
TOTAL OTHER ASSETS	11,918	66,986

TOTAL ASSETS	$945,666	$211,082

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$511,467	$355,296
Accrued officer compensation	780,000	240,000
Accrued expenses	213,610	293,536
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes	—	463,560
Notes payable	100,000	—
Notes payable, related parties	20,300	14,000
Accrued officer payroll taxes	48,231	—
Accrued interest	570	10,620

TOTAL CURRENT LIABILITIES	1,784,332	1,487,166

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; Series A designated 7,500,000 shares and remainder undesignated; No shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 39,426,170 and 33,450,009 shares issued and outstanding at January 31, 2016 and April 30, 2015, respectively	39,426	33,450
Common stock subscribed, 731,506 and zero shares at January 31, 2016 and April 30, 2015, respectively	732	—
Additional paid-in capital	17,597,593	13,180,031
Accumulated deficiency	(18,476,417)	(14,489,565)

TOTAL STOCKHOLDERS' DEFICIENCY	(838,666)	(1,276,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$945,666	$211,082

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Revenue
Management services	$—	$—	$—	$20,000
League tryout camp fees	63,195	—	87,445	—
Total Revenue	63,195	—	87,445	20,000

Operating Expenses
Salaries and wages	303,279	(18,410)	1,397,889	899,657
League tryout camp expense	80,858	—	131,248	—
Professional fees	593,750	171,322	1,027,006	419,904
Insurance	13,209	4,619	24,843	18,950
Asset purchase expense	—	—	—	400,000
General and administrative	304,311	190,806	515,193	376,985
Total Operating Expenses	1,295,407	348,337	3,096,179	2,115,496

Operating Loss	(1,232,212)	(348,337)	(3,008,734)	(2,095,496)

Other Income (Expense)
Tax penalties and interest	(4,028)	1,073	(12,850)	(12,709)
Gain on settlement of unpaid taxes	—	—	84,580	—
Miscellaneous income	—	1,834	3,500	8,564
Interest expense	(571)	(5,898)	(1,053,348)	(6,577)
Gain on sale of available-for-sale marketable equity securities	—	—	—	21,894
Gain on issuance of common stock in settlement of debt	—	—	—	62,073
Total Other Income (Expense)	(4,599)	(2,991)	(978,118)	73,245

Net Loss	$(1,236,811)	$(351,328)	$(3,986,852)	$(2,022,251)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.01)	$(0.11)	$(0.09)

Weighted Average Shares - Basic and Diluted	37,630,336	31,999,466	34,714,755	21,674,868

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,986,852)	$(2,022,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	181	—
Gain on sale of available-for-sale marketable equity securities	—	(21,894)
Gain on issuance of common stock for exchange of debt	—	(62,073)
Amortization of prepaid consulting over service period	563,392	75,000
Issuance of common stock for consulting services	64,000	—
Cancellation of common stock issued erroneously for services	(3,500)	—
Amortization of common stock issued for employee services over vesting period	66,165	48,185
Amortization of stock options issued for employee services over vesting period	537,805	—
Amortization of stock options issued for consulting services over service period	253,919	187,740
Issuance of common stock for acquisition of Major League Football assets	—	400,000
Stock based compensation expense	—	782,482
Write off debt discount on conversion of notes payable	1,037,561	—
Changes in operating assets and liabilities:
Prepaid expenses	935	(249)
Accounts payable	156,171	99,598
Accounts payable - related parties	540,000	60,000
State income taxes payable	—	500
Accrued expenses	(79,926)	9,384
Accrued officer payroll taxes	48,231	—
Accrued interest	10,788	6,577
Rent deposit	(11,918)	—
Net cash used in operating activities	(803,048)	(437,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,255)	—
Proceeds from sale of available-for-sale marketable equity securities	—	21,894
Net cash provided by (used in) investing activities	(3,255)	21,894

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	214,700	403,560
Proceeds from issuance of note payable	100,000	—
Proceeds from issuance of common stock	469,450	250
Proceeds from issuance of notes payable - related parties	21,300	—
Proceeds from exercise of stock warrants	1,000	15,000
Proceeds from exercise of stock options	3,000	—
Repayment of notes payable to related parties	(15,000)	—
Net cash provided by financing activities	794,450	418,810

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,853)	3,703
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	29,583	1,369
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,730	$5,072

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$6,170	$—
CASH PAID FOR INTEREST	$5,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of accumulated other comprehensive income	$—	$20,306
Issuance of common stock for exchange of debt	$—	$88,573
Issuance of common stock to related party for exchange of debt	$—	$242,980
Issuance of warrants for consulting services	$1,359,772	$—
Conversion of convertible unsecured promissory notes and accrued interest	$699,098	$—
Issuance of common stock to consultant for services	$—	$225,000
Repayment of note payable by officer on behalf of Company	$20,000	$—

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

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

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had minimal revenues, and a net loss and net cash used in operating activities of $3,986,852 and $803,048 respectively, for the nine months ended January 31, 2016. Additionally, at January 31, 2016, the Company has minimal cash and has a working capital deficit of $853,658, an accumulated deficiency of $18,476,417 and a stockholders' deficiency of $838,666, which could have a material impact on the Company's financial condition and operations. As a result of the significant working capital deficit at January 31, 2016, the Company does not have sufficient cash resources or current assets to pay its obligations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the Securities and Exchange Commission on August 13, 2015. The interim operating results for the nine months ending January 31, 2016 are not necessarily indicative of operating results expected for the full year.

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

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investment instruments purchased with maturity of three months or less to be cash and cash equivalents.  There were no cash equivalents at January 31, 2016.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2016, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage.

Concentration of Revenues

Innovation Industries accounted for 100% of our revenue for the nine months ended January 31, 2015. All of the revenue recorded related to our prior business plan.  All revenue for the nine months ended January 31, 2016 was from league tryout camps held between October and December 2015 under the Company’s new business plan.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued expenses. The carrying values of cash, receivables, accounts payable and accrued expenses approximate fair value because of their short maturities.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

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

JANUARY 31, 2016

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share of Common Stock

Basic net loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding or issuable during the period. Diluted net loss per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as warrants or convertible notes, were exercised or converted into common stock. Common stock equivalents were not utilized to compute diluted loss per share as their effect would have been anti-dilutive for the nine months ended January 31, 2016 and 2015, respectively. Therefore, diluted EPS equals basic EPS.

At January 31, 2016, there were outstanding stock options to purchase 7,011,250 shares and 5,262,751 stock warrants to purchase shares respectively of the Company's common stock which may dilute future earnings per share.

Recently Issued Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had and is not expected to have, a material impact on the Company's financial position or results of operations. Other new pronouncements issued but not yet effective until after January 31, 2016 are not expected to have a significant effect on the Company's financial position or results of operations.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 3 – DEBT

Convertible notes and notes payable consists of the following:

	January 31, 2016	April 30, 2015
Convertible unsecured promissory notes:
Unsecured convertible promissory notes payable – Interest accrued at 4% and principal and interest due 9 months from the issuance date. All principal and accrued interest has been converted to common stock on October 31, 2015.	$—	$463,560

Total Convertible unsecured notes	$—	$463,560

Notes payable:
Notes payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$—

Total Notes payable	$100,000	$—

Notes payable, related party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$20,300	$14,000

Total Notes payable, related party	$20,300	$14,000

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

Through October 31, 2015, the Company received from this debt offering $214,700 of gross proceeds, $678,260 of gross proceeds and recorded $20,838 of accrued interest.

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

JANUARY 31, 2016

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

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer is $20,300 at January 31, 2016, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 6 – Related Party Transactions.

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

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at January 31, 2016.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  Through January 31, 2016, the Company has accrued $570 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

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

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result, the consulting expense for the remaining 2,000,000 unvested stock options was $253,919 for the nine months ended January 31, 2016 and $228,205 for the period from July 14, 2014 to October 31, 2014.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of January 31, 2016)	$0.63
Exercise Price	$0.05
Expected Remaining Term	8.46 years
Volatility	296%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.008%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. All of these options expire on February 23, 2025.

In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s acting Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. These vest over a two year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. Effective December 11, 2015, Mr. Vainisi notified the Company that he would not finalize his employment agreement and is no longer the Company’s Chief Executive Officer.  As a result, he retained all vested options and the unvested options would be forfeited. At January 31, 2016, 1,281,250 of the options were vested and the remaining 1,718,750 were forfeited.  In accordance with the Company’s 2014 Employee Stock Plan, Mr. Vainisi has 90 days from the separation date of December 11, 2015, or March 10, 2016 to exercise the vested options or they expire.

As a result, a total of 5,900,000 stock options were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. As discussed above, 1,718,750 of Mr. Vainisi’s unvested options were forfeited on December 11, 2015 and as a result, 3,351,250 unvested options are outstanding at January 31, 2016.

The Company valued the 3,351,250 unvested stock options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the 'simplified method' for estimating the ‘remaining expected contractual term' because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

The 830,000 stock options that vested immediately on the grant date were valued at $390,100 and recorded to stock based compensation expense.

The remaining 3,351,250 unvested stock options had a fair value of $1,575,087 on the grant date and will be amortized ratably over the vesting periods. For the nine months ended January 31, 20165, the Company recorded $537,805 in stock based compensation expense.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes employee and consultant stock option activity of the Company for the nine months ended January 31, 2016:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2015	8,740,000	$0.22	9.60	$616,000
Exercised September 30, 2015	(10,000)	$0.30	—	$—
Forfeited December 11, 2015	(1,718,750)	$0.30	—
Outstanding, January 31, 2016	7,011,250	$0.22	8.79	$3,000,513

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

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $124,683 of consulting expense for the 700,000 vested stock warrants for the nine months ended January 31, 2016. As a result, the prepaid balance is $165,184 at January 31, 2016.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

The remaining 700,000 unvested stock warrants had a fair value of $289,867 on the grant date and will also be amortized ratably to consulting expense over the twelve (12) month service period, however these warrants will be re-valued through the vesting date of February 28, 2016, and the adjusted valuation, less the amounts amortized through the vesting date, will be amortized over the remaining service period of six (6) months. As a result of the re-measurement at January 31, 2016, the valuation was adjusted to $430,405 and the Company recorded $185,133 of consulting expense for the 700,000 unvested stock options for the nine months ended January 31, 2016. As a result, the prepaid expense balance is $245,272 at January 31, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of January 31, 2016)	$0.63
Exercise Price	$0.35
Expected Remaining Term	2.08 years
Volatility	296%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.32%

In November 2015, the Company commenced a $500,000 private placement offering 10 units at $50,000 per unit. Each unit represents 33,333 shares of common stock at $0.30 per share and a warrant to purchase common stock for one year at an exercise price of $0.50 per share. From November 2, 2015 through January 29, 2016, the Company received $469,450 of proceeds from the offering representing 1,564,840 shares of stock and 782,424 warrants. (See Note 7 – Subsequent Events).

The $469,450 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.  As a result, the Company allocated $323,095 to the shares of stock and $146,355 to the warrants.  The value allocated to the warrants was classified as additional paid in accompanying unaudited balance sheet.

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2016:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, April 30, 2015	850,000	$0.01	4.82	$690,000
Issued August 28, 2015	1,400,000	$0.35	2.08	392,000
Exercised September 16, 2015	(100,000)	$0.01	—	—
Issued October 31, 2015	2,330,327	$0.30	0.75	769,008
Issued November 2, 2016 through January 29, 2016	782,424	$0.50	0.90	101,715
Outstanding January 31, 2016	5,262,751	$0.31	1.57	$1,727,723

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

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

Common Stock:

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of January 31, 2016, 39,426,170 shares were issued and outstanding. As of January 31, 2016, 731,506 shares were not issued and have been recorded by the Company as Common Stock Subscribed.  Additionally, there are 5,250,000 shares of unvested common stock to be issued to employees over the remaining period of three years through July 14, 2018. The 5,250,000 unvested shares of common stock are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote.

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal annual installments over a 4 year employment period commencing July 2015. During the three months ended July 31, 2015, 1,750,000 of the 7,000,000 shares vested leaving a balance of 5,250,000 unvested shares and the Company recorded the issuance of the 1,750,000 shares at its par value of $1,750 with an offset to additional paid in capital. The unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period. During the nine months ended January 31, 2016, the Company recorded $66,165 of compensation expense related to vesting of the shares.

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

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services related to shareholder information and public relations. The term of the agreement is for six (6) months. As compensation for the services, the Company issued the consultant 250,000 shares of common stock and will pay the consultant a monthly cash fee of $2,500. The Company valued the stock based upon the quoted market price of $0.90 on the date of grant, or $225,000. The

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 5 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

$225,000 is being amortized to consulting expense over the 6 month term of the consulting agreement. At April 30, 2015, $37,500 of this amount (final month of the agreement) was recorded as prepaid consulting and during the nine months ended January 31, 2016, was amortized to consulting expense in the accompanying unaudited statements of operations.

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two year term of the consulting agreement. During the nine months ended January 31, 2016, the Company recorded $75,000 of consulting expense and the remaining unamortized amount of $66,986 is recorded as prepaid consulting – current in the accompanying unaudited financial statements at January 31, 2016.

Effective September 16, 2015, 100,000 shares of common stock were issued for the exercise of a stock warrant at $.01 per share resulting in $1,000 of proceeds to the Company.

Effective September 30, 2015, 10,000 shares of common stock were issued for the exercise of a stock option at $0.30 per share resulting in $3,000 of proceeds to the Company.

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one year term of the consulting agreement. During the nine months ended January 31, 2016, the Company recorded $33,264 of consulting expense and the remaining unamortized amount of $79,236 is recorded as prepaid consulting – current in the accompanying unaudited financial statements at January 31, 2016.

Effective October 31, 2015, 2,330,327 shares of common stock and warrants were issued for the conversion of convertible notes payable at a price of $0.30 per share. See Note 3- Debt.

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one year term of the consulting agreement. During the nine months ended January 31, 2016, the Company recorded $33,264 of consulting expense and the remaining unamortized amount of $79,236 is recorded as prepaid consulting – current in the accompanying unaudited financial statements at January 31, 2016.

Effective December 8, 2015, the Company engaged a consultant to provide services primarily related to public relations services. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $275,000. The $275,000 is being amortized to consulting expense over the six month term of the consulting agreement. During the nine months ended January 31, 2016, the Company recorded $81,593 of consulting expense and the remaining unamortized amount of $193,407 is recorded as prepaid consulting – current in the accompanying unaudited financial statements at January 31, 2016.

Effective January 1, 2016, the Company engaged three consultants to provide services primarily related to corporate strategies. The term of each of the three agreements is six (6) months and as compensation for the agreement, the Company issued the three consultants an aggregate 150,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $108,000. The $108,000 is being amortized to consulting expense over the six month term of the consulting agreement. During the nine months ended January 31, 2016, the Company recorded $18,000 of consulting expense and the remaining unamortized amount of $90,000 is recorded as prepaid consulting – current in the accompanying unaudited financial statements at January 31, 2016.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 5 – CAPITAL SHARE TRANSACTIONS (CONTINUED)

Effective January 8, 2016, the Company amended a previous consulting agreement dated April 23, 2015.  As a result of the amendment, the Company issued the consultant 100,000 shares of common stock for prior services provided. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $72,000. The $72,000 was recorded as consulting expense in the accompanying unaudited financial statements at January 31, 2016.

Effective January 14, 2016, the Company engaged a consultant to provide services primarily related to corporate strategies. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 100,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.80 on the date of grant, or $80,000. The $80,000 is being amortized to consulting expense over the six month term of the consulting agreement. During the nine months ended January 31, 2016, the Company recorded $7,473 of consulting expense and the remaining unamortized amount of $72,527 is recorded as prepaid consulting – current in the accompanying unaudited financial statements at January 31, 2016.

From November 2, 2015 to January 29, 2016, the Company received $469,450 of proceeds from a private placement offering, representing 1,564,840 shares of stock and 782,424 warrants (see Note 4 – Stock Based Compensation).  The $469,450 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. At January 31, 2016, 833,334 of the shares were issued.  However, the remaining 731,506 shares were not issued and were recorded as Common Stock Subscribed in the accompanying unaudited financial statements.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2016, the Company recorded $540,000 of compensation for its management in accordance with executed management service agreements. At January 31, 2016, a total of $780,000 (including $240,000 of compensation at April 30, 2015) was unpaid and is recorded as accrued officer compensation in the accompanying unaudited financial statements.  Additionally, the Company recorded $48,231 of accrued employers share of payroll taxes related to the unpaid officer compensation at January 31, 2016.

From February to August 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds, resulting in an outstanding balance of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer is $20,300 at January 31, 2016, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements at January 31, 2016. See Note 3- Debt.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit and is recorded in other assets in the accompanying unaudited financial statements at January 31, 2016. The Company has an option to extend the terms and conditions of the lease for an additional three (3) years by giving notice at least six (6) months before the expiration of the term.

At January 31, 2016, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

Year ended April 30,
2016	(9 months)	$107,262
2017		143,016
Total		$250,278

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at January 31, 2016. The Company negotiated with Stradley and in July 2014, agreed to issue Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith in regards to a resolution. The Company is still in discussions with the law firm in regard to this Judgment and anticipates a resolution in the near future.

Unpaid Taxes and Penalties

At July 31, 2016, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $168,610, which is included as accrued expenses in the accompanying unaudited financial statements at January 31, 2016. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and was to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. Through January 31, 2016, the Company has made all required payments in accordance with the settlement (See Note 8 – Subsequent Events).  As a result of the settlement, the Company recognized an $84,580 gain on the settlement and recorded as miscellaneous income in the accompanying unaudited financial statements at January 31, 2016.

NOTE 8 – SUBSEQUENT EVENTS

On February 2, 2016, the Company paid $2,205 to the IRS in accordance with the September 2015 offer in compromise. See Note 7 – Commitments and Contingencies.

From February 2, 2016 through February 16, 2016, the Company received an additional $30,000 of proceeds from a $500,000 private placement offering (see Note 4 - Stock Based Compensation and Note 5 – Capital Share Transactions).  As a result, the Company will issue to the investors 100,000 shares of stock at $0.30 per share and 50,000 warrants to purchase stock at $0.50 per share with a one year term.

On February 5, 2016, the Company disclosed that the previously executed $20,000,000 sale and purchase of common stock with Clairemont Private Investment Group, LLC (“Clairemont”), scheduled to close on February 1, 2016 was in default. The Company disclosed that Clairemont breached the Amended Purchase Agreement by not delivering to the Company the $20,000,000 purchase price to purchase the common stock as required by the terms of the Amended Purchase Agreement. The Company intends to pursue legal remedies against Clairemont.

On February 17, 2016, the Company announced the receipt of a Letter of Intent from Asian Global Capital, Ltd to enter into a funding agreement to provide operating capital. The funding agreement is expected to include a $20 million equity purchase of common stock, a $100,000,000 line of credit, and a right of first refusal to purchase a future football franchise in Orlando, Florida, should one become available. The funding is subject to the negotiation and execution of definitive agreements reflecting the provisions of the Letter of Intent, including customary representations, warranties and covenants of the parties and other terms and conditions appropriate to transactions of this nature. The final terms of the funding agreement have not yet been determined.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2016

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

On March 9, 2016, the Company and an Investor entered into a Securities Purchase Agreement (“Purchase Agreement”) whereby the Company issued, among other things, a one year 10% Convertible Promissory Note (“Note”) in the aggregate principal amount of $550,000 in exchange for net proceeds of $445,000 to the Company.

Additionally, the Purchase Agreement provided the Investor to purchase 250,000 shares of the Company's common stock (“Common Stock”) at an exercise price of $1.02, subject to adjustment, and 250,000 shares of Common Stock at an exercise price of $1.19, subject to adjustment.

The Note bears interest at 10% per annum and all outstanding principal and accrued interest on the Note is due and payable on the maturity date, which is March 9, 2017.

The Note is convertible into shares of the Common Stock at any time at the discretion of the Investor at a conversion price per share equal to seventy percent (70%) of the average of the lowest three VWAP’s of the Common Stock during the twenty (20) trading days immediately preceding a conversion date.

As of the date of these unaudited financial statements, the Company is in the process of determining the accounting for this transaction.

Effective March 4, 2016, the Company executed a consulting agreement to provide marketing and independent research services for a term of one (1) year.  As consideration for the services provided, the Company issued the Consultant 1,000,000 warrants to purchase common stock of the Company at an exercise price of $0.01 per share and with a sixty (60) day exercise period.  As of the date of these unaudited financial statements, the Company is in the process of determining the accounting for this transaction.

Effective March 4, 2016, the Company executed a consulting agreement to provide selection and coordination of investor awareness providers and services for a term of one (1) year.  The services and the compensation to be provided will be set forth under one or more “Statements of Work”, which will supplement and form a part of the consulting agreement.  As of the date of these unaudited financial statements, the Company is in the process of determining the accounting for this transaction.