Form 10-K
period 2016-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2016-07-29
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————————

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐  No ☑

As of October 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,311,636. Such aggregate market value was computed by reference to the closing price of $.93 per share for the registrant’s common stock on the OTC on that date.

The number of shares of the registrant’s common stock issued and outstanding as of July 28, 2016 was 46,515,069.

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

Our Plan of Business

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring/summer football league. Our anticipated launch is March 2017. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and our broadcasting partner to advertise and market MLFB's formal kick-off in 2017.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240. Our telephone number is (774) 213-1995. Our Internet website is located at: www.mlfb.com.

We expect that we will need new financing over the next 12 months in order to position our Company for its anticipated launch in March 2017. Specifically, we anticipate that we will need to raise approximately $8 million prior to September 1, 2016 and subsequently, commence another offering or offerings to raise an additional $30 million to cover our operating expenses through the end of 2017.

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

Major League Football intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums, many of which have only emerged during the past few years. Specifically, Major League Football intends to develop a far-reaching Internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones all while taking advantage of the player name recognition that comes with fantasy football.

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

Major League Football will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•

Average ticket prices targeted at approximately one fourth the prices of NFL, NBA, NHL & MLB tickets

•

Year-round cash flow derived from multiple revenue streams utilizing new technologies that didn’t exist as recently as a few years ago

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

Integration of Television and Media - American Sports Network Contract

On January 7, 2016, Major League Football entered into a two-year television contract with American Sports Network (“ASN”), a division of Sinclair Networks Group, which is owned by Sinclair Broadcast Group. The agreement includes broadcasting for all regular season and post season MLFB games in both 2016 (season postponed) and 2017, along with promotional activity at the local level in each MLFB’s franchise markets. In year two, with the anticipated MLFB expansion teams growing from eight to twelve franchises, ASN and MLFB will provide MLFB fans with the ability to view every single regular season and post season game on multiple television outlets and digital media platforms for the next two MLFB seasons.

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

Timeline of Significant Events

•

Acquired MLFB Business Plan.

On July 14, 2014, we acquired the business plans and related proprietary documents, trademarks and other intellectual property related to the development of MLFB. We also expanded our board of directors and management team and retained a number of league consultants.

•

Name Change. On November 24, 2014 we changed our name to Major League Football, Inc.

•

Recruited Jerry Vainisi as CEO. On December 2, 2014 we recruited Jerome R. Vainisi to serve as our Chief Executive Officer, subject to the negotiation various conditions. Although we never formalized Mr. Vainisi’s status as our Chief Executive Officer, he worked with us from December 2014 to December 2015, and during his tenure, he helped us develop MLFB. Mr. Vainisi has a level of excellence and success within multiple levels of professional football. As General Manager of the Chicago Bears in 1985, he guided the franchise to its only Championship when his team defeated the New England Patriots in Super Bowl XX. He served as Vice President of Player Personnel for the Detroit Lions, and subsequent to that time, Mr. Vainisi and former Dallas Cowboys Executive Tex Schramm guided the NFL in establishing and operating the World League of American Football, which later became NFL Europe.

•

Economic Development Package.  In May 2015 the Manatee Board of County Commissioners in Lakewood Ranch, Florida approved an economic development package to entice Major League Football to locate its headquarters and training facilities in Manatee County, Florida. All current economic development incentives remain for our 2017 season.

•

Set up Corporate Headquarters and Training Camp Facilities in Lakewood Ranch, FL.  In June 2015 we decided to locate the Company’s new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida.

•

Hired Herman Edwards as Senior Advisor. In October 2015 we hired former NFL head coach and current ESPN NFL analyst, Herm Edwards, as the League’s and Management Team’s Senior Advisor.

•

Try Out Camps. From October through December 2015, Major League Football held and completed the league's inaugural "Pro Day" tryout camps in 14 cities around the U.S., in doing so, Major League Football was able to qualify and vet over 2,000 athletes and sign over 1,400 of them to register for our inaugural draft. Upon completion of our inaugural draft from February 26-29, 2016, we then signed 560 players to player contracts with the league.

•

Launched New Website. In December 2015 we launched our new official MLFB website.

•

American Sports Network 2 Year Television Contract.  On January 7, 2016, we entered into a two-year television contract with American Sports Network (“ASN”), a division of Sinclair Networks Group, which is owned by Sinclair Broadcast Group. The agreement includes broadcasting for all regular season and post season MLFB games in both 2016 (season postponed) and 2017. In year two, ASN and the Company will provide MLFB fans with the ability to view every single regular season and post season game on multiple television outlets and digital media platforms for the next two MLFB seasons.

•

Hired Rick Nichols as VP of Business Development. In January 2016 we hired Rick Nichols as Vice President of Business Development. Rick Nichols has over 27 years’ experience in the National Football League as a team administrator, with the Houston Oilers, (now Tennessee Titans), Denver Broncos and Arizona Cardinals. Rick will serve as lead negotiator for all our stadium leases, community development and oversea ticketing in each of our franchise cities.

•

Held and Completed First Player Draft. During January 2016, we held and completed our first player draft. The league selected 560 players for its eight (8) team rosters to play in its 2016 inaugural season from an applicant pool of over 2,000 players. The league selected eight players that it designated as “franchise players” for the league.

•

Commenced First Free Agency Signings. During February 2016, we commenced the league’s first free agency period where each coach signed 10 additional players for their team.

•

Launched 2016 Development Season; Postponed Inaugural Season. During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and our broadcasting partner to advertise and market the MLFB's formal kick-off in 2017.

•

BodyHype of Canada Contract.  In May 2016 we entered into an agreement with BodyHype of Canada as the Official Uniform Supplier of MLFB.  They will also supply us with other league merchandise.

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

As of April 30, 2016, we had cash resources of $3,799 and for the year ended April 30, 2016, we had revenues of $89,772 all of which was derived from football league tryout camps. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

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

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $6,632,267 and $1,225,181 for the year ended April 30, 2016. Additionally, at April 30, 2016, the Company has minimal cash, a working capital deficit of $1,842,888 and has an accumulated deficiency of $21,121,832, which could have a material impact on the Company’s financial condition and operations. The majority of the current assets at April 30, 2016 are prepaid consulting services and after excluding these, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable under our Major League Football business structure is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

•

Maintain our reputation and build trust with fans

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

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at developing our business plan and developing potential related products. The building of a sports league requires effective planning and management. In order to effectively manage growth, we must:

•

Continue to develop an effective planning and management process to implement our business strategy

•

Hire, train and integrate new personnel in all areas of our business, and

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

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations and/or to delay launching our league during our scheduled spring 2017 Kickoff Period.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans is significant and we require substantial working capital to fund our business. We expect that we will need additional financing over the next 12 months in order to position our Company for its anticipated launch in March 2017. Specifically, we anticipate that we will need to raise approximately $8 million prior to September 1 and subsequently, commence another offering or offerings to raise an additional $30 million to cover our operating expenses through the end of 2017, and we cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise required additional financing in a timely manner would adversely affect our ability to pursue our business plan, and could cause us to delay launching our league during our scheduled spring 2017 kickoff period. This past year, we were forced to delay launching our league during our previously scheduled 2016 kickoff period.

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

We have generated limited revenues under our MLFB business plan (all of which was derived from football league tryout camps) and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

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

•

Economic conditions specific to our industry, as well as general economic conditions

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

Our Company has a limited operating history under its Major League Football business structure.

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

Our Limited Operating History Makes It Difficult For You to Evaluate Our Prospects and Future Performance.

Our Company’s business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. Our Company’s operations are subject to all business risks associated with development stage enterprises. The likelihood of our Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and fan base. We believe it is likely that we will continue to sustain losses throughout 2017. We cannot assure you that our Company will ever operate profitably.

Our Limited Operating History Makes It Difficult for us to estimate correctly our future operating expenses and anticipated revenue sources, which could lead to cash shortfalls.

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

Our future success to a significant extent depends on the continued services of Wesley Chandler as our President, Rick Smith as our Chief Operating Officer, Michael Queen, as our Executive Vice President of Finance and Ivory Sully as our Vice President – Licensing. Additionally, we believe that recruiting a qualified Chief Executive Officer and Chief Financial Officer is crucial to our success. The departure of any of these key executives could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit any key-man life insurance on of our key executives.

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

Item 3.	Legal Proceedings.

On June 22, 2016, TCA12, LLC (“landlord”) filed a lawsuit against the Company in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida against the Company related to the Company’s corporate office lease in Florida.  The complaint was served on July 1, 2016. The lawsuit claims that the Company is indebted to the landlord in an amount in excess of $57,857 for unpaid rent plus an additional $224,596 for accelerated rent for a total of $282,453, but the landlord does not specifically seek the additional $224,596 for accelerated rent in its complaint, although the court may later determine that the landlord is entitled to the accelerated rent amount. The Company is in discussions with the landlord to settle the lawsuit but as of the date hereof, no resolution had been reached between the parties.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently traded on the OTCQB under the symbol “MLFB”.

Market Information

The following table set forth below lists the closing high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions, and the prices have been adjusted to give retroactive effect to the Company’s one-for-five (1:5) reverse split of its common stock that occurred on June 18, 2014.

		High	Low

FY 2016	1st Quarter	$.52	$.25
	2nd Quarter	$1.72	$.255
	3rd Quarter	$.97	$.52
	4th Quarter	$1.17	$.36

FY 2015	1st Quarter	$1.65	$.025
	2nd Quarter	$1.60	$.51
	3rd Quarter	$.80	$.60
	4th Quarter	$.78	$.14

Holders

As of July 28, 2016, we have a total of 46,515,069 shares of common stock outstanding, held by approximately 480 qualified record stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2016

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,730,000	$.18	3,960,000
Equity compensation plans not approved by security holders	3,550,000	$.14	0
Total	9,280,000	$.16	3,960,000

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

Recent Sales of Unregistered Securities

Our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
May - July 2015	Convertible unsecured promissory notes convertible at $.30 per share –$18,000 in the aggregate.
August 2015	Common Stock – 400,000 shares of common stock and warrants to purchase 1,400,000 shares of common stock at $0.35 per share issued for services.
September 2015	Common Stock – 100,000 shares of common stock at $0.01 per share pursuant to a warrant exercise for total proceeds of $1,000.
September 2015	Common Stock – 10,000 shares of common stock at $0.30 per share pursuant to a warrant exercise for total proceeds of $3,000.
October 2015

2,330,327 shares of common stock and warrants to purchase 2,330,327 shares of common stock at $.30 per share pursuant to the conversion of $699,098 of principal and interest on convertible unsecured promissory notes.

October 2015	Common Stock – 112,500 shares of common stock issued for services.
Nov 2015 to Feb 2016	49.945 units @ $10,000 per unit for total proceeds of $499,450. Each unit consists of 33,333 shares of common stock and a warrant to purchase 16,666 shares of common stock at $.50 per share.
December 2015	Common Stock – 500,000 shares of common stock issued for services.
January 2016	Common Stock – 350,000 shares of common stock issued for services.
March 2016	Common Stock – 10,674 shares of common stock at $0.30 per share pursuant to warrant exercises for total proceeds of $3,202.
March 2016	5.5 units @ $10,000 per unit for total proceeds of $555,000. Each unit consists of 33,333 shares of common stock and a one-year warrant to purchase 16,666 shares of common stock at $.50 per share.
March 2016

$550,000 face value convertible secured promissory note with $445,000 of net proceeds convertible at a conversion price per share equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) trading days immediately preceding a conversion date, along with a Series A warrant to acquire 250,000 shares of common stock at an exercise price of $1.02 per share and a Series B warrant to acquire 250,000 shares of common stock of the Company at an exercise price of $1.19 per share.

April 2016	Convertible unsecured promissory note convertible at $.30 per share –$50,000 in the aggregate.
April 2016	Warrants – right to buy 1,300,000 shares of common stock at $0.1 per share issued for services.

These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions, except with respect to the $550,000 face value convertible secured promissory note offering whereby the placement agent received a placement fee equal to 10% cash and warrants equal to 10% of the stock issued (on an as converted basis) in this Note offering with a strike price of 120% ($.85 x 120% = $1.02).

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

We seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league.  We have launched a “Development Season” for 2016 and our inaugural year of professional, spring-league football will commence in March of 2017. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $6,632,267 and $1,225,181 for the year ended April 30, 2016. Additionally, at April 30, 2016, the Company has minimal cash, and a working capital deficit of $1,842,888 and has an accumulated deficiency of $21,121,832, which could have a material impact on the Company’s financial condition and operations. The majority of the current assets at April 30, 2016 are prepaid consulting services and after excluding these, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Year ended April 30, 2016 compared to the year ended April 30, 2015

For the year ended April 30, 2016, we had $89,772 of revenue as compared to $20,000 for the year ended April 30, 2015. For 2016, all of our revenue was from football league tryout camps whereby the Company is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in 2017. For 2015, all of our revenue was comprised of management services provided to customers under our previous business plan.

Total operating expenses for the year ended April 30, 2016 were $5,221,131 as compared to total operating expenses for the year ended April 30, 2015 of $3,793,816. The increase from 2015 to 2016 was primarily from a $1,328,655 increase in professional fees which is primarily for (1) an increase of $1,049,380 related to amortization of prepaid consulting over the service period, (2) an increase of $115,562 related to the amortization of stock options for consulting services over the service period and (3) offset by a decrease of $575,121 from the amortization of stock warrants for consulting services over the service period.  The 2016 increase also included a $122,945 increase in salaries and wages, of which $82,412 related to stock issued to employees related to a Form S-8 registration. Additionally, the 2016 increase related to $128,650 of expense for football league tryout camps with no comparable amount in 2015. The increase was offset by $400,000 of asset purchase expense related to the acquisition of Major League Football assets in 2015. Since there were no future cash flows for the acquired tangible and intangible assets, the $400,000 amount was recorded as an asset purchase expense.

Other income (expense) for the year ended April 30, 2016 was $1,500,908 of expense compared to $63,141 of income for the year ended April 30, 2015. The change from 2015 to 2016 was primarily from an increase in interest expense of $1,130,831, of which $1,037,561 was for a beneficial conversion feature for the convertible notes payable.  The increase from 2015 to 2016 included $175,000 of bad debt expense in 2016 with no comparable amount in 2015 related to an allowance for a doubtful other receivable and a doubtful collateral deposit.  The increase from 2015 to 2016 included $723,646 of expense for the initial fair value of an embedded derivative liability on a convertible promissory note, offset by a $467,046 income from the change in the fair value of the embedded derivative liability at April 30, 2016.  There was no comparable embedded liability amount in 2015.

Additionally, from 2015 to 2016, there was an $84,580 increase for a gain from an adjustment related to an offer in compromise agreement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205.

The 2015 amount consisted primarily of $62,073 of gain from the issuance of common stock for the exchange of debt and $21,894 of gain from the sale of marketable securities with no comparable amount for 2016.

As a result of the above, we had a net loss of $6,632,267 and $3,710,675 for the year ended April 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transaction, the issuance of debt and the sale of available-for-sale marketable equity securities to obtain liquidity. We had only $3,799 of cash at April 30, 2016 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

On June 2, 2016, the Company received a notice of default letter related to the corporate office lease in Florida from TCA12, LLC (“landlord”).  The letter demanded payment for the full amount outstanding within seven days or the landlord threatened to pursue all legal remedies including termination of the lease.  On June 22, 2016, the landlord filed a lawsuit against the Company in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida against the Company related to the Company’s corporate office lease in Florida.  The complaint was served on July 1, 2016. The lawsuit claims that the Company is indebted to the landlord in an amount in excess of $57,857 for unpaid rent plus an additional $224,596 for accelerated rent for a total of $282,453, but the landlord does not specifically seek the additional $224,596 for accelerated rent in its complaint, although the court may later determine that the landlord is entitled to the accelerated rent amount. The Company is in discussions with the landlord to settle the lawsuit but as of the date hereof, no resolution had been reached between the parties.

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

Wesley Chandler. Mr. Chandler has served as our President and Secretary since July 14, 2014. Presently, Mr. Chandler also serves as Lead Football Instructor at Football University and Under Armour since February 2013. Prior to that, from January 2012 to February 2013 he served as the wide receiver football coach at the University of California - Berkley, and from October 2009 to October 2010, he served as the offensive coordinator football coach for the New York Sentinels - United Football League. Mr. Chandler was a two-time consensus football and academic All-America selection in 1976 and 1977 at the University of Florida and is widely considered to be one of the top receivers in both collegiate and professional football history with 4 pro bowl selections. He was drafted by the New Orleans Saints as the third overall selection in the 1978 NFL Draft and has over thirty years of professional playing, coaching and administrative experience. Mr. Chandler is the current NFL record holder in receiving per game (129 in 1982) and was inducted into the San Diego Chargers Hall of Fame in 2001, the SEC Hall of Fame in 2013 and the College Football Hall of Fame in 2015.. Mr. Chandler has coaching experience at every level of play including 7 years in NFL Europe (coach of the Berlin Thunder in 1999), Dallas Cowboys, Minnesota Vikings and Cleveland Browns.

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

Code of Business Conduct

The Company has adopted a Code of Business Conduct that also applies to its principle executive officer and principal financial officer. The text of the Code of Business Conduct is available on the Company’s website at www.mlfb.com. Upon the written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our Code of Business Conduct.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended April 30, 2016 and 2015.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Jerome R. Vainisi	2016	0	0	0	0	0	0
CEO (1)	2015	0	0	0	1,410,000	0	1,410,000

Wesley Chandler	2016	0	0	0	0	0	0
President (2)	2015	0	0	300,000	0	0	300,000

Michael D. Queen	2016	0	0	0	0	0	0
EVP - Finance, Director (3)	2015	0	0	150,000	0	13,732	163,732

Richard Smith	2016	0	0	0	0	0	0
COO, Director (4)	2015	0	0	300,000	0	0	300,000

Ivory Sully	2016	0	0	0	0	0	0
VP - Licensing (5)	2015	0	0	50,000	0	0	50,000

1.

On December 2, 2014 our Board of Directors elected Jerome R. Vainisi to serve as our Chief Executive Officer commencing in January 2015 upon such date that our Company and Mr. Vainisi finalize Mr. Vainisi’s employee agreement. Mr. Vainisi and the Company never finalized or entered into an employee agreement. On December 11, 2015, Mr. Vainisi ended the process of finalizing his contract with the Company and removed himself from consideration to serve as the Company’s Chief Executive Officer. In exchange for his services, on December 2, 2014 Mr. Vainisi was granted an option to purchase up to 3,000,000 shares of our common stock at the strike price of $0.90 per share. On February 24, 2015, our Company cancelled the option it granted to Mr. Vainisi to purchase up to 3,000,000 shares of our common stock at the strike price of $0.90 per share and granted him an option to purchase up to 3,000,000 shares of our common stock at the strike price of $0.30 per share. The options vest over a period of 2 years as follows: 250,000 options shall vest on the date of grant and the remaining options vest in eight (8) equal installments of 343,750 per quarter commencing on the 1st day of the next fiscal quarter occurring after the date of grant.

2.

On July 14, 2014, Mr. Chandler was elected by our Board of Directors to serve as our President and Secretary. On that same date, Mr. Chandler entered into an employee agreement with our Company that provides for an annual salary of $250,000 and 6,000,000 shares of restricted common stock. The shares vest over a period of four years as follows: 2,000,000 shares vest immediately and the remaining shares vest on an equal annual basis thereafter. As a result of our lack of capital, Mr. Chandler has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $320,000 as of April 30, 2016. The values described in column (c) reflect cash payments made pursuant to his employee agreement and the values described in column (e) reflect the grant of 6,000,000 shares of common stock made pursuant to his employee agreement.

3.

On July 14, 2014, Mr. Queen was elected by our Board of Directors to serve as our Executive Vice President – Finance. On that same date Mr. Queen resigned as our Chief Executive Officer, President, Treasurer and Secretary. Prior to July 14, 2014, since 2004, he served as our Company’s Chief Executive Officer and since December 2011, he has served as our Principal Financial Officer. He serves and has served as a director of our Company since 2004. On July 14, 2014, Mr. Queen entered into an employee agreement with our Company that provides for an annual salary of $200,000 and 3,000,000 shares of restricted common stock, all of which vested immediately. As a result of our lack of capital, Mr. Queen has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $320,000 as of April 30, 2016. The values described in column (c) reflect cash payments made pursuant to his employee agreement, the values described in column (e) reflect the grant of 3,000,000 shares of common stock made pursuant to his employee agreement and the values described in column (i) reflect the issuance of 274,642 shares of common stock made in connection with past services rendered to the Company.

4.

On July 14, 2014, Mr. Smith was elected by our Board of Directors to serve as our Chief Operating Officer. On that same date, Mr. Smith entered into an employee agreement with our Company that provides for an annual salary of $250,000 and 6,000,000 shares of restricted common stock, all of which shares vest immediately. As a result of our lack of capital, Mr. Smith has agreed to waive all amounts of his accrued salary due prior to January 1, 2015, and he is owed accrued salary of $320,000 as of April 30, 2016. The values described in column (c) reflect cash payments made pursuant to his employee agreement and the values described in column (e) reflect the grant of 6,000,000 shares of common stock made pursuant to his employee agreement.

5.

On July 14, 2014, Mr. Sully was elected by our Board of Directors to serve as our VP Licensing. On that same date, Mr. Sully entered into an employee agreement with our Company that provides for an annual salary of $180,000 and 1,000,000 shares of restricted common stock. The shares vest over a period of four (4) years as follows: 25% of the shares vest on the first anniversary of the date of the grant of the shares and the remaining shares vest on an equal annual basis thereafter. As a result of our lack of capital, Mr. Sully has agreed to waive all amounts of his accrued salary due prior to April 30, 2016. The values described in column (c) reflect cash payments made pursuant to his employee agreement and the values described in column (e) reflect the grant of 1,000,000 shares of common stock made pursuant to his employee agreement.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of April 30, 2016, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Jerome R. Vainisi	—	—	—	—	—	—	—	—	—
CEO (1)
Wesley Chandler	—	—	—	—	—	2,000,000	100,000	—	—
President (2)
Michael D. Queen	—	—	—	—	—	—	—	—	—
EVP-Finance, Director
Richard Smith	—	—	—	—	—	—	—	—	—
COO, Director
Ivory Sully	—	—	—	—	—	750,000	37,500	—	—
VP - Licensing (3)

(1)

On February 24, 2015, Mr. Vainisi received an option to purchase up to 3,000,000 shares of our common stock at the strike price of $0.30 per share. The options vested over a period of 2 years as follows: 250,000 options vested on the date of grant and the remaining options vested in eight (8) equal installments of 343,750 per quarter commencing on the 1st day of the next fiscal quarter occurring after the date of grant. On December 11, 2015, Mr. Vainisi notified the Company that he would not finalize his employment agreement and is no longer the Company’s Chief Executive Officer.  As a result, he retained all vested options and the unvested options would be forfeited. At January 31, 2016, 1,281,250 (250,000 that vested immediately and 1,031,250 that vested as per above) of the options were vested and the remaining 1,718,750 were forfeited.  In accordance with the Company’s 2014 Employee Stock Plan, Mr. Vainisi had 90 days from the separation date of December 11, 2015, or March 10, 2016 to exercise the vested options or they expire. Mr. Vainisi did not exercise his 1,281,250 vested options on March 10, 2016 and they expired.

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

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our April 30, 2016 fiscal year.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 28, 2016, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Major League Football, LLC (3)	8,000,000	17.19%
Wesley Chandler (4)	5,405,000	11.61%
Richard Smith (4)	5,500,000	11.82%
Michael D. Queen (4)(5)	5,005,616	10.76%

———————

(1)

This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table. Includes the person's right to obtain additional shares of common stock within 60 days from July 28, 2016.

(2)

Applicable percentages are based on 46,515,069 shares outstanding on July 28, 2016. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	To the knowledge of the Company, Thomas J. Marino is the manager of Major League Football, LLC.
(4)	Includes an option to purchase up to 500,000 shares of common stock exercisable within 60 days from July 28, 2016.
(5)	Includes 110,100 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

Security Ownership of Management

The following table sets forth, as of July 28, 2016, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Major League Football, Inc., 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Wesley Chandler (3)	5,405,000	11.61%
Richard Smith (3)	5,500,000	11.82%
Michael D. Queen (3)(4)	5,005,616	10.76%
Ivory Sully	1,000,000	2.14%
All executive officers and directors as a group (4 persons)	16,910,616	36.35%

———————

(1)

This table is based on information supplied by officers, directors and principal stockholders of the Company and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table. Includes the person's right to obtain additional shares of common stock within 60 days from July 28, 2016.

(2)

Applicable percentages are based on 46,515,069 shares outstanding on July 28, 2016. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Includes an option to purchase up to 500,000 shares of common stock exercisable within 60 days from July 28, 2016.
(4)	Includes 110,100 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

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

From February to April 2015, Michael Queen provided $15,300 of funds to the Company for working capital requirements. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds, resulting in an outstanding balance of $300. Additionally, on August 28, 2015, Michael Queen personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer is $20,300 at April 30, 2016, recorded as Notes Payable – Related Parties in the accompanying financial statements at April 30, 2016.

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

Audit and Related Fees

Salberg & Company, P.A. is the independent registered public accounting firm and has audited the financial statements of the Company for the fiscal year ended April 30, 2016 and 2015.

The following table shows the aggregate fees billed to the Company by Salberg & Company, P.A. for professional services rendered relating to the fiscal years ended April 30:

	For the Year Ended
	April 30,
Description of Fees	2016	2015

Audit Fees	$43,000	$37,000
Audit-Related Fees	2,700	—
Tax Fees	—	—
All Other Fees	—	—

	$45,700	$37,000

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

Audit Committee Pre-Approval Policies

The Audit Committee pre-approves all work done by its outside independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2016 and April 30, 2015
•	Statements of Operations and Comprehensive Loss for the years ended April 30, 2016 and April 30, 2015
•	Statements of Changes in Stockholders’ Deficiency for the years ended April 30, 2016 and 2015
•	Statements of Cash Flows for the years ended April 30, 2016 and 2015
•	Notes to Financial Statements

(2)	Schedules None required.

(3)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
3.1	Certificate of Incorporation (incorporated by reference to the Registrant’s Form 10 filed on January 21, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014).
3.4	Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on November 14, 2014).
3.5	Amendment to Amended and Restated By-Laws (incorporated by reference to the Registrant’s Form 8-K filed on February 2, 2015).
3.6	Certificate of Designation and Terms of Series A Preferred Stock (incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2015).
4.1	Convertible Promissory Note dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.1	Securities Purchase Agreement dated September 8, 2015 with Clairemont Private Investment Group, LLC (incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2015).
10.2	Amended and Restated Securities Purchase Agreement with Clairemont Private Investment Group, LLC (incorporated by reference to the Registrant’s Form 8-K filed on October 22, 2015).
10.3	American Sports Network Television Contract (incorporated by reference to the Registrant’s Form 8-K filed on January 12, 2016).
10.4	Securities Purchase Agreement dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.5	Series A Common Stock Warrant dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.6	Series B Common Stock Warrant dated March 9, 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
10.7	Pledge Agreement dated March 9 2016 (incorporated by reference to the Registrant’s Form 8-K filed on March 15, 2016).
31.1#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company.
31.2#	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company.
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2#	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

———————

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.
(Registrant)

July 29, 2016
	By:	/s/ Wesley Chandler
Wesley Chandler, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley Chandler	President; Principal Executive Officer	July 29, 2016
Wesley Chandler

/s/ Michael D. Queen Michael D. Queen	Director, Executive Vice President of Finance; Principal Financial Officer	July 29, 2016

/s/ Richard Smith Richard Smith	Director, Chief Operating Officer	July 29, 2016

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Major League Football, Inc.

We have audited the accompanying balance sheets of Major League Football, Inc as of April 30, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Major League Football, Inc. as of April 30, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $6,632,267 and $1,225,181, respectively, in 2016, has an accumulated deficiency of $21,121,832 at April 30, 2016 and has minimal revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

July 29, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30,
	2016	2015

ASSETS
CURRENT ASSETS
Cash	$3,799	$29,583
Equipment deposit	260,323	—
Prepaid consulting	650,853	114,513
TOTAL CURRENT ASSETS	914,975	144,096

Furniture, fixtures and equipment, net	2,958	—

OTHER ASSETS
Prepaid consulting	—	66,986
Rent deposit	11,918	—
TOTAL OTHER ASSETS	11,918	66,986

TOTAL ASSETS	$929,851	$211,082

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$736,411	$355,296
Accrued officer compensation	960,000	240,000
Accrued expenses	212,287	293,536
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of debt discount	18,220	463,560
Convertible secured promissory note, net of debt discount	78,356	—
Derivative liability	462,531	—
Notes payable	100,000	—
Notes payable, related parties	20,300	14,000
Accrued officer payroll taxes	50,841	—
Accrued interest	8,763	10,620

TOTAL CURRENT LIABILITIES	2,757,863	1,487,166

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
Series A designated 7,500,000 shares and remainder undesignated;
No shares issued and outstanding at
April 30, 2016 and April 30, 2015, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized;
41,013,077 and 33,450,009 shares issued and outstanding at
April 30, 2016 and April 30, 2015, respectively	41,013	33,450
Additional paid-in capital	19,252,807	13,180,031
Accumulated deficiency	(21,121,832)	(14,489,565)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,828,012)	(1,276,084)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$929,851	$211,082

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended April 30,
	2016	2015
Revenue
Management services	$—	$20,000
League tryout camp fees	89,772	—
Total Revenue	89,772	20,000

Operating Expenses
Salaries and wages	1,807,070	1,684,125
League tryout camp expense	128,650	—
Professional fees	2,621,184	1,292,529
Insurance	31,359	20,857
Asset purchase expense	—	400,000
General and administrative	632,868	396,305
Total Operating Expenses	5,221,131	3,793,816

Operating Loss	(5,131,359)	(3,773,816)

Other Income (Expense)
Tax penalties and interest	(15,937)	(17,670)
Gain on settlement of unpaid taxes	84,580	—
Other income	3,500	7,464
Interest expense	(1,141,451)	(10,620)
Provision for loan receivable	(125,000)	—
Provision for collateral deposit	(50,000)	—
Initial fair value of an embedded derivative liability	(723,646)	—
Change in fair value of an embedded derivative liability	467,046	—
Gain on sale of available-for-sale marketable equity securities	—	21,894
Gain on issuance of common stock in settlement of debt	—	62,073
Total Other Income (Expense)	(1,500,908)	63,141

Net Loss	$(6,632,267)	$(3,710,675)

Basic and Diluted Net Loss Per Share	$(0.19)	$(0.14)

Weighted Average Shares - Basic and Diluted	34,831,621	26,763,397

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficiency	Income (Loss)	Deficiency

Balance at April 30, 2014	6,062,495	$6,062	$9,858,186	$(10,778,890)	$20,306	$(894,336)

Issuance of common stock for employee services - $0.05 per share	12,000,000	12,000	588,000	—	—	600,000
Issuance of common stock for exchange of debt - $0.05 per share	529,998	530	25,970	—	—	26,500
Issuance of common stock to acquire Major League Football assets -$0.05 per share	8,000,000	8,000	392,000	—	—	400,000
Issuance of common stock to related party for exchange of debt -$0.05 per share	1,457,874	1,458	241,522	—	—	242,980
Issuance of common stock for professional services -$0.05 per share	2,375,000	2,375	116,375	—	—	118,750
Issuance of common stock for employee services - $0.05 per share	274,642	275	13,457	—	—	13,732
Issuance of common stock pursuant to 2014 Stock Plan -$0.05 per share	1,000,000	1,000	49,000	—	—	50,000
Reclassification from accumulated other comprehensive income	—	—	—	—	(20,306)	(20,306)
Issuance of common stock from exercise of stock options - $0.05 per share	300,000	300	14,700	—	—	15,000
Issuance of common stock for professional services - $0.01 per share	250,000	250	225,000	—	—	225,250
Issuance of common stock for consulting services - $0.30 per share	500,000	500	149,500		—	150,000
Issuance of common stock from exercise of stock warrants - $0.01 per share	700,000	700	6,300	—	—	7,000
Amortization of stock options issued for consulting services over vesting period	—	—	157,952	—	—	157,952
Amortization of stock options issued for employee services over vesting period	—	—	547,920	—	—	547,920
Amortization of common stock issued for employee services over vesting period	—	—	69,520	—	—	69,520
Stock warrants issued for consulting services vested immediately	—	—	724,629	—	—	724,629
Net loss, year ended April 30, 2015	—	—	—	(3,710,675)	—	(3,710,675)

Balance at April 30, 2015	33,450,009	$33,450	$13,180,031	$(14,489,565)	$—	$(1,276,084)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Continued)

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficiency	Income (Loss)	Deficiency

Balance at April 30, 2015	33,450,009	$33,450	$13,180,031	$(14,489,565)	$—	$(1,276,084)

Amortization of common stock issued for employee services over vesting period	—	—	87,740	—	—	87,740
Amortization of stock options issued for employee services over vesting period	—	—	643,504	—	—	643,504
Amortization of stock options issued for consulting services over vesting period	—	—	273,514	—	—	273,514
Beneficial conversion feature on convertible notes payable	—	—	1,037,561	—	—	1,037,561
Cancellation of common stock for services issued erroneously	(10,000)	(10)	(3,490)	—		(3,500)
Conversion of convertible unsecured promissory notes and accrued interest	2,330,327	2,330	696,768	—	—	699,098
Exercise of stock warrants - $0.01 per share	100,000	100	900	—	—	1,000
Exercise of stock warrants - $0.30 per share	10,674	11	3,191	—	—	3,202
Exercise of stock options - $0.30 per share	10,000	10	2,990	—	—	3,000
Issuance of common stock previously unvested	1,750,000	1,750	(1,750)	—	—	—
Re-valuation of unvested stock warrants	—	—	36,119	—	—	36,119
Issuance of stock warrants for consulting services	—	—	1,582,436	—	—	1,582,436
Issuance for sale of common stock - $0.30 per share	1,848,171	1,848	552,602	—	—	554,450
Issuance of common stock to employees for services - $0.51 per share	161,396	161	82,151	—	—	82,312
Issuance of stock warrants with convertible secured promissory note	—	—	239,069	—	—	239,069
Issuance of common stock for consulting services	1,362,500	1,363	806,138	—	—	807,501
Beneficial conversion feature on convertible unsecured notes payable	—	—	33,333	—	—	33,333
Net loss, year ended April 30, 2016	—	—	—	(6,632,267)	—	(6,632,267)

Balance at April 30, 2016	41,013,077	$41,013	$19,252,807	$(21,121,832)	$—	$(1,828,012)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,632,267)	$(3,710,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	297	—
Provision for loan receivable	125,000	—
Provision for collateral deposit	50,000	—
Gain on sale of available—for—sale marketable equity securities	—	(21,894)
Gain on issuance of common stock for exchange of debt	—	(62,073)
Amortization of prepaid consulting over service period	1,244,894	195,514
Issuance of common stock to employees for services	82,312	—
Cancellation of common stock issued erroneously for services	(3,500)	—
Amortization of common stock issued for employee services over vesting period	87,740	69,521
Amortization of stock options issued for employee services over vesting period	643,504	547,920
Amortization of stock options issued for consulting services over service period	273,514	157,952
Issuance of stock warrants for consulting services	647,867	724,629
Amortization of debt discount on convertible secured promissory note	78,356	—
Amortization of debt discount on convertible unsecured promissory note	1,553	—
Initial fair value of embedded conversion derivative	723,646	—
Change in fair value of embedded conversion derivative	(467,046)	—
Issuance of common stock for acquisition of Major League Football assets	—	400,000
Stock based compensation expense	—	782,482
Write off of rent deposit	—	1,100
Amortization of debt discount related to beneficial conversion feature on conversion of notes payable	1,037,561	—
Changes in operating assets and liabilities:
Prepaid expenses	63,941	(1,930)
Rent deposit	(11,918)	—
Equipment deposit	(260,323)	—
Accounts payable	381,115	111,472
Accrued officer compensation	720,000	240,000
State income taxes payable	—	500
Accrued expenses	(81,249)	61,372
Accrued officer payroll taxes	50,841	—
Accrued interest	18,981	10,620
Net cash used in operating activities	(1,225,181)	(493,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,255)	—
Disbursement for loan receivable	(125,000)	—
Disbursement for collateral deposit	(50,000)	—
Proceeds from sale of available—for—sale marketable equity securities	—	21,894
Net cash provided by (used in) investing activities	(178,255)	21,894

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	264,700	463,560
Proceeds from issuance of convertible secured promissory notes	445,000
Proceeds from issuance of note payable	100,000	—
Proceeds from issuance of notes payable — related parties	21,300	14,000
Repayment of notes payable to related parties	(15,000)	—
Proceeds from issuance of common stock	554,450	250
Proceeds from exercise of stock warrants	4,202	22,000
Proceeds from exercise of stock options	3,000	—
Net cash provided by financing activities	1,377,652	499,810

NET INCREASE (DECREASE) IN CASH	(25,784)	28,214
CASH — BEGINNING OF YEAR	29,583	1,369
CASH — END OF YEAR	$3,799	$29,583

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	Year Ended April 30,
	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$10,580	$1,000
CASH PAID FOR INTEREST	$5,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of accumulated other comprehensive income	$—	$20,306
Issuance of common stock for exchange of debt	$—	$88,573
Issuance of common stock to related party for exchange of debt	$—	$242,980
Issuance of warrants for consulting services	$970,688	$—
Conversion of convertible unsecured promissory notes and accrued interest	$699,098	$—
Issuance of common stock to consultant for services	$807,501	$375,000
Issuance of stock warrant with convertible secured promissory note	$239,069	$—
Repayment of note payable by officer on behalf of Company	$20,000	$—
Beneficial conversion feature on convertible notes payable	$33,333	$—

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Major League Football, Inc. (the "Company") was originally incorporated as Universal Capital Management, Inc., a Delaware corporation, on August 16, 2004.

On June 5, 2014, we amended our certificate of incorporation to (i) effect a one-for-five (1:5) reverse split of our common stock; (ii) fix the number of authorized shares of common stock after the reverse split at one hundred and fifty million (150,000,000) shares of common stock; and (iii) authorize fifty million (50,000,000) shares of “blank check” preferred stock, $0.001 par value per share, to be issued in series, and all properties of the preferred stock to be determined by our board of directors.

Accordingly, all share and per share amounts included in these financial statements have been retroactively adjusted to the beginning of the period to reflect the amendment to the certificate of incorporation for the reverse split.

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

Major League Football, Inc. is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. We have launched a “Development Season” for 2016 and our inaugural year of professional, spring-league football is anticipated to commence in March of 2017. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and other collegiate institutions.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $6,632,267 and $1,225,181 for the year ended April 30, 2016. Additionally, at April 30, 2016, the Company has minimal cash, a working capital deficit of $1,842,888 and has an accumulated deficiency of $21,121,832, which could have a material impact on the Company’s financial condition and operations. The majority of the current assets at April 30, 2016 are prepaid consulting services and after excluding these, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

Significant estimates in the accompanying financial statements include the allowance for doubtful receivables, valuation of collateral on certain receivables, valuation of derivative liabilities, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation allowance on deferred tax assets, depreciable lives and estimated residual value of furniture, fixtures and equipment.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at April 30, 2016 and 2015.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2016 and 2015 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Concentration of Revenues

Innovation Industries accounted for 100% of our revenue for the year ended April 30, 2015. All of the revenue recorded related to our prior business plan.  All revenue for the year ended April 30, 2016 was from league tryout camps held between October and December 2015 under the Company’s new business plan.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation.  For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

For the year ended April 30, 2016, the Company recorded $297 of depreciation expense and at April 30, 2016, the accumulated depreciation balance was $297.

Provision for Loan Receivable and Collateral Deposit

In March 2016, the Company loaned $125,000 to a third party for the purpose of the third party making an investment that was expected to provide an additional return to the Company.  Due to significant uncertainties regarding the collectability of the original principal amount and/or any additional return, the Company recorded an allowance for the full amount of the Loan Receivable and classified as Provision for Loan Receivable in the accompanying financial statements.

In April 2016, the Company disbursed $50,000 of cash related to a collateral deposit with a third party that required additional deposits before a proposed transaction could be consummated.  At April 30, 2016, no further deposits had been made and as a result, the Company recorded an allowance for the full amount of the Collateral Deposit and classified as Provision for Collateral Deposit in the accompanying financial statements.

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”.  The embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date.  The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing model.  On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense.  Any gains and losses recorded from changes in the fair value of the liability for derivative contract was recorded as a component of other income (expense) in the accompanying statements of operations.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, unsecured convertible notes payable, secured convertible notes payable, notes payable, notes payable – related party and an embedded conversion option liability. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the Company believes that the recorded values of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at April 30, 2016:

	Carrying Value	Fair Value Measurements at
	at	April 30, 2016
	April 30, 2016	Level 1	Level 2	Level 3
Embedded conversion option derivative liability	$462,531	$—	$—	$462,531

The following is a summary of activity of Level 3 assets and liabilities for the year ended April 30, 2016:

Embedded Conversion Option Liability
Balance – April 30, 2015	$—
Initial value of derivative liabilities attributable to conversion feature	929,577
Gain from change in the fair value of derivative liabilities	(467,046)
Balance – April 30, 2016	$462,531

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.”  The expense is recognized over the service period of the award.  Until the measurement date is reached, the total amount of compensation expense remains uncertain.  The Company initially records compensation expense based on the fair value of the award at the reporting date.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.  Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10).  Certain recognition thresholds must be met before a tax position is recognized in the financial statements.  An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  As of April 30, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.”  ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At April 30, 2016, there were options to purchase 5,730,000 shares of the Company’s common stock, 7,193,746 warrants to purchase shares of the Company's common stock, 96,154 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 1,187,050 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  The Company discloses all related party transactions.  All transactions are recorded at fair value of the goods or services exchanged.

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This ASU did not have a material impact on its financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ln May 2015, the FASB issued ASU 2015-08, "Business Combinations (Topic 805) Pushdown Accounting," which conforms the FASB's guidance on pushdown accounting with the SEC's guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. This ASU did not have a material impact on its financial statements.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company's financial position or results of operations. Other new pronouncements issued but not yet effective until after April 30, 2016 are not expected to have a significant effect on the Company's financial position or results of operations.

NOTE 2 – DEBT

Effective July 14, 2014, the Company issued 1,987,872 shares of its common stock based on the settlement of $331,553 in debt (principal and accrued interest). The shares of common stock were valued at $0.05 per share, the quoted market price on the date of grant and resulted in a gain on the settlement of debt in the amount of $232,159. 1,457,874 shares of common stock were granted to a related party and as a result, $170,086 was charged to additional paid in capital instead of a gain on the settlement of debt. The remaining gain in the amount of $62,073 was recorded in Other Income (Expense) in the accompanying financial statements.

	April 30, 2016	April 30, 2015
Notes Payable:
Notes payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$—
Total Notes payable	$100,000	$—

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at April 30, 2016.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  Through April 30, 2016, the Company has accrued $660 of interest related to the promissory note and included in accrued interest in the accompanying financial statements.

	April 30, 2016	April 30, 2015
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$20,300	$14,000

Total Notes payable, related party	$20,300	$14,000

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer is $20,300 at April 30, 2016, recorded as Notes Payable – Related Parties in the accompanying financial statements. See Note 6 – Related Party Transactions.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 2 – DEBT (CONTINUED)

On July 31, 2015, an existing investor of the Company provided $20,000 of funds for working capital requirements structured as an unsecured promissory note. The terms of the promissory note required a $25,000 balloon repayment including principal and interest on August 31, 2015. The Company recorded the Note Payable at the gross amount of $25,000 less $5,000 of original issue discount to be amortized to interest expense upon repayment. On October 28, 2015, an officer of the Company personally repaid the note holder $20,000, representing the principal amount of the note payable (see above). In September 2015, the Company repaid the note holder $5,000 representing the interest component of the note and recorded the payment as interest expense against the original issue discount. As a result of the above repayments, the note payable has been paid in full.

	April 30, 2016	April 30, 2015
Convertible Unsecured Notes Payable:
Unsecured convertible promissory notes payable – Interest accrued at 4% and principal and interest due 9 months from the issuance date. All principal and accrued interest has been converted to common stock on October 31, 2015.	$—	$463,560

Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	50,000	—

Less: Debt discount	(31,780)	—

Total Convertible Unsecured Notes Payable, net of debt discount	$18,220	$463,560

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

Effective October 31, 2015, the Company and the note holders agreed to the modification of the conversion provisions in these convertible unsecured promissory notes. The modified conversion terms provide the (i) the right to convert the principal, along with all interest thereon, into shares of the Company’s common stock at the conversion price of $0.30 per share, and (ii) receive a one-year warrant to purchase up to 100% of the number of shares obtained upon conversion of the note at an exercise price of $0.30 per share.

These modifications are considered debt extinguishments for accounting purposes due to the increase in the fair value of the embedded conversion options. The old notes with accrued interest were removed and the new notes recorded at fair value. The Company determined that there was $699,098 of debt discount related to the beneficial conversion feature of these new notes.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 2 – DEBT (CONTINUED)

In accordance with the conversion provisions discussed above, the note-holders requested conversion effective on October 31, 2015. The Company issued 2,330,327 shares of its common stock and warrants for the conversion of the outstanding principal balances (which included accrued interest of $20,838) aggregating $699,098 at the conversion price of $0.30 per share. See Note 4 – Stock Based Compensation.  The $699,098 of debt discount related to the beneficial conversion feature of these notes was written off to interest expense. The relative fair value of the warrants issued with the common stock during these conversions totaled $338,463 and was recorded as additional interest expense.

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes.  The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017.  The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share.  Through April 30, 2016, the Company accrued $116 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying financial statements.

In accordance with ASC 470-20, the Company determined that a beneficial conversion feature (BCF) existed and utilizing the Black-Scholes Pricing Model, determined that the BCF fair value was $33,333 and recorded the $33,333 BCF as a debt discount with an offset to additional paid in capital.  The initial $33,333 BCF assumed that 50,000 shares would be issued upon conversion of the promissory note. The debt discount is being accreted as additional interest expense ratably over the one-year term of the note and at April 30, 2016, the Company recorded $1,553 of interest expense with a corresponding reduction to the debt discount

The Company used the following assumptions in the calculation:

Stock Price (issue date)	$0.50
Conversion Price	$0.30
Expected Remaining Term	1 year
Volatility	247%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.22%

	April 30, 2016	April 30, 2015
Convertible Secured Note Payable:
Secured convertible promissory note payable – issued March 9, 2016 - Interest accrued at 10% and principal and interest due one year from the issuance date.	$550,000	$—

Less: debt discount	(471,644)	—

Total Convertible Secured Notes Payable, net of debt discount	$78,356	$—

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000.  The terms include interest accrued at 10% annually and the principal and interest payable is payable in one year on March 9, 2017.  Any amount of the principal or interest on this Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. Through April 30, 2016, $7,986 of accrued interest was recorded in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 2 – DEBT (CONTINUED)

The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date.

The promissory note contains customary affirmative and negative covenants of the Company. The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

In relation to the convertible secured promissory note, the Company issued the lender two warrants, a Series A warrant with a three (3) year term to acquire 250,000 shares of common stock of the Company at an exercise price of $1.02 per share and a Series B warrant with a three (3) year term to acquire 250,000 shares of common stock of the Company at an exercise price of $1.19 per share.

The principal amount of the promissory note, initially $550,000, may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs, as follows:

Date of Note Satisfaction	Principal Amount of this Note

0 to 30 days after the OID	$605,000
31 to 60 days after the OID	$632,500
61 to 90 days after the OID	$660,000
91 - 120 days after the OID	$687,500

Subsequent to 120 days after the Issue Date, the Company has no right or option to prepay the principal amount of the promissory note.

As collateral security, the promissory note is secured by all collateral granted by an officer of the Company to the Holder, including but not limited to two million (2,000,000) shares of Common Stock, in accordance with the terms and conditions of a Pledge Agreement by and between the officer and the lender, dated as of the OID.

The Company evaluated the secured convertible promissory note and the related warrants in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was an embedded conversion feature that should be bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $929,577 using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.93, conversion price $0.47, expected term of 1 year, expected volatility of 247% and discount rate of 0.30%, accordance with ASC 815 “Derivatives and Hedging”.  The initial $929,577 derivative liability assumed that 1,161,972 shares would be issued upon conversion of the promissory note.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 2 – DEBT (CONTINUED)

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $239,069 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.  The warrant calculation used the following assumptions; stock price $0.93, Class A warrant exercise price $1.02, Class B warrant exercise $1.19, expected term of 3 years, expected volatility of 287% and discount rate of 0.30%.

On the note issue date of March 9, 2016, the Company recorded the following debt discounts as offsets to the $550,000 note payable and will be amortized over the one-year term of the note: (1) OID of $50,000, (2) debt issue costs of $55,000, (3) warrant fair value of $239,069 and (4) embedded conversion option liability of $205,931. As a result, the Company recorded a $723,646 expense for the initial fair value of embedded conversion derivative, recorded as a separate item in other income (expense) in the accompanying financial statements.

The Company performed a revaluation of the embedded conversion liability using the Binomial Lattice Pricing Model at April 30, 2016 that resulted in a calculated value of $462,531.  As a result, the Company recorded $467,046 of income for the change in the fair value of compound embedded derivative, recorded as a separate item in other income (expense) in the accompanying financial statements.

The revaluation of the embedded conversion liability at April 30, 2016 was calculated using the Binomial Lattice option pricing model with the following assumptions; stock price $0.52, conversion price $0.46, expected term of 0.86 years, expected volatility of 240% and discount rate of 0.22%.   The change in the derivative liability assumed that 1,161,972 shares would be issued upon conversion of the promissory note at April 30, 2016.

For the period from the note issue date of March 9, 2016 to April 30, 2016, the Company recorded $78,356 for amortization of the four debt discounts discussed above and recorded to interest expense in the accompanying financial statements.

NOTE 3 – INCOME TAXES

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2016 was $0. There was no change in unrecognized tax provisions during the year ending April 30, 2016 and the accrual at April 30, 2016 amounted to $0. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. Tax years from 2005 (initial tax year) through 2015 remain subject to examination by major tax jurisdictions.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 3 – INCOME TAXES (CONTINIUED)

The income tax benefit for the years ending April 30, 2016 and 2015 have been included in the accompanying financial statements on the basis of an estimated annual federal and state of Delaware effective rate of 34.0% and 5.75%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2016	2015
Income tax benefit at U.S. Federal Income Tax rate	$2,254,000	$1,261,000
State income taxes, net of federal benefit	375,000	216,000
Realized gains (losses)	—	8,000
Change in valuation allowance	(2,629,000)	(1,485,000)

Net Income tax (provision) benefit	$—	$—

The components of deferred tax assets (liabilities) are as follows:

	April 30,
	2016	2015
Deferred tax assets:

Net operating loss carry forward	$3,996,000	$1,525,000
Capital loss carry forward	785,000	774,000
Stock-based compensation	1,676,000	1,676,000
Change in fair value of embedded conversion derivative	102,000	—
Bad debt	288,000	218,000
Other	363,000	388,000

Total gross deferred tax assets	$7,210,000	$4,581,000
Less: deferred tax asset valuation allowance	(6,933,500)	(4,304,500)
Total net deferred tax assets	276,500	276,500

Deferred tax liabilities:
Future exercise of warrants	$(276,000)	$(276,000)
Other	(500)	(500)

Total net deferred tax liabilities	$(276,500)	$(276,500)

Total net deferred taxes	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $2,629,000 and $1,485,000 for the years ended April 30, 2016 and 2015, respectively.  Net operating loss carry-forwards aggregate approximately $10,054,000 and capital loss carry-forwards aggregate approximately $1,976,000 and expire in years through 2036. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns for 2005 and beyond remain subject to examination by the IRS because the Company has not filed the tax returns for these years.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 3 – INCOME TAXES (CONTINIUED)

At April 30, 2016, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $165,082 and $149,094, which is included as accrued expenses in the accompanying financial statements at April 30, 2016 and 2015, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

NOTE 4 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan ("2006 Plan") for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at April 30, 2016.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed to consulting expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options at July 31, 2015.

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result, the consulting expense for the remaining 2,000,000 unvested stock options was $273,514 for the year ended April 30, 2016 and $157,952 for the period from July 14, 2014 to April 30, 2015.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of April 30, 2016)	$0.52
Exercise Price	$0.05
Expected Remaining Term	8.46 years
Volatility	240%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.008%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. All of these options expire on February 23, 2025.

In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s acting Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. These vest over a two-year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. Effective December 11, 2015, Mr. Vainisi notified the Company that he would not finalize his employment agreement and is no longer the Company’s Chief Executive Officer.  As a result, he retained all vested options and the unvested options would be forfeited. At January 31, 2016, 1,281,250 (250,000 that vested immediately and 1,031,250 that vested as per above) of the options were vested and the remaining 1,718,750 were forfeited.  In accordance with the Company’s 2014 Employee Stock Plan, Mr. Vainisi has 90 days from the separation date of December 11, 2015, or March 10, 2016 to exercise the vested options or they expire. Mr. Vainisi did not exercise his 1,281,250 vested option on March 10, 2016 and they expired.

As a result, a total of 5,900,000 stock options were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. As discussed above, 1,718,750 of Mr. Vainisi’s unvested options were forfeited on December 11, 2015 and 1,281,250 of Mr. Vainisi’s vested options expired on March 10, 2016.  As a result, 2,070,000 unvested options are outstanding at April 30, 2016.

The Company valued the 2,070,000 unvested stock options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the 'simplified method' for estimating the ‘remaining expected contractual term' because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The 830,000 stock options that vested immediately (including 250,000 for Mr. Vainisi) on the grant date were valued at $390,100 and recorded to stock based compensation expense. Effective September 30, 2015, 10,000 of the vested stock options were exercised at $0.30 per share resulting in $3,000 of proceeds to the Company – See Note 5 – Common Stock.

The remaining 2,070,000 unvested stock options (excluding Mr. Vainisi) had a fair value of $1,090,400 on the grant date and are being amortized ratably over the vesting periods. Mr. Vainisi’s remaining 1,090,250 vested options that expired were included in stock based compensation expense through the expiration date of March 10, 2016.  For the year ended April 30, 2016, the Company recorded $643,504 in stock based compensation expense.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

The following table summarizes employee and consultant stock option activity of the Company for the year ended April 30, 2016:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2015	8,740,000	$0.22	9.60	$616,000
Exercised September 30, 2015	(10,000)	$0.30	—	—
Forfeited December 11, 2015	(1,718,750)	$0.30	—	—
Expired March 10, 2016	(1,281,250)	$0.30	—	—
Outstanding, April 30, 2016	5,730,000	$0.18	8.48	$1,951,800
Exercisable, April 30, 2016	2,425,000	$0.18	8.48	$830,950

Stock Warrants

Effective July 14, 2014, the Company granted 2,000,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for services to be provided over a one-year period. The warrant vested immediately and have an exercise period of one year. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $81,624, which was being amortized to consulting expense over the term of the agreement.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

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

Effective August 28, 2015, the Company granted 1,400,000 warrants to purchase common stock, exercisable at $0.35 per share, to a consultant for services to be provided over a one-year period. Additionally, the Company issued 400,000 shares of stock to the Consultant as compensation for the services. Of the 1,400,000 stock warrants, 700,000 vested immediately on the grant date of August 28, 2015 and the remaining 700,000 vest six (6) months from the grant date on February 28, 2016. The warrant has an exercise period of thirty (30) months through August 28, 2018. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value.

According to ASC 505-50, a measurement date was reached at the date of grant, or August 28, 2015 for the 700,000 warrants which vested on the grant date. For the 700,000 warrants that vest in six (6) months, the fair value was re-valued at each reporting date until the vesting date of February 28, 2016.

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $195,362 of consulting expense for the 700,000 vested stock warrants for the year ended April 30, 2016. As a result, the prepaid balance is $94,505 at April 30, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

The remaining 700,000 unvested stock warrants had a fair value of $289,867 on the grant date and will also be amortized ratably to consulting expense over the twelve (12) month service period, however these warrants were re-valued through the vesting date of February 28, 2016, and the adjusted valuation, less the amounts amortized through the vesting date, have been amortized over the remaining service period of six (6) months. As a result of the final re-measurement at February 28, 2016, the valuation was adjusted to $680,821 and the Company has recorded $458,855 of consulting expense for these stock options for the year ended April 30, 2016. As a result, the prepaid expense balance is $221,966 at April 30, 2016.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of February 28, 2016)	$1.00
Exercise Price	$0.35
Expected Remaining Term	1.83 years
Volatility	293%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.32%

In relation to the 400,000 shares issued on the grant date, the Company valued the stock based upon the quoted market price of $0.42 on the date of grant, or $168,000. The $168,000 is being amortized to consulting expense over the one-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $113,227 of consulting expense and the remaining unamortized amount of $54,773 is recorded as prepaid consulting – current in the accompanying financial statements at April 30, 2016.See Note 5 – Common Stock.

Effective September 30, 2015, 100,000 stock warrants were exercised at $0.01 per share resulting in $1,000 of proceeds to the Company – See Note 5 – Common Stock.

In November 2015, the Company commenced a $500,000 private placement offering 50 units at $10,000 per unit. Each unit represents 33,333 shares of common stock at $0.30 per share and a one-year warrant to purchase 16,667 shares of common stock at an exercise price of $0.50 per share. From November 2, 2015 through February 16, 2016, the Company received $499,450 of proceeds from the offering representing 1,664,840 shares of stock and 832,426 warrants.

The $499,450 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.  As a result, the Company allocated $343,910 to the shares of stock and $155,540 to the warrants.  The value allocated to the warrants was classified as additional paid in capital in the accompanying financial statements.  The November 2015 offering was terminated at the end of February 2016.

In March 2016, the Company commenced a $500,000 private placement offering 50 units at $10,000 per unit. Each unit represents 33,333 shares of common stock at $0.30 per share and a one-year warrant to purchase 16,667 shares of common stock at an exercise price of $0.50 per share. From March 3, 2016 through March 22, 2016, the Company received $55,000 of proceeds from the offering representing 183,333 shares of stock and 91,667 warrants.

The $55,000 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.  As a result, the Company allocated $40,317 to the shares of stock and $17,885 to the warrants.  The value allocated to the warrants was classified as additional paid in capital in the accompanying financial statements.

As discussed above in Note 2 – Debt, in relation to a convertible secured promissory note, the Company issued the lender two warrants, a Series A warrant with a three (3) year term to acquire 250,000 shares of common stock of the Company at an exercise price of $1.02 per share and a Series B warrant with a three (3) year term to acquire 250,000 shares of common stock of the Company at an exercise price of $1.19 per share.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

Effective April 27, 2016, the Company granted 300,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for prior services provided. The warrant vested immediately and has an exercise period of three years. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for this stock warrant was $149,508, which was recorded to consulting expense immediately.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.50
Exercise Price	$0.01
Expected Remaining Term	3 years
Volatility	248%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.24%

Effective March 8, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 5 – Common Stock) elected to exercise 4,007 warrants at an exercise price of $0.30 a share and the Company received $1,202 of cash proceeds.

Effective March 22, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 5 – Common Stock) elected to exercise 6,667 warrants at an exercise price of $0.30 a share and the Company received $2,000 of cash proceeds.

Effective April 27, 2016, the Company granted 1,000,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for prior services provided. The warrant vested immediately and has an exercise period of three years. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for this stock warrant was $498,359, which was recorded to consulting expense immediately.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.50
Exercise Price	$0.01
Expected Remaining Term	3 years
Volatility	248%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.24%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes stock warrant activity of the Company for the year ended April 30, 2016:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2015	850,000	$0.01	4.82	$690,000
Issued August 28, 2015	1,400,000	$0.35	1.83	238,000
Exercised September 16, 2015	(100,000)	$0.01	—	—
Issued October 31, 2015 from conversion of debt	2,330,327	$0.30	0.50	510,324
Issued November 2, 2016 through February 16, 2016	832,426	$0.50	0.67	16,245
Issued March 3, 2016 through March 22, 2016	91,667	$0.50	0.84	1,833
Issued March 9, 2016	500,000	$0.46	2.85	30,000
Exercised March 8, 2016	(4,007)	$0.30	—	—
Exercised Mach 22, 2016	(6,667)	$0.30	—	—
Issued April 27, 2016	1,300,000	$0.01	2.99	663,000
Outstanding, April 30, 2016	7,193,746	$0.26	1.74	$1,842,306
Exercisable, April 30, 2016	7,193,746	$0.26	1.74	$1,842,306

NOTE 5 – COMMON STOCK

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2016, 41,013,077 shares were issued and outstanding. Additionally, there are 5,250,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 5,250,000 unvested shares of common stock are not included in the 41,013,077 shares reported but are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote.

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal annual installments over a 4-year employment period commencing July 2015. During the three months ended July 31, 2015, 1,750,000 of the 7,000,000 shares vested leaving a balance of 5,250,000 unvested shares and the Company recorded the issuance of the 1,750,000 shares at its par value of $1,750 with an offset to additional paid in capital. The unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period. During the year ended April 30, 2016, the Company recorded $87,740 of compensation expense related to vesting of the shares.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 5 – COMMON STOCK (CONTINUED)

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

Effective November 28, 2014, the Company engaged an investor relations firm as a consultant to provide services related to shareholder information and public relations. The term of the agreement is for six (6) months. As compensation for the services, the Company issued the consultant 250,000 shares of common stock and will pay the consultant a monthly cash fee of $2,500. The Company valued the stock based upon the quoted market price of $0.90 on the date of grant, or $225,000. The $225,000 is being amortized to consulting expense over the 6-month term of the consulting agreement. At April 30, 2015, $37,500 of this amount (final month of the agreement) was recorded as prepaid consulting and during the year ended April 30, 2016, was amortized to consulting expense in the accompanying financial statements.

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two-year term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $75,000 of consulting expense and the remaining unamortized amount of $66,986 is recorded as prepaid consulting – current in the accompanying financial statements at April 30, 2016.

Effective August 28, 2015, the Company issued 400,000 shares of common stock and 1,400,000 warrants to purchase common stock as compensation to a consultant.  See Note 4 – Stock based Compensation for further discussion related to this transaction.

Effective September 16, 2015, 100,000 shares of common stock were issued for the exercise of a stock warrant at $.01 per share resulting in $1,000 of proceeds to the Company – See Note 4 – Stock Based Compensation.

Effective September 30, 2015, 10,000 shares of common stock were issued for the exercise of a stock option at $0.30 per share resulting in $3,000 of proceeds to the Company – See Note 4 – Stock Based Compensation.

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one-year term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $61,389 of consulting expense and the remaining unamortized amount of $51,111 is recorded as prepaid consulting – current in the accompanying financial statements at April 30, 2016.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 5 – COMMON STOCK (CONTINUED)

Effective October 31, 2015, 2,330,327 shares of common stock and warrants were issued for the conversion of convertible notes payable at a price of $0.30 per share. See Note 2- Debt.

Effective December 8, 2015, the Company engaged a consultant to provide services primarily related to public relations services. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $275,000. The $275,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $219,093 of consulting expense and the remaining unamortized amount of $55,907 is recorded as prepaid consulting – current in the accompanying financial statements at April 30, 2016.

Effective January 1, 2016, the Company engaged three consultants to provide services primarily related to corporate strategies. The term for each of the three agreements is six (6) months and as compensation for the agreement, the Company issued the three consultants an aggregate 150,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $108,000. The $108,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $36,000 of consulting expense and the remaining unamortized amount of $72,000 is recorded as prepaid consulting – current in the accompanying financial statements at April 30, 2016.

Effective January 8, 2016, the Company amended a previous consulting agreement dated April 23, 2015.  As a result of the amendment, the Company issued the consultant 100,000 shares of common stock for prior services provided. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $72,000. The $72,000 was recorded as consulting expense in the accompanying financial statements at April 30, 2016.

Effective January 14, 2016, the Company engaged a consultant to provide services primarily related to corporate strategies. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 100,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.80 on the date of grant, or $80,000. The $80,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $47,473 of consulting expense and the remaining unamortized amount of $32,527 is recorded as prepaid consulting – current in the accompanying financial statements at April 30, 2016.

From November 2, 2015 to February 16, 2016, the Company received $499,450 of proceeds from a private placement offering, representing 1,664,840 shares of stock and 832,426 warrants (see Note 4 – Stock Based Compensation).  The $499,450 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance.  As a result, the Company allocated $323,095 to the shares of stock and $146,355 to the warrants.  The value allocated to the warrants was classified as additional paid in accompanying balance sheet.

From March 3, 2016 to March 22, 2016, the Company received $55,000 of proceeds from a private placement representing 183,333 shares of common stock. The $55,000 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.  As a result, the Company allocated $38,083 to the shares of stock and $16,917 to the warrants.  The value allocated to the warrants was classified as additional paid in capital in the accompanying financial statements.

Effective March 8, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 4 – Stock Based Compensation) elected to exercise 4,007 warrants at an exercise price of $0.30 a share and the Company received $1,202 of cash proceeds. Accordingly, the Company issued the warrant holder 4,007 shares of common stock.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 5 – COMMON STOCK (CONTINUED)

Effective March 22, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 4 – Stock Based Compensation) elected to exercise 6,667 warrants at an exercise price of $0.30 a share and the Company received $2,000 of cash proceeds.  Accordingly, the Company issued the warrant holder 6,667 shares of common stock.

Effective April 21, 2016, the Company issued 161,396 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock.  The shares were per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.51 on the date of grant, or $82,312 and was classified as stock compensation expense in the accompanying financial statements at April 30, 2016.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2016, the Company recorded $720,000 of compensation for its management in accordance with executed management service agreements. At April 30, 2016, a total of $960,000 (including $240,000 of compensation at April 30, 2015) was unpaid and is recorded as accrued officer compensation in the accompanying financial statements.  Additionally, the Company recorded $50,841 of accrued employers share of payroll taxes related to the unpaid officer compensation at April 30, 2016.

From February to August 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds, resulting in an outstanding balance of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer is $20,300 at April 30, 2016, recorded as Notes Payable – Related Parties in the accompanying financial statements at April 30, 2016. See Note 2 - Debt.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit, which is recorded in other assets in the accompanying financial statements at April 30, 2016. The Company has an option to extend the terms and conditions of the lease for an additional three (3) years by giving notice at least six (6) months before the expiration of the term. See Note 8 – Subsequent Events.

As of April 30, 2016, the Company had not paid the landlord for the Florida corporate offices approximately $28,000 of lease payments.  As a result, the Company is in default of the lease agreement and subject to eviction, acceleration of the entire lease amount and other legal remedies that the landlord may pursue.

At April 30, 2016, subject to the outcome of the litigation noted in Note 8 – Subsequent Events, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

Year ended April 30,
2017	$143,016
2018	35,754
Total	$178,770

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Stradley Ronon Stevens & Young, LLP

On May 9, 2009, Stradley filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at April 30, 2016. The Company negotiated with Stradley and in July 2014, agreed to issue Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith in regards to a resolution. The Company is still in discussions with the law firm in regard to this Judgment and anticipates a resolution in the near future.

Unpaid Taxes and Penalties

At April 30, 2016, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $165,082, which is included as accrued expenses in the accompanying financial statements at April 30, 2016. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and was to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. Through April 30, 2016, the Company had made all required payments in accordance with the settlement except for the final payment of $2,205.   As a result, the Company is in default of the settlement agreement and the IRS could void or restructure the agreement.

The Company recognized an $84,580 gain on the offer in compromise settlement with the IRS and is included in Other Income in the accompanying financial statements at April 30, 2016.

On February 5, 2016, the Company disclosed that the previously executed $20,000,000 sale and purchase of common stock with Clairemont Private Investment Group, LLC (“Clairemont”), scheduled to close on February 1, 2016 was in default. The Company disclosed that Clairemont breached the Amended Purchase Agreement by not providing to the Company the $20,000,000 purchase price for the common stock as required by the terms of the Amended Purchase Agreement. The Company intends to pursue legal remedies against Clairemont.

NOTE 8 – SUBSEQUENT EVENTS

In May and June 2016, the Company issued a total of 160,132 shares of common stock to employees as a component of a previously filed Registration Statement on Form S-8.  The shares were per the Company’s 2014 Employee Stock Plan. The Company will value the stock based upon the quoted market price on the various grant dates and will be classified as stock compensation expense.

On May 4, 2016, the Company issued 91,860 shares to a consultant to settle a dispute related to the price of a cashless exercise warrant in an agreement dated August 12, 2012.  The Company valued the stock based upon the quoted market price of $0.45 on the date of grant, or $41,337 and will be recorded as consulting expense.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

On June 2, 2016, the Company received a notice of default letter related to the corporate office lease in Florida (See Note 7 – Commitments and Contingencies).  The letter demanded payment for the full amount outstanding within seven days or the Landlord may pursue all legal remedies including termination of the lease.  On June 22, 2016, the Company received a complaint notice as the defendant in a lawsuit filed related to the corporate office lease in Florida.  The lawsuit claims that the Company is indebted to the landlord in an amount in excess of $57,857 for unpaid rent plus an additional $224,596 for accelerated rent for a total of $282,453, but the landlord does not specifically seek the additional $224,596 for accelerated rent in its complaint, although the court may later determine that the landlord is entitled to the accelerated rent amount. The Company is in discussions with the landlord to settle the lawsuit but as of the date of these financial statements, no resolution had been reached between the parties.

Effective June 10, 2016, the Company granted 1,910,000 options to purchase common stock to five employees.  The exercise price is $0.31 per share and on the grant date, 102,500 of the options vested immediately and the remaining 1,807,500 options vest in various stages over a three-year period.

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

The 102,500 stock options that vested immediately on the grant date were valued at $32,717 and will be recorded to stock based compensation expense.  The remaining 1,807,500 unvested stock options had a fair value of $576,944 on the grant date and will be amortized ratably over the vesting periods.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.32
Exercise Price	$0.31
Expected Remaining Term	10 years
Volatility	191%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.27%

Effective June 10, 2016, the Company granted 2,400,000 warrants to purchase common stock, exercisable at $0.01 per share, to six (6) consultants for prior services provided. The warrants vested immediately and have an exercise period of three years. The Company valued the stock warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $758,808, which will be recorded to consulting expense immediately.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$32
Exercise Price	$0.01
Expected Remaining Term	3 years
Volatility	191%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.27%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2016 AND 2015

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

Effective July 21, 2016, the Company commenced an offering to sell up to 6,000,000 shares of common stock at $0.30 per share or up to $1,800,000 of gross proceeds.  The offering includes a one half stock warrant or up to 3,000,000 warrants to purchase common stock at $0.30 per share and a up to 2,900,000 warrants to purchase common stock at $.01 per share.  As of the date of these financial statements, no sales of common stock had occurred under this offering.