Form 10-Q
period 2016-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2016-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of September 12, 2016 was 47,815,069.

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

During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and potential broadcasting partners to advertise and market MLFB's formal kick-off in 2017.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240. Our telephone number is (774) 213-1995. Our Internet website is located at: www.mlfb.com.

We expect that we will need new financing over the next 12 months in order to position our Company for its anticipated launch in March 2017. Specifically, we anticipate that we will need to raise approximately $10 million prior to November 2016 and subsequently, commence another offering or offerings to raise an additional $40 million to cover our operating expenses through the end of 2017.

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

•

Provide year-round cash flow from multi-functioning revenue streams

•

Build a positive image for the league through year-round community relations campaigns

Professional Sports Market

In 2015, the sports media market in North America rose to $63.6 billion in revenue. At the conclusion of this year, that number is expected to climb to $67.07 billion. In 2019, when some of the professional sports leagues will begin contract extensions for television rights, that number is projected to climb to $73.52 billion. The primary reason for such growth is projected increasing revenues derived from media rights deals such as television but also digital media rights, which could lead the digital sports space to ultimately surpass sales from gate revenues. Sports media rights are projected to go from $14.6 billion in 2014 to $20.6 billion by 2019, accounting for a compound annual rate increase of 7.2% per year.

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

Integration of Television and Media

On January 7, 2016, Major League Football entered into a two-year television contract with American Sports Network (“ASN”), a division of Sinclair Networks Group, which is owned by Sinclair Broadcast Group. The agreement included broadcasting for all regular season and post season MLFB games in both 2016 (season postponed) and 2017, along with promotional activity at the local level in each MLFB’s franchise markets. Since MLFB’s teams did not play any games in Spring 2016, on September 12, 2016, MLFB and ASN entered into a mutual termination agreement whereby the television contract was terminated and each party released the other party from liability relating to the television contract. The mutual termination agreement provides Major League Football with the ability to reach larger television viewing audience, increase its number of television advertising commercials & sponsorship opportunities in each game and diversify the number of sports networks carrying Major League Football games. Additionally, Major League Football will have the opportunity to increase its television revenue since they will be able to increase the size of its television audience distribution and Major League Football will no longer be sharing commercial & sponsorship spots with ASN. Diversifying the number of sports networks will provide Major League Football with additional promotion opportunities and the ability to further broaden its audience.

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

Timeline of Significant Events

•

Recruited Jerry Vainisi as Acting CEO - On December 2, 201, MLFB recruited Jerome R. Vainisi to serve as our Chief Executive Officer, subject to the negotiation various conditions. Although we never formalized Mr. Vainisi’s status as our Chief Executive Officer, he worked with us from December 2014 to December 2015, and during his tenure, he helped us develop MLFB. Mr. Vainisi has a level of excellence and success within multiple levels of professional football. As General Manager of the Chicago Bears in 1985, he guided the franchise to its only Championship when his team defeated the New England Patriots in Super Bowl XX. He served as Vice President of Player Personnel for the Detroit Lions, and subsequent to that time, Mr. Vainisi and former Dallas Cowboys Executive Tex Schramm guided the NFL in establishing and operating the World League of American Football, which later became NFL Europe.

•

 Economic Development Package.  In May 2015, the Manatee Board of County Commissioners in Lakewood Ranch, Florida approved an economic development package to entice Major League Football to locate its headquarters and training facilities in Manatee County, Florida. All current economic development incentives remain for our 2017 season.

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

•

 Launched New Website. In December 2015 we launched our new official MLFB website.

•

Television Contract.  On January 7, 2016, we entered into a two-year television contract with American Sports Network (“ASN”), a division of Sinclair Networks Group, which is owned by Sinclair Broadcast Group. The agreement included broadcasting for all regular season and post season MLFB games in both 2016 (season postponed) and 2017. Since MLFB’s teams did not play any games in Spring 2016, on September 12, 2016, MLFB and ASN entered into a mutual termination agreement whereby the television contract was terminated and each party released the other party from liability relating to the television contract.

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

•

Launched 2016 Development Season; Postponed Inaugural Season. During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and our potential broadcasting partners to advertise and market MLFB's formal kick-off in 2017.

•

Executed BodyHype of Canada Contract.  In May 2016, MLFB entered into an agreement with BodyHype of Canada as the Official Uniform Supplier for MLFB.  They will also supply us with other league merchandise.

•

Election of Wesley S. Chandler to Board of Directors.  In August 2016, Wesley S. Chandler, our Company’s President, was elected to our board of directors.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $1,783,635 and $14,584 for the three months ended July 31, 2016. Additionally, at July 31, 2016, the Company has zero cash and has an accumulated deficiency of $22,905,467, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending July 31, 2016, compared to the three months ended July 31, 2015

For the three months ended July 31, 2016 and 2015, we had no revenue.  The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in 2017.

Total operating expenses for the three months ended July 31, 2016 were $1,832,611 as compared to total operating expenses for the three months ended July 31, 2015 of $629,656.  The increase from 2015 to 2016 was primarily from a $1,239,193 increase in professional fees.  The increase in professional fees was primarily from (1) $758,808 for the issuance of stock warrants for prior consulting services, and (2) a $438,070 increase in the amortization of prepaid consulting services.

Other income (expense) for the three months ended July 31, 2016 was $48,976 of income compared to $6,069 of expense for the three months ended July 31, 2015. The change from expense in 2015 to income in 2016 was primarily related to $216,744 of income from a change in the fair value of an embedded derivative liability with no corresponding amount for 2015, offset by a $158,892 increase in interest expense.  The increase in interest expense is primarily related to $138,631 for the amortization of debt discounts.

As a result of the above, we had a net loss of $1,783,635 and a net loss of $635,725 for the three months ended July 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transaction, the issuance of debt and the sale of available-for-sale marketable equity securities to obtain liquidity. We had zero cash at July 31, 2016 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

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

On June 22, 2016, TCA12, LLC (“landlord”) filed a lawsuit against the Company in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida against the Company related to the Company’s corporate office lease in Florida. The complaint was served on July 1, 2016. The lawsuit claims that the Company is indebted to the landlord in an amount in excess of $57,857 for unpaid rent plus an additional $224,596 for accelerated rent for a total of $282,453, but the landlord did not specifically seek the additional $224,596 for accelerated rent in its complaint. On August 5, 2016, the Company paid the landlord $100,000 and the landlord voluntarily dismissed the lawsuit.  The $100,000 payment was for an outstanding amount of $98.173, which included $3,699 in attorney's fees and the August 1, 2016 rent. As of the date of this report on form 10-Q, the Company has not paid the landlord the $19,269 in rent due on September 1, 2016 for the September 2016 rent, and is currently working with the landlord to avoid the landlord filing another suit against the Company for non-payment of rent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Date	Security
May 2016	Common Stock - 91,860 shares of common stock valued at $0.45 per share pursuant to a cashless exercise of a warrant.
June 2016	Options – right to buy 1,910,000 shares of common stock at $.31 per share issued for services.
June 2016	Warrants – right to buy 2,400,000 shares of common stock at $.01 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

10.1	American Sports Network Television Contract (incorporated by reference to the Registrant’s Form 8-K filed on January 12, 2016).
10.2	American Sports Network Television Contract Mutual Termination Agreement.
10.3	Employee Agreement-Wesley S. Chandler (incorporated by reference to the Company’s Form 8-K filed on July 18, 2014)
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

September 14, 2016	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JULY 31, 2016

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At July 31, 2016	At April 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$3,799
Equipment deposit	260,324	260,323
Prepaid consulting	156,284	650,853
TOTAL CURRENT ASSETS	416,608	914,975

Furniture, fixtures and equipment, net	2,842	2,958

OTHER ASSETS
Rent deposit	11,918	11,918
TOTAL OTHER ASSETS	11,918	11,918

TOTAL ASSETS	$431,368	$929,851

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$922,567	$736,411
Accounts payable - related parties	6,647	—
Accrued officer compensation	1,185,000	960,000
Accrued expenses	226,129	212,287
Bank overdraft	785	—
State income taxes payable	110,154	110,154
Convertible unsecured promissory note, net of debt discount	26,622	18,220
Convertible secured promissory note, net of debt discount	216,987	78,356
Derivative liability	245,787	462,531
Notes payable	110,000	100,000
Notes payable, related parties	20,300	20,300
Accrued officer payroll taxes	68,053	50,841
Accrued interest	25,334	8,763
TOTAL CURRENT LIABILITIES	3,164,365	2,757,863

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
Series A designated 7,500,000 shares and remainder undesignated;
No shares issued and outstanding at
July 31, 2016 and April 30, 2016, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized;
43,015,069 and 41,013,077 shares issued and outstanding at
July 31, 2016 and April 30, 2016	43,015	41,013
Additional paid-in capital	20,129,455	19,252,807
Accumulated deficiency	(22,905,467)	(21,121,832)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,732,997)	(1,828,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$431,368	$929,851

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2016	July 31, 2015
Operating Expenses
Salaries and wages	$407,597	$495,622
Professional fees	1,334,012	94,819
Insurance	—	2,757
General and administrative	91,002	36,458
Total Operating Expenses	1,832,611	629,656

Operating Loss	(1,832,611)	(629,656)

Other Income (Expense)
Tax penalties and interest	(4,164)	(4,857)
Other income	—	3,500
Interest expense	(163,604)	(4,712)
Change in fair value of an embedded derivative liability	216,744	—
Total Other Income (Expense)	48,976	(6,069)

Net Loss	$(1,783,635)	$(635,725)

Basic and Diluted Net Loss Per Share	$(0.04)	$(0.02)

Weighted Average Shares - Basic and Diluted	41,572,689	33,440,879

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,783,635)	$(635,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	116	—
Amortization of prepaid consulting over service period	494,569	56,499
Issuance of common stock to employees for services	66,062	—
Cancellation of common stock issued erroneously for services	—	(3,500)
Amortization of common stock issued for employee services over vesting period	22,055	22,055
Amortization of stock options issued for employee services over vesting period	57,101	219,991
Amortization of stock options issued for consulting services over service period	37,379	73,576
Revaluation of stock options issued for consulting services over service period	(104,092)	—
Issuance of stock warrants for consulting services	758,808	—
Amortization of debt discount on convertible secured promissory note	138,631	—
Amortization of debt discount on convertible unsecured promissory note	8,402	—
Change in fair value of embedded conversion derivative	(216,744)	—
Issuance of common stock issued to consultant for resolution of warrant exercise price	41,337	—
Changes in operating assets and liabilities:
Prepaid expenses	—	935
Rent deposit	—	(11,918)
Accounts payable	186,155	22,881
Accounts payable - related parties	6,647	—
Accrued officer compensation	225,000	180,000
Accrued expenses	13,842	2,831
Accrued officer payroll taxes	17,212	—
Accrued interest	16,571	4,712
Net cash used in operating activities	(14,584)	(67,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	785	—
Proceeds from issuance of convertible unsecured promissory notes	—	18,000
Proceeds from issuance of note payable	10,000	20,000
Proceeds from issuance of notes payable - related parties	—	1,200
Net cash provided by financing activities	10,785	39,200

NET DECREASE IN CASH	(3,799)	(28,463)
CASH - BEGINNING OF PERIOD	3,799	29,583
CASH - END OF PERIOD	$—	$1,120

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2016	July 31, 2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$—
CASH PAID FOR INTEREST	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to employees previously unvested	$1,750	$1,750

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “our” or “us”) is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. We have launched a “Development Season” for 2016 and our inaugural year of professional, spring-league football is anticipated to commence in March of 2017. The Company is using the Development Season to further develop players, plan for staffing in cities and provide ample time for ticketing agencies and potential broadcasting partners to advertise and market the formal kick-off in 2017. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and other collegiate institutions.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, and a net loss and net cash used in operating activities of $1,783,635 and $14,584 respectively, for the three months ended July 31, 2016. Additionally, at July 31, 2016, the Company has a working capital deficit of $2,747,757, an accumulated deficiency of $22,905,467 and a stockholders' deficiency of $2,732,997, which could have a material impact on the Company's financial condition and operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as filed with the Securities and Exchange Commission on July 29, 2016. The interim operating results for the three months ending July 31, 2016 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at July 31, 2016 and 2015.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2016 and 2015 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

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

For the three months ended July 31, 2016, the Company recorded $116 of depreciation expense and at July 31, 2016, the accumulated depreciation balance was $413.

Provision for Loan Receivable and Collateral Deposit

In March 2016, the Company loaned $125,000 to a third party for the purpose of the third party making an investment that was expected to provide an additional return to the Company.  Due to significant uncertainties regarding the collectability of the original principal amount and/or any additional return, the Company recorded an allowance for the full amount of the Loan Receivable and classified as Provision for Loan Receivable in the accompanying unaudited financial statements.

In April 2016, the Company disbursed $50,000 of cash related to a collateral deposit with a third party that required additional deposits before a proposed transaction could be consummated.  At April 30, 2016, no further deposits had been made and as a result, the Company recorded an allowance for the full amount of the Collateral Deposit and classified as Provision for Collateral Deposit in the accompanying unaudited financial statements.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at April 30, 2016:

	Carrying Value	Fair Value Measurements at
	At	July 31, 2016
	July 31, 2016	Level 1	Level 2	Level 3
Embedded conversion option derivative liability	$245,787	$—	$—	$245,787

The following is a summary of activity of Level 3 assets and liabilities for the three months ended July 31, 2016:

Embedded Conversion Option Liability
Balance – April 30, 2016	$462,531
Gain from change in the fair value of derivative liabilities	(216,744)
Balance – April 30, 2016	$245,787

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited financial statements.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the three months ended July 31, 2016.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions.  Since the football operations have not commenced and will not until March 2017, there was no revenue from football league operations during the three months ended July 31, 2016.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10).  Certain recognition thresholds must be met before a tax position is recognized in the financial statements.  An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  As of July 31, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.”  ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At July 31, 2016, there were options to purchase 7,640,000 shares of the Company’s common stock, 9,593,746 warrants to purchase shares of the Company's common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 2,986,817 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

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

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company's unaudited financial statements.

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

NOTE 2 – DEBT

	July 31, 2016	April 30, 2016
Notes Payable:
Notes payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Notes payable – June 6, 2016. Interest at 8% and principal payable on demand.	10,000	—
Total Notes payable	$110,000	$100,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at July 31, 2016.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  Through July 31, 2016, the Company has accrued $2,676 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 2 – DEBT (CONTINUED)

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at July 31, 2016.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through July 31, 2016, the Company has accrued $61 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

	July 31, 2016	April 30, 2016
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$20,300	$20,300

Total Notes payable, related party	$20,300	$20,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer is $20,300 at July 31, 2016, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 5 – Related Party Transactions.

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

	July 31, 2016	April 30, 2016
Convertible Unsecured Note Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	50,000	50,000

Less: Debt discount	(23,378)	(31,780)

Total Convertible Unsecured Note Payable, net of debt discount	$26,622	$18,220

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes.  The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017.  The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share.  Through July 31, 2016, the Company accrued $746 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 2 – DEBT (CONTINUED)

In accordance with ASC 470-20, the Company determined that a beneficial conversion feature (BCF) existed and utilizing the Black-Scholes Pricing Model, determined that the BCF fair value was $33,333 and recorded the $33,333 BCF as a debt discount with an offset to additional paid in capital.  The initial $33,333 BCF assumed that 166,667 shares would be issued upon conversion of the promissory note. The debt discount is being amortized as additional interest expense ratably over the one-year term of the note and during the three months ended July 31, 2016, the Company recorded $8,402 of interest expense with a corresponding reduction to the debt discount.  As a result, the debt discount has a balance of $23,378 at July 31, 2016.

The Company used the following assumptions in the calculation:

Stock Price (issue date)	$0.50
Conversion Price	$0.30
Expected Remaining Term	1 year
Volatility	247%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.22%

	July 31, 2016	April 30, 2016
Convertible Secured Note Payable:
Secured convertible promissory note payable – issued March 9, 2016 - Interest accrued at 10% and principal and interest due one year from the issuance date.	$550,000	$550,000

Less: debt discount	(333,013)	(471,644)

Total Convertible Secured Note Payable, net of debt discount	$216,987	$78,356

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000.  The terms include interest accrued at 10% annually and the principal and interest payable is payable in one year on March 9, 2017.  Any amount of the principal or interest on this Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. Through July 31, 2016, $21,850 of accrued interest was recorded in the accompanying unaudited financial statements.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 2 – DEBT (CONTINUED)

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

Subsequent to 120 days after the Issue Date, the Company has no right or option to prepay the principal amount of the promissory note.  As of July 9, 2016, the Company did not prepay the principal and this option is no longer available.

As collateral security, the promissory note is secured by all collateral granted by an officer of the Company to the Holder, including but not limited to two million (2,000,000) shares of Common Stock, in accordance with the terms and conditions of a Pledge Agreement by and between the officer and the lender, dated as of the OID.

The Company evaluated the secured convertible promissory note and the related warrants in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was an embedded conversion feature that should be bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation on March 9, 2016 and recording of this derivative liability was $929,577 using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.93, conversion price $0.47, expected term of 1 year, expected volatility of 247% and discount rate of 0.30%, accordance with ASC 815 “Derivatives and Hedging”.  The initial $929,577 derivative liability assumed that 1,161,972 shares would be issued upon conversion of the promissory note.

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

The Company performed a revaluation of the embedded conversion liability using the Binomial Lattice Pricing Model at July 31, 2016 that resulted in a calculated value of $216,987.  As a result, the Company recorded $216,744 of income for the change in the fair value of compound embedded derivative, recorded as a separate item in other income (expense) in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 2 – DEBT (CONTINUED)

The revaluation of the embedded conversion liability at July 31, 2016 was calculated using the Binomial Lattice option pricing model with the following assumptions; stock price $0.29, conversion price $0.27, expected term of 0.61 years, expected volatility of 183% and discount rate of 0.28%.   The change in the derivative liability assumed that 2,986,817shares would be issued upon conversion of the promissory note at July 31, 2016.

For the three months ended July 31, 2016, the Company recorded $138,631 for amortization of the four debt discounts discussed above to interest expense in the accompanying unaudited financial statements.

NOTE 3 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan ("2006 Plan") for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at July 31, 2016.

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

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and charged to consulting expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options at July 31, 2015.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result, the consulting expense for the remaining 2,000,000 unvested stock options was reduced by $104,092 for the three months ended July 31, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of July 31, 2016)	$0.29
Exercise Price	$0.05
Expected Remaining Term	8.25 years
Volatility	183%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.008%

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

As a result, a total of 5,900,000 stock options were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. As discussed above, 1,718,750 of Mr. Vainisi’s unvested options were forfeited on December 11, 2015 and 1,281,250 of Mr. Vainisi’s vested options expired on March 10, 2016.  As a result, 2,070,000 unvested options are outstanding at July 31, 2016.

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

The 830,000 stock options that vested immediately (including 250,000 for Mr. Vainisi) on the grant date were valued at $390,100 and recorded to stock based compensation expense. Effective September 30, 2015, 10,000 of the vested stock options were exercised at $0.30 per share resulting in $3,000 of proceeds to the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The remaining 2,070,000 unvested stock options had a fair value of $1,090,400 on the grant date and are being amortized ratably over the vesting periods.  For the three months ended July 31, 2016, the Company recorded $57,101 in stock based compensation expense.

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

The 102,500 stock options that vested immediately on the grant date were valued at $32,717 and were recorded to stock based compensation expense.  The remaining 1,807,500 unvested stock options had a fair value of $576,944 on the grant date and will be amortized ratably over the vesting periods. For the three months ended July 31, 2016, the Company recorded $4,661 of stock based compensation expense related to the 1,807,500 unvested stock options.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.32
Exercise Price	$0.31
Expected Remaining Term	10 years
Volatility	191%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.27%

The following table summarizes employee and consultant stock option activity of the Company for the three months ended July 31, 2016:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2016	5,730,000	$0.18	8.23	$669,200
Issued June 10, 2016	1,910,000	$0.31	9.86	—
Outstanding, July 31, 2016	7,640,000	$0.21	8.64	$669,200
Exercisable, July 31, 2016	2,527,500	$0.21	8.48	$292,775

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

Stock Warrants

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

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $73,062 of consulting expense for the 700,000 vested stock warrants for the three months ended July 31, 2016. As a result, the prepaid balance is $21,443 at July 31, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

The remaining 700,000 unvested stock warrants had a fair value of $289,867 on the grant date and will also be amortized ratably to consulting expense over the twelve (12) month service period, however these warrants were re-valued through the vesting date of February 28, 2016, and the adjusted valuation, less the amounts amortized through the vesting date, have been amortized over the remaining service period of six (6) months. As a result of the final re-measurement at February 28, 2016, the valuation was adjusted to $680,821 and as a result, the unamortized prepaid expense balance was $221,966 at April 30, 2016.

For the three months ended July 31, 2016, the Company recorded $171,604 of consulting expense and the unamortized amount of $50,362 is recorded as prepaid consulting at July 31, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of February 28, 2016)	$1.00
Exercise Price	$0.35
Expected Remaining Term	1.83 years
Volatility	293%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.32%

In relation to the 400,000 shares issued on the grant date, the Company valued the stock based upon the quoted market price of $0.42 on the date of grant, or $168,000. The $168,000 is being amortized to consulting expense over the one-month term of the consulting agreement and the unamortized prepaid consulting balance was $54,773 at April 30, 2016.  During the three months ended July 31, 2016, the Company recorded $42,345 of consulting expense and the remaining unamortized amount of $12,428 is recorded as prepaid consulting at July 31, 2016.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

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

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$32
Exercise Price	$0.01
Expected Remaining Term	3 years
Volatility	191%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.27%

The following table summarizes stock warrant activity of the Company for the three months ended July 31 2016:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2016	7,193,746	$0.25	1.49	$581,450
Issued June 10, 2016	2,400,000	$0.01	2.86	669,600
Outstanding, April 30, 2016	9,593,746	$0.19	1.83	$1,251,050
Exercisable, July 31, 2016	9,593,746	$0.19	1.83	$1,251,050

NOTE 4 – COMMON STOCK

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of July 31, 2016, 43,015,069 shares were issued and outstanding. Additionally, there are 3,500,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 3,500,000 unvested shares of common stock are not included in the 43,014,069 shares reported but are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote. See Note 7 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 4 – COMMON STOCK (CONTINUED)

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vest in equal annual installments over a 4-year employment period commencing July 2015. During the three months ended July 31, 2015 and July 31, 2016, 3,500,000 of the 7,000,000 shares vested leaving a balance of 3,500,000 unvested shares at July 31, 2016.  The Company recorded the issuance of the shares at its par value of $3,500 with an offset to additional paid in capital. The unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period. During the three months ended July 31, 2016, the Company recorded $22,055 of compensation expense related to vesting of the shares.  See Note 7 – Subsequent Events.

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two-year term of the consulting agreement. During the three months ended July 31, 2016, the Company recorded $18,750 of consulting expense and the remaining unamortized amount of $48,236 is recorded as prepaid consulting at July 31, 2016.

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one-year term of the consulting agreement. During the three months ended July 31, 2016, the Company recorded $28,125 of consulting expense and the remaining unamortized amount of $22,986 is recorded as prepaid consulting at July 31, 2016.

Effective December 8, 2015, the Company engaged a consultant to provide services primarily related to public relations services. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $275,000. The $275,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the three months ended July 31, 2016, the Company recorded $55,907 of consulting expense and the prepaid consulting amount has been fully amortized at July 31, 2016.

Effective January 1, 2016, the Company engaged three consultants to provide services primarily related to corporate strategies. The term for each of the three agreements is six (6) months and as compensation for the agreement, the Company issued the three consultants an aggregate 150,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $108,000. The $108,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the three months ended July 31, 2016, the Company recorded $72,000 of consulting expense and the prepaid consulting amount has been fully amortized at July 31, 2016.

Effective January 14, 2016, the Company engaged a consultant to provide services primarily related to corporate strategies. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 100,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.80 on the date of grant, or $80,000. The $80,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the three months ended July 31, 2016, the Company recorded $32,527 of consulting expense and the prepaid consulting amount has been fully amortized at July 31, 2016.

From May 3, 2016 to June 10, 2016, the Company issued 160,132 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock.  The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price at prices ranging from of $0.32 to $0.51 on the date of grant, or $66,062 and was classified as stock compensation expense for the three months ended July 31, 2016 in the accompanying unaudited financial statements

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 4 – COMMON STOCK (CONTINUED)

Effective May 4, 2016, the Company issued 91,860 shares of common stock to a former consultant to settle a dispute related to the exercise price of a warrant previously provided with a cashless option.  The Company valued to issuance of stock based upon the quoted market price of $0.45 on the date of issuance.  During the three months ended July 31, 2016, the Company recorded $41,337 of consulting expense related to the issuance of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2016, the Company recorded $225,000 of compensation for its management in accordance with executed management service agreements. At July 31, 2016, a total of $1,185,000 was unpaid and is recorded as accrued officer compensation in the accompanying unaudited financial statements.  Additionally, during the three months ended July 31, 2016, the Company recorded $17,212 of employers share of payroll taxes related to the unpaid officer compensation resulting in accrued officer payroll taxes of $68,053 at July 31, 2016.

From February to August 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds, resulting in an outstanding balance of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer is $20,300 at July 31, 2016, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements at July 31, 2016. See Note 2 - Debt.

During the three months ended June 30, 2016, an officer of the Company and another individual closely affiliated with the Company, advanced $6,647 of funds to the Company for working capital purposes.  The Company has recorded these advances as accounts payable – related parties in the accompanying unaudited financial statements at July 31, 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

As of July 31, 2016, the Company had not paid the landlord for the Florida corporate offices approximately $58,000 of lease payments.  As a result, the Company is in default of the lease agreement and subject to eviction, acceleration of the entire lease amount and other legal remedies that the landlord may pursue.

On June 2, 2016, the Company received a notice of default letter related to the corporate office lease in Florida.  The letter demanded payment for the full amount outstanding within seven days or the Landlord may pursue all legal remedies including termination of the lease.  On June 22, 2016, the Company received a complaint notice as the defendant in a lawsuit filed related to the corporate office lease in Florida.  The lawsuit claims that the Company is indebted to the landlord in an amount in excess of $57,857 for unpaid rent plus an additional $224,596 for accelerated rent for a total of $282,453, but the landlord does not specifically seek the additional $224,596 for accelerated rent in its complaint, although the court may later determine that the landlord is entitled to the accelerated rent amount. See Note 7 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

At July 31, 2016, subject to the outcome of the litigation noted in Note 7 – Subsequent Events, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

2017	$107,262
2018	35,754
Total	$143,016

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

Unpaid Taxes and Penalties

At April 30, 2016, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $169,231, which is included as accrued expenses in the accompanying unaudited financial statements at July 31, 2016. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and was to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. Through July 31. 2016, the Company had made all required payments in accordance with the settlement except for the final payment of $2,205. As a result, the Company is in default of the settlement agreement and the IRS could void or restructure the agreement.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 4, 2016, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to an employee, an option to purchase 50,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 3 years, with 20,000 vesting immediately. This option expires on August 3, 2026.

The Company will value the options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the 'simplified method' for estimating the ‘remaining expected contractual term' because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

The 20,000 stock options that vested immediately on the grant date were valued at $3,418 and will be recorded to stock based compensation expense.

The remaining 30,000 unvested stock options had a fair value of $5,233 on the grant date and are being amortized ratably over the vesting periods.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.30
Expected Remaining Term (Simplified Method)	5.99 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note.  The terms of the promissory note include interest accrued at 8% annually. A 1% loan origination fee and the principal and interest payable on demand.

Effective August 4, 2016, the Company granted 400,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for corporate strategy services. The warrants vested immediately and have an exercise period of two years. The Company valued the stock warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $69,741, which will be recorded to consulting expense immediately.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.01
Expected Remaining Term	2 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

Effective August 4, 2016, two of the Company’s consultants exercised a total of 1,300,000 warrants at an exercise price of $0.01 or $13,000 of consideration.  The two consultants paid for the exercise price of $13,000 by electing the cashless exchange option included in the warrant to decrease the balance due under their respecting consulting invoices.

On August 5, 2016, the Company paid $100,000 for the settlement of a lawsuit filed by the landlord of the Company’s office lease in Florida (See Note 6 – Commitments and Contingencies) for non-payment of rent.  The $100,000 payment was for an outstanding balance of $98,173, which included $3,699 in attorney's fees and the August 1, 2016 rent.

On August 31, 2016, 2015, the Company’s board of directors (the “Board”) increased the number of directors on the Board from two directors to three directors, and elected Wesley S. Chandler, the Company’s President, to the Board to fill the newly created directorship on the Board until the next annual meeting of the stockholders of the Company or until his earlier resignation or removal. Mr. Chandler will also continue to serve as President of the Company and he continues as an Executive Officer of the Company for Section 16 Purposes.

In connection with his new position, the remaining 2,000,000 shares of common stock held in escrow of Mr. Chandler’s 6,000,000 shares of common stock that were granted to Mr. Chandler in connection with his employee agreement were released from escrow and fully vested to Mr. Chandler. All other aspects of Mr. Chandler’s employee agreement remain the same. See Note 4 – Common Stock).

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2016

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

On January 7, 2016, Major League Football entered into a two-year television contract with American Sports Network (“ASN”), a division of Sinclair Networks Group, which is owned by Sinclair Broadcast Group. The agreement included broadcasting for all regular season and post season MLFB games in both 2016 (season postponed) and 2017, along with promotional activity at the local level in each MLFB’s franchise markets. Since MLFB’s teams did not play any games in Spring 2016, on September 12, 2016, MLFB and ASN entered into a mutual termination agreement whereby the television contract was terminated and each party released the other party from liability relating to the television contract.