Form 10-Q
period 2016-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2016-12-12
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of December 12, 2016 was 48,415,495.

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

We expect that we will need new financing over the next 12 months in order to position our Company for its anticipated launch in March 2017. Specifically, we anticipate that we will need to raise approximately $4 million prior to December 31, 2016 and subsequently, commence another offering or offerings to raise an additional $20 million to cover our operating expenses through the end of 2017.

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

Timeline of Significant Events

•

Recruited Jerry Vainisi as Acting CEO - On December 2, 2014, MLFB recruited Jerome R. Vainisi to serve as our Chief Executive Officer, subject to the negotiation various conditions. Although we never formalized Mr. Vainisi’s status as our Chief Executive Officer, he worked with us from December 2014 to December 2015, and during his tenure, he helped us develop MLFB. Mr. Vainisi has a level of excellence and success within multiple levels of professional football. As General Manager of the Chicago Bears in 1985, he guided the franchise to its only Championship when his team defeated the New England Patriots in Super Bowl XX. He served as Vice President of Player Personnel for the Detroit Lions, and subsequent to that time, Mr. Vainisi and former Dallas Cowboys Executive Tex Schramm guided the NFL in establishing and operating the World League of American Football, which later became NFL Europe.

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

•

Try Out Camps. From October through December 2015, Major League Football held and completed the league's inaugural “Pro Day” tryout camps in 14 cities around the U.S., in doing so, Major League Football was able to qualify and vet over 2,000 athletes and sign over 1,400 of them to register for our inaugural draft. Upon completion of our inaugural draft from February 26-29, 2016, we then signed 560 players to player contracts with the league.

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

Financial Condition

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, and a net loss and negative cash from operating activities of $3,361,548 and $198,525 respectively, for the six months ended October 31, 2016. Additionally, at October 31, 2016, the Company has a working capital deficit of $3,500,396, an accumulated deficiency of $24,483,380 and a stockholders' deficiency of $3,485,752, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Six months ending October 31, 2016, compared to the six months ended October 31, 2015

For the six months ended October 31, 2016, we had no revenue as compared to $24,250 of revenue for the six months ended October 31, 2015.  The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in 2017.  For 2015, all revenue was from league tryout camp fees with no comparable amount in 2016.

Total operating expenses for the six months ended October 31, 2016 were $3,089,207 as compared to total operating expenses for the six months ended October 31, 2015 of $1,800,722, or an increase of $1,288,435.  The increase from 2015 to 2016 was primarily from a $1,175,374 increase in professional fees.  The increase in professional fees was primarily from a $1,112,432 increase in consulting comprised primarily of (1) 828,549 for the issuance of stock warrants for prior consulting services, (2) a $378,880 increase in the amortization of prepaid consulting services and (3) offset by a $106,548 reduction of consulting expense from the revaluation of stock options over the service period.

Other income (expense) for the six months ended October 31, 2016 was $272,341 of expense compared to $973,519 of expense for the six months ended October 31, 2015, or a decrease in expense of $701,178. The change from 2015 to 2016 was primarily because in 2015, there was $1,037,561 of interest expense for beneficial conversion feature for the conversion of convertible notes payable and accrued interest into common stock and warrants with no comparable amount in 2016.  This was offset by $294,065 of interest expense for the amortization of debt discounts with no comparable amount in 2015.

We had net losses of $3,361,548 and $2,750,041 for the six months ended October 31, 2016 and 2015, respectively.

Three months ending October 31, 2016, compared to the three months ended October 31, 2015

For the three months ended October 31, 2016, we had no revenue as compared to $24,250 of revenue for the three months ended October 31, 2015.  The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in 2017.  For 2015, all revenue was from league tryout camp fees with no comparable amount in 2016.

Total operating expenses for the three months ended October 31, 2016 were $1,256,596 as compared to total operating expenses for the three months ended October 31, 2015 of $1,171,116, or an increase of $85,480.  The increase from 2015 to 2016 was primarily from a $168,876 increase in salaries and wages, offset by a decrease of $63,189 in professional fees and $39,065 of league camp tryout fees expense.  The increase in salaries and wages was primarily related to $90,000 of additional accrued officer compensation for a new employee and an increase in stock compensation expense.  The decrease in professional fees was primarily from a $52,042 decrease in consulting.  The decrease in league camp tryout fees expense is that there was no comparable revenue or expense in 2016.

Other income (expense) for the three months ended October 31, 2016 was $321,317 of expense compared to $967,450 of expense for the three months ended October 31, 2015, or a decrease in expense of $646,133. The change from 2015 to 2016 was primarily because in 2015, there was $1,037,561 of interest expense for beneficial conversion feature for the conversion of convertible notes payable and accrued interest into common stock and warrants with no comparable amount in 2016.  This was offset by $166,123 of interest expense for the amortization of debt discounts with no comparable amount in 2015 and $150,983 of expense from the change in fair value of an embedded derivative liability for 2016 with no comparable amount in 2015.

We had net losses of $1,577,913 and $2,114,316 for the three months ended October 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transaction, the issuance of debt and the sale of available-for-sale marketable equity securities to obtain liquidity. We had only $30,274 of cash at October 31, 2016 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Date	Security

August 2016	Warrant – right to buy 400,000 shares of common stock at $0.01 per share issued for services.
August 2016	Common Stock – 1,300,000 shares of common stock at $0.01 per share, $13,000 in the aggregate, pursuant to cashless exercises of warrants.
September 2016	84,846 shares of common stock at approximately $.18 per share pursuant to the conversion of $15,000 of principal on $550,000 principal balance convertible secured promissory note.
September 2016	91,471 shares of common stock at approximately $.17 per share pursuant to the conversion of $15,000 of principal on $550,000 principal balance convertible secured promissory note.
October 2016	102,187 shares of common stock at approximately $.15 per share pursuant to the conversion of $15,000 of principal on $550,000 principal balance convertible secured promissory note.

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

Major League Football, Inc.

December 12, 2016	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2016

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At October 31, 2016	At April 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$30,274	$3,799
Equipment deposit	260,323	260,323
Prepaid consulting	30,119	650,853
TOTAL CURRENT ASSETS	320,716	914,975

Furniture, fixtures and equipment, net	2,726	2,958

OTHER ASSETS
Rent deposit	11,918	11,918
TOTAL OTHER ASSETS	11,918	11,918

TOTAL ASSETS	$335,360	$929,851

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$940,524	$736,411
Accounts payable - related parties	6,646	—
Accrued officer compensation	1,410,000	960,000
Accrued expenses	175,206	212,287
State income taxes payable	110,154	110,154
Convertible unsecured promissory note, net of $14,976 debt discount	35,024	18,220
Convertible secured promissory note, net of $194,383 debt discount	310,617	78,356
Derivative liability	358,230	462,531
Notes payable	325,000	100,000
Notes payable, related parties	20,300	20,300
Accrued officer payroll taxes	84,986	50,841
Accrued interest	44,425	8,763
TOTAL CURRENT LIABILITIES	3,821,112	2,757,863

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized; Series A designated 7,500,000 shares and remainder undesignated; No shares issued and outstanding at October 31, 2016 and April 30, 2016, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,620,573 and 41,013,077 shares issued and outstanding at October 31, 2016 and April 30, 2016	46,620	41,013
Additional paid-in capital	20,951,008	19,252,807
Accumulated deficiency	(24,483,380)	(21,121,832)
TOTAL STOCKHOLDERS' DEFICIENCY	(3,485,752)	(1,828,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$335,360	$929,851

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenue
League tryout camp fees	$—	$24,250	$—	$24,250
Total Revenue	—	24,250	—	24,250

Operating Expenses
Salaries and wages	767,864	598,988	1,175,461	1,094,610
League tryout camp expense	11,325	50,390	11,325	50,390
Professional fees	274,618	338,437	1,608,630	433,256
Insurance	1,703	8,877	1,703	11,634
General and administrative	201,086	174,424	292,088	210,882
Total Operating Expenses	1,256,596	1,171,116	3,089,207	1,800,772

Operating Loss	(1,256,596)	(1,146,866)	(3,089,207)	(1,776,522)

Other Income (Expense)
Tax penalties and interest	(4,211)	(3,965)	(8,375)	(8,822)
Gain on settlement of unpaid taxes	—	84,580	—	84,580
Other income	—	—	—	3,500
Interest expense	(166,123)	(1,048,065)	(329,727)	(1,052,777)
Change in fair value of embedded conversion option	(150,983)	—	65,761	—
Total Other Income (Expense)	(321,317)	(967,450)	(272,341)	(973,519)

Net Loss	$(1,577,913)	$(2,114,316)	$(3,361,548)	$(2,750,041)

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.06)	$(0.07)	$(0.08)

Weighted Average Shares - Basic and Diluted	45,712,599	35,242,292	43,642,644	34,477,129

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,361,548)	$(2,750,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	232	—
Amortization of prepaid consulting over service period	620,839	241,959
Issuance of common stock to employees for services	72,002	—
Cancellation of common stock issued erroneously for services	—	(3,500)
Amortization of common stock issued for employee services over vesting period	129,042	44,110
Amortization of stock options issued for employee services over vesting period	642,886	439,982
Amortization of stock options issued for consulting services over service period	—	250,518
Revaluation of stock options issued for consulting services over service period	(106,548)	—
Issuance of stock warrants for consulting services	828,549	—
Amortization of debt discount on convertible secured promissory note	277,261	—
Amortization of debt discount on convertible unsecured promissory note	16,804	—
Change in fair value of embedded conversion derivative	(65,761)	—
Write off debt discount on conversion of notes payable	—	1,037,561
Issuance of common stock to consultant for resolution of warrant exercise price	41,337	—
Changes in operating assets and liabilities:
Prepaid expenses	(105)	935
Rent deposit	—	(11,918)
Accounts payable	204,113	170,455
Accounts payable - related parties	6,646	360,000
Accrued officer compensation	450,000	—
Accrued expenses	(24,081)	(77,783)
Accrued officer payroll taxes	34,145	30,741
Deferred revenue	—	21,870
Accrued interest	35,662	10,218
Net cash used in operating activities	(198,525)	(234,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(3,255)
Net cash provided by (used in) investing activities	—	(3,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	—	214,700
Proceeds from issuance of note payable	225,000	20,000
Proceeds from issuance of notes payable - related parties	—	1,300
Proceeds from exercise of stock warrants	—	1,000
Proceeds from exercise of stock options	—	3,000
Repayment of notes payable to related parties	—	(15,000)
Net cash provided by financing activities	225,000	225,000

NET INCREASE (DECREASE) IN CASH	26,475	(13,148)
CASH - BEGINNING OF PERIOD	3,799	29,583
CASH - END OF PERIOD	$30,274	$16,435

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Six Months Ended
	October 31,
	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$—
CASH PAID FOR INTEREST	$—	$5,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock warrant for prepaid consulting fees	$—	$934,569
Exercise of common stock warrant for accrued expenses	$13,000	$—
Conversion of convertible unsecured promissory notes and accrued interest	$—	$699,098
Conversion of convertible secured promissory note	$45,000	$—
Repayment of note payable by officer on behalf of Company	$—	$20,000
Change in embedded derivative liability for partial conversion of convertible secured promissory note	$38,540	$—
Issuance of common stock to employees previously unvested reclassified to additional paid in capital	$3,750	$—

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, and a net loss and negative cash from operating activities of $3,361,548 and $198,525 respectively, for the six months ended October 31, 2016. Additionally, at October 31, 2016, the Company has a working capital deficit of $3,500,396, an accumulated deficiency of $24,483,380 and a stockholders' deficiency of $3,485,752, which could have a material impact on the Company's financial condition and operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as filed with the Securities and Exchange Commission on July 29, 2016. The interim operating results for the six months ending October 31, 2016 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at October 31, 2016 and 2015.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2016 and 2015 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

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

For the six months ended October 31, 2016, the Company recorded $232 of depreciation expense and at October 31, 2016, the accumulated depreciation balance was $13,824.

Provision for Loan Receivable and Collateral Deposit

In March 2016, the Company loaned $125,000 to a third party for the purpose of the third party making an investment that was expected to provide an additional return to the Company.  Due to significant uncertainties regarding the collectability of the original principal amount and/or any additional return, the Company recorded an allowance for the full amount of the Loan Receivable and classified as Provision for Loan Receivable in the unaudited financial statements.

In April 2016, the Company disbursed $50,000 of cash related to a collateral deposit with a third party that required additional deposits before a proposed transaction could be consummated.  At April 30, 2016, no further deposits had been made and as a result, the Company recorded an allowance for the full amount of the Collateral Deposit and classified as Provision for Collateral Deposit in the unaudited financial statements.

Convertible Promissory Notes Containing Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”.  The embedded conversion option contained in certain convertible instruments are bifurcated and accounted for as derivative liabilities at the date of issuance and are adjusted to fair value through earnings at each reporting date.  The fair value of the embedded conversion option liabilities was determined using the Black Scholes Pricing model.  On the initial measurement date, the fair value of the embedded conversion option liability was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense.  Gains and losses derived from changes in the fair value of the derivative liability were recorded as a component of other income (expense) in the accompanying statements of operations.  Upon conversion of debt, the fair value of the derivative is reclassified into equity and the common stock is recorded at book value of the debt.

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

OCTOBER 31, 2016

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at October 31, 2016:

	Carrying Value	Fair Value Measurements at
	At	October 31, 2016
	October 31, 2016	Level 1	Level 2	Level 3
Embedded conversion option liability	$358,230	$—	$—	$358,230

The following is a summary of activity of Level 3 assets and liabilities for the three months ended October 31, 2016:

Embedded Conversion Option Liability
Balance – April 30, 2016	$462,531
Gain from change in the fair value of derivative liabilities	(65,761)
Change in embedded derivative liability for partial conversions of a convertible secured promissory note	(38,540)
Balance – October 31, 2016	$358,230

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited financial statements.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the six months ended October 31, 2016.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions.  Since the football operations have not commenced and will not until March 2017, there was no revenue from football league operations during the six months ended October 31, 2016.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10).  Certain recognition thresholds must be met before a tax position is recognized in the financial statements.  An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  At October 31, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.”  ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At October 31, 2016, there were options to purchase 7,690,000 shares of the Company’s common stock, 9,993,746 warrants to purchase shares of the Company's common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 3,567,177 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company's financial position or results of operations. Other new pronouncements issued but not yet effective until after October 31, 2016 are not expected to have a significant effect on the Company's financial position or results of operations.

NOTE 2 – DEBT

	October 31, 2016	April 30, 2016
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	—
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	130,000	—
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	—
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	—
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	—
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	—
Total Notes payable	$325,000	$100,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $4,693 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 2 – DEBT (CONTINUED)

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $162 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $2,536 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $115 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $18 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $108 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through October 31, 2016, the Company has accrued $61 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

	October 31, 2016	April 30, 2016
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$20,300	$20,300

Total Notes payable, related party	$20,300	$20,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer is $20,300 at October 31, 2016, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 5 – Related Party Transactions.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 2 – DEBT (CONTINUED)

	October 31, 2016	April 30, 2016
Convertible Unsecured Note Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	50,000	50,000

Less: Debt discount	(14,976)	(31,780)

Total Convertible Unsecured Note Payable, net of debt discount	$35,024	$18,220

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes.  The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017.  The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share.  Through October 31, 2016, the Company accrued $1,376 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying financial statements.

In accordance with ASC 470-20, the Company determined that a beneficial conversion feature (BCF) existed and utilizing the Black-Scholes Pricing Model, determined that the BCF fair value was $33,333 and recorded the $33,333 BCF as a debt discount with an offset to additional paid in capital.  The initial $33,333 BCF assumed that 166,667 shares would be issued upon conversion of the promissory note. The debt discount is being amortized as additional interest expense ratably over the one-year term of the note and during the six months ended October 31, 2016, the Company recorded $16,804 of interest expense with a corresponding reduction to the debt discount.  The debt discount has a balance of $35,024 at October 31, 2016.

The Company used the following assumptions in the calculation:

Stock Price (issue date)	$0.50
Conversion Price	$0.30
Expected Remaining Term	1 year
Volatility	247%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.22%

	October 31, 2016	April 30, 2016
Convertible Secured Note Payable:
Secured convertible promissory note payable – issued March 9, 2016 - Interest accrued at 10% and principal and interest due one year from the issuance date (See Note 7 – Subsequent Events).	$550,000	$550,000

Less: conversion of $45,000 of principal to common stock	(45,000)	—
Less: debt discount	(194,383)	(471,644)

Total Convertible Secured Notes Payable, net of debt discount	$310,617	$78,356

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 2 – DEBT (CONTINUED)

On March 9, 2016 (“Effective Date”), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note net of an original issue discount of $50,000 and debt issue costs paid to or on behalf of the lender of $55,000.  The terms include interest accrued at 10% annually and the principal and interest payable is payable in one year on March 9, 2017.  Any amount of the principal or interest on this Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. Through October 31, 2016, $35,355 of accrued interest was recorded in the accompanying unaudited financial statements.

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

The Company evaluated the secured convertible promissory note and the related warrants in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was an embedded conversion feature that should be bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation on March 9, 2016 and recording of this derivative liability was $929,577 using the Black Scholes Pricing Model with the following assumptions; stock price $0.93, conversion price $0.47, expected term of 1 year, expected volatility of 247% and discount rate of 0.30%, accordance with ASC 815 “Derivatives and Hedging”.  The initial $929,577 derivative liability assumed that 1,161,972 shares would be issued upon conversion of the promissory note.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 2 – DEBT (CONTINUED)

The Company evaluated the warrants and determined that there was no derivative treatment required as the warrants contained a fixed exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $239,069 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the unaudited financial statements.  The warrant calculation used the following assumptions; stock price $0.93, Class A warrant exercise price $1.02, Class B warrant exercise $1.19, expected term of 3 years, expected volatility of 287% and discount rate of 0.30%.

On the note issue date of March 9, 2016, the Company recorded the following debt discounts as offsets to the $550,000 note payable which will be amortized over the one-year term of the note: (1) OID of $50,000, (2) debt issue costs of $55,000, (3) warrant relative fair value of $239,069 and (4) embedded conversion option liability of $205,931. As a result, the Company recorded a $723,646 expense for the initial fair value of embedded conversion derivative, recorded as a separate item in other income (expense) in the accompanying financial statements. The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model at April 30, 2016 that resulted in a calculated value of $462,531.

On (1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2016, the lender elected to exercise their right to convert $15,000 on each of the above dates of the $550,000 principal balance and the note payable balance is $505,000 at October 31, 2016 (See Note 4 – Common Stock).  The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model on each of the three conversion dates that resulted in a calculated embedded conversion liability value of (1) $544,400, (2) $410,038 and (3) $385,429.  The Company recorded a total expense of $139,642 for the change in the fair value of compound embedded derivative, recorded to other income (expense) in the unaudited financial statements.  Additionally, the Company reclassified$38,540 of embedded conversion option liability to additional paid in capital for the change in the fair value of compound embedded derivative related to the share conversion on the respective dates.

For the three conversion dates of 1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2017, the revaluation of the embedded conversion liability was calculated using the Black Scholes Pricing Model with the following assumptions; stock price (1) $0.29, (2) $0.24 and (3) $0.22, conversion price (1) $0.18, (2) 0.17  and (3) $0.15, expected term of (1) 0.48 years (2) 0.44 years and (3) 0.37 years, expected volatility of (1) 181%, (2) 175% and (3) 179% and discount rate of (1) 0.25%, (2) 0.20% and (3) 0.25%.   The change in the derivative liability assumed that (1) 3,142,857, (2) 3,240,318 and (3) 3,496,593 shares would be issued upon conversion of the promissory note.

The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model at October 31, 2016 that resulted in a calculated value of $358,230.  The Company recorded $27,299 of income for the change between October 26, 2016 and October 31, 2016 in the fair value of compound embedded derivative, recorded as a separate item in other income (expense) in the accompanying unaudited financial statements.

The revaluation of the embedded conversion liability at October 31, 2016 was calculated using the Black Scholes option pricing model with the following assumptions; stock price $0.20, conversion price $0.14, expected term of 0.35 years, expected volatility of 175% and discount rate of 0.20%.   The change in the derivative liability assumed that 3,567,177 shares would be issued upon conversion of the promissory note at October 31, 2016.

For the six months ended October 31, 2016, the Company recorded $277,261 for amortization of the four debt discounts discussed above to interest expense in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 3 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan ("2006 Plan") for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at October 31, 2016.

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

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. The consulting expense for the remaining 2,000,000 unvested stock options was reduced by $106,548 for the six months ended October 31, 2016.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of October 31, 2016)	$0.20
Exercise Price	$0.05
Expected Remaining Term	7.70 years
Volatility	175%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.008%

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

As a result, a total of 5,900,000 stock options were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. As discussed above, 1,718,750 of Mr. Vainisi’s unvested options were forfeited on December 11, 2015 and 1,281,250 of Mr. Vainisi’s vested options expired on March 10, 2016.  A total of 2,070,000 unvested options are outstanding at October 31, 2016.

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

The remaining 2,070,000 unvested stock options had a fair value of $1,090,400 on the grant date and are being amortized ratably over the vesting periods.  For the six months ended October 31, 2016, the Company recorded $114,201 in stock based compensation expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

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

The 102,500 stock options that vested immediately on the grant date were valued at $32,717 and were recorded to stock based compensation expense.  The remaining 1,807,500 unvested stock options had a fair value of $576,944 on the grant date and will be amortized ratably over the vesting periods. For the six months ended October 31, 2016, the Company recorded $524,417 of stock based compensation expense related to the 1,807,500 unvested stock options.

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

The Company valued the options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the 'simplified method' for estimating the ‘remaining expected contractual term' because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

The 20,000 stock options that vested immediately on the grant date were valued at $3,418 and were recorded to stock based compensation expense.

The remaining 30,000 unvested stock options had a fair value of $5,233 on the grant date and are being amortized ratably over the vesting periods.  During the six months ended October 31, 2016, the Company recorded $850 of stock based compensation expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

The following table summarizes employee and consultant stock option activity of the Company for the six months ended October 31, 2016:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2016	5,730,000	$0.18	8.06	$420,000
Issued June 10, 2016	1,910,000	$0.31	9.61	—
Issued August 4, 2016	50,000	$0.30	9.76	—
Outstanding, October 31, 2016	7,690,000	$0.22	8.40	$420,000
Exercisable, October 31, 2016	2,547,500	$0.22	7.99	$183,750

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

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $94,505 of consulting expense for the 700,000 vested stock warrants for the six months ended October 31, 2016. The prepaid balance is zero at October 31, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

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

For the six months ended October 31, 2016, the Company recorded $221,966 of consulting expense.  The prepaid balance is zero at October 31, 2016.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of February 28, 2016)	$1.00
Exercise Price	$0.35
Expected Remaining Term	1.83 years
Volatility	293%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.32%

In relation to the 400,000 shares issued on the grant date, the Company valued the stock based upon the quoted market price of $0.42 on the date of grant, or $168,000. The $168,000 is being amortized to consulting expense over the one-month term of the consulting agreement and the unamortized prepaid consulting balance was $54,773 at April 30, 2016.  During the six months ended October 31, 2016, the Company recorded $54,773 of consulting expense. The prepaid balance is zero at October 31, 2016.

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

Effective June 10, 2016, the Company granted 2,400,000 warrants to purchase common stock, exercisable at $0.01 per share, to six (6) consultants for prior services provided. The warrants vested immediately and have an exercise period of three years. The Company valued the stock warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $758,808, which was recorded to consulting expense immediately.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$32
Exercise Price	$0.01
Expected Remaining Term	3 years
Volatility	191%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.27%

Effective August 4, 2016, the Company granted 400,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for corporate strategy services. The warrants vested immediately and have an exercise period of two years. The Company valued the stock warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $69,741, which was recorded to consulting expense immediately.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.01
Expected Remaining Term	2 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

The following table summarizes stock warrant activity of the Company for the six months ended October 31 2016:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2016	7,193,746	$0.25	1.23	$456,000
Issued June 10, 2016	2,400,000	$0.01	2.61	494,500
Issued August 4, 2016	400,000	$0.01	1.76	76,000
Outstanding, October 31, 2016	9,993,746	$0.18	1.58	$950,500
Exercisable, October 31, 2016	9,993,746	$0.18	1.58	$950,500

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

Capital Structure

The Company is authorized to issue up to 50,000,000 shares of “blank check” preferred stock at $0.001 per share.  At October 31, 2016, there were no preferred stock shares issued and outstanding.  The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. At October 31, 2016, 46,620,573 shares were issued and outstanding. Additionally, there are 1,500,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 1,500,000 unvested shares of common stock are not included in the 46,620,573 shares reported but are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote.

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vested in equal annual installments over a 4-year employment period commencing July 2015. During the three months ended July 31, 2015 and July 31, 2016, 3,500,000 of the 7,000,000 shares vested leaving a balance of 3,500,000 unvested shares at July 31, 2016.  Effective August 31, 2016, 2,000,000 of the unvested shares were vested leaving a balance of 1,500,000 unvested shares at October 31, 2016.  The Company recorded the issuance of the 5,500,000 vested shares at its par value of $5,500 with an offset to additional paid in capital. The original 7,000,000 unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period. During the six months ended October 31, 2016, the Company recorded $129,042 of compensation expense related to vesting of the shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 4 – COMMON STOCK (CONTINUED)

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two-year term of the consulting agreement. During the six months ended October 31, 2016, the Company recorded $37,500 of consulting expense and the remaining unamortized amount of $29,486 is recorded as prepaid consulting at October 31, 2016.

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one-year term of the consulting agreement. During the six months ended October 31, 2016, the Company recorded $51,111 of consulting expense and the prepaid consulting amount has been fully amortized at October 31, 2016.

Effective December 8, 2015, the Company engaged a consultant to provide services primarily related to public relations services. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $275,000. The $275,000 is being amortized to consulting expense over the six-month term of the consulting agreement.  During the six months ended October 31, 2016, the Company recorded $55,907 of consulting expense and the prepaid consulting amount has been fully amortized at October 31, 2016.

Effective January 1, 2016, the Company engaged three consultants to provide services primarily related to corporate strategies. The term for each of the three agreements is six (6) months and as compensation for the agreement, the Company issued the three consultants an aggregate 150,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $108,000. The $108,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the six months ended October 31, 2016, the Company recorded $72,000 of consulting expense and the prepaid consulting amount has been fully amortized at October 31, 2016.

Effective January 14, 2016, the Company engaged a consultant to provide services primarily related to corporate strategies. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 100,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.80 on the date of grant, or $80,000. The $80,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the six months ended October 31, 2016, the Company recorded $32,527 of consulting expense and the prepaid consulting amount has been fully amortized at October 31, 2016.

From May 3, 2016 to June 10, 2016, the Company issued 160,132 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock.  The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price at prices ranging from of $0.32 to $0.51 on the date of grant, or $66,062 and was classified as stock compensation expense for the six months ended October 31, 2016 in the accompanying unaudited financial statements

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 4 – COMMON STOCK (CONTINUED)

Effective May 4, 2016, the Company issued 91,860 shares of common stock to a former consultant to settle a dispute related to the exercise price of a warrant previously provided with a cashless option.  The Company valued to issuance of stock based upon the quoted market price of $0.45 on the date of issuance.  During the six months ended October 31, 2016, the Company recorded $41,337 of consulting expense related to the issuance of common stock.

On (1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2016, the lender of a convertible secured promissory, elected to exercise their right to convert $15,000 on each of the above dates of the $550,000 principal balance and the note payable balance is $505,000 at October 31, 2016 (See Note 2 – Debt).  The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date.  Based upon the calculated Conversion Prices of (1) $0.18, (2) $0.17 and (3) $0.15 on the respective dates, the Company issued 278,504 shares of common stock to the lender.

Effective August 4, 2016, two of the Company’s consultants exercised a total of 1,300,000 warrants at an exercise price of $0.01 or $13,000 of consideration.  The two consultants paid for the exercise price of $13,000 by electing the cashless exchange option included in the warrant to decrease the balance due under their respecting consulting invoices.

On October 26, 2016, the Company issued 27,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock.  The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.22 per share on the date of grant, or $5,940 and was classified as stock compensation expense for the six months ended October 31, 2016 in the accompanying unaudited financial statements

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2016, the Company recorded $450,000 of compensation for its management in accordance with executed management service agreements. At October 31, 2016, a total of $1,410,000 was unpaid and is recorded as accrued officer compensation in the accompanying unaudited financial statements.  Additionally, during the six months ended October 31, 2016, the Company recorded $34,145 of employers share of payroll taxes related to the unpaid officer compensation resulting in accrued officer payroll taxes of $84,986 at October 31, 2016.

From February to August 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds, resulting in an outstanding balance of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable. The outstanding balance owed to the officer is $20,300 at October 31, 2016, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements at October 31, 2016. See Note 2 - Debt.

During the six months ended October 31, 2016, an officer of the Company and another individual closely affiliated with the Company, advanced $6,647 of funds to the Company for working capital purposes.  The Company has recorded these advances as accounts payable – related parties in the accompanying unaudited financial statements at October 31, 2016.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 2, 2016, the Company received a notice of default letter related to the corporate office lease in Florida.  The letter demanded payment for the full amount outstanding within seven days or the Landlord may pursue all legal remedies including termination of the lease.  On June 22, 2016, the Company received a complaint notice as the defendant in a lawsuit filed related to the corporate office lease in Florida.  The lawsuit claimed that the Company is indebted to the landlord in an amount more than $57,857 for unpaid rent plus an additional $224,596 for accelerated rent for a total of $282,453, but the landlord does not specifically seek the additional $224,596 for accelerated rent in its complaint, although the court may later determine that the landlord is entitled to the accelerated rent amount.

At October 31, 2016, the Company had not paid the landlord for the Florida corporate offices approximately $58,000 of lease payments and was in default of the lease agreement and subject to eviction, acceleration of the entire lease amount and other legal remedies that the landlord may pursue.

On August 5, 2016, the Company paid $100,000 for the settlement of the lawsuit filed by the landlord and discussed above.  The $100,000 payment was for an outstanding of $98.173, which included $3,699 in attorney's fees and the August 1, 2016 rent.

At October 31, 2016, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

2017	$71,508
2018	35,754
Total	$107,262

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

Unpaid Taxes and Penalties

At April 30, 2016, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $173,442, which is included as accrued expenses in the accompanying unaudited financial statements at October 31, 2016. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In September 2015, the Company reached an offer in compromise (“OIC”) settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and was to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. Through July 31, 2016, the Company had made all required payments in accordance with the settlement except for the final payment of $2,205.

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee.  In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance.  On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% of the $2,205 remaining original OIC payment and an $8 processing fee).  As of the date of these unaudited financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

NOTE 7 – SUBSEQUENT EVENTS

On (1) November 2, 2016 and (2) November 15, 2016, the lender of a convertible secured promissory note, elected to exercise their right to convert $15,000 on each of the above dates of the remaining $505,000 principal balance and the note payable balance is $475,000 after the conversions (See Note 2 – Debt).  The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date.  Based upon the calculated Conversion Prices of (1) $0.15 and (2) $0.13 on the respective dates, the Company issued 294,922 shares of common stock to the lender.