Form 10-Q
period 2017-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2017-03-17
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-51132

Major League Football, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	20-1568059 (I.R.S. Employer Identification No.)

6230 University Parkway, Suite 301, Lakewood Ranch, FL (Address of principal executive offices)	34240 (Zip Code)

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

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2017 was 54,734,301.

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

During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and potential broadcasting partners to advertise and market MLFB's formal kick-off in 2017. As of the date of this report, we still lack the adequate funding, and time, to launch a full season of professional, spring-league football during 2017; however, we intend to launch a “short” season that we believe will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football. MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida, 34240. Our telephone number is (774) 213-1995. Our Internet website is located at: www.mlfb.com.

We expect that we will need new financing in the amount of approximately $5,000,000 over the next several weeks in order to position our Company for its “short” season launch in May/June 2017. We expect that we will need new financing over the next 9 months in order to position our Company for its anticipated full season launch in March 2018. Specifically, we anticipate that we will need to raise approximately $20+ million through the end of 2018.

Financial Condition

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, and a net loss and negative cash from operating activities of $4,386,576 and $235,861 respectively, for the nine months ended January 31, 2017. Additionally, at January 31, 2017, the Company has a working capital deficit of $4,106,505, an accumulated deficiency of $25,508,408 and a stockholders' deficiency of $4,091,977, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Nine months ending January 31, 2017, compared to the nine months ended January 31, 2016

For the nine months ended January 31, 2017, we had no revenue as compared to $87,445 of revenue for the nine months ended January 31, 2016. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league. For 2016, all revenue was from league tryout camp fees with no comparable amount in 2017.

Total operating expenses for the nine months ended January 31, 2017 were $3,592,811 as compared to total operating expenses for the nine months ended January 31, 2016 of $3,096,179, or an increase of $496,632.  The increase from 2016 to 2017 was primarily from a $691,744 increase in professional fees, offset by a $119,923 decrease in league tryout expenses and $71,651 of general and administrative expense.  The increase in professional fees was primarily from a $655,390 increase in consulting comprised primarily for the issuance of stock warrants for prior consulting services.  The decrease in league tryout expenses related to no league tryout camps in 2017 as compared to 2016.

Other income (expense) for the nine months ended January 31, 2017 was $793,765 of expense compared to $978,118 of expense for the nine months ended January 31, 2016, or a decrease in expense of $184,353. The change from 2016 to 2017 was primarily from a $557,688 decrease in interest expense, primarily because in 2016, there was interest expense for a beneficial conversion feature for the conversion of convertible notes payable and accrued interest into common stock and warrants with no comparable amount in 2017.  This was offset by $285,435 from the change in the fair value of an embedded conversion option in 2017 with no comparable amount in 2016.

We had net losses of $4,386,576 and $3,986,852 for the nine months ended January 31, 2017 and 2016, respectively.

Three months ending January 31, 2017, compared to the three months ended January 31, 2016

For the three months ended January 31, 2017, we had no revenue as compared to $63,195 of revenue for the three months ended January 31, 2016.  The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in 2017.  For 2016, all revenue was from league tryout camp fees with no comparable amount in 2017.

Total operating expenses for the three months ended January 31, 2017 were $503,604 as compared to total operating expenses for the three months ended January 31, 2016 of $1,295,407, or a decrease of $791,803.  The decrease from 2016 to 2017 was primarily from a $483,630 decrease in professional fees, a $152,857 decrease in general and administrative expenses, an $80,858 decrease in league tryout fee expense and a $68,827 decrease in salaries and wages.  The decrease in professional fees was primarily related to a $457,042 decrease in consulting comprised primarily for the issuance of stock warrants for prior consulting services.  The decrease in league camp tryout fees expense is that there was no comparable revenue or expense in 2017 as compared to 2016.

Other income (expense) for the three months ended January 31, 2017 was $521,424 of expense compared to $4,599 of expense for the three months ended January 31, 2016, or an increase in expense of $516,825. The change from 2016 to 2017 was primarily because of $351,196 of expense from the change in fair value of an embedded derivative liability for 2017 with no comparable amount in 2016.  Additionally, the change was from a $165,382 increase in interest expense primarily related to the amortization of debt discounts with no comparable amount in 2016.

We had net losses of $1,025,028 and $1,236,811 for the three months ended January 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transaction, the issuance of debt and the sale of available-for-sale marketable equity securities to obtain liquidity. We had only $24,118 of cash at January 31, 2017 and consequently, payment of operating expenses will be obtained from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2017 and concluded that the disclosure controls and procedures were not effective, because our Company did not have a full-time Accounting Controller or Chief Financial Officer and utilized a part time consultant to perform these critical responsibilities. The absence of a full-time accounting staff resulted in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal controls.

The Company plans to hire a full-time Controller or Chief Financial Officer in the future when sufficient cash funds are available from either the sale of Company securities or through cash flow generated through its business plan.

Changes in Internal Control Over Financial Reporting.

No change in our Company's internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J Ventures, LLC (“H&J”) sent a letter to the Company claiming that the Company owed $7,800,000 to H&J in connection with an October 1, 2014 agreement between the Company and H&J. The Company retained counsel and disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter, which the Company is responding to. The Company considers this claim to be without merit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Date	Security

November 2016	192,426 shares of common stock at approximately $.13 per share pursuant to the conversion of $25,000 of principal on a $550,000 principal balance convertible secured promissory note.
December 2016	669,671 shares of common stock at approximately $.09 per share pursuant to the conversion of $60,000 of principal on a $550,000 principal balance convertible secured promissory note.
January 2017	772,037 shares of common stock at approximately $.06 per share pursuant to the conversion of $50,000 of principal on a $550,000 principal balance convertible secured promissory note.
January 2017	Units – 610,000 shares of common stock and warrants to purchase 305,000 shares of common stock at an exercise price of $1.00 per share contained in units for total proceeds of $61,000.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

10.1*	Forbearance Agreement dated March 9, 2017
10.2*	Common Stock Purchase Warrant dated March 9, 2017
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101	XBRL

*

Incorporated by reference to the Company’s Form 8-K filed on March 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

March 17, 2017	By:	/s/ Wesley Chandler
Wesley Chandler, President Principal Executive Officer

By:	/s/ Michael D. Queen
Michael D. Queen, Executive Vice President of Finance Principal Financial Officer

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At January 31, 2017	At April 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$24,118	$3,799
Equipment deposit	260,323	260,323
Prepaid legal	7,500	—
Prepaid consulting	11,094	650,853
TOTAL CURRENT ASSETS	303,035	914,975

Furniture, fixtures and equipment, net	2,610	2,958

OTHER ASSETS
Rent deposit	11,918	11,918
TOTAL OTHER ASSETS	11,918	11,918

TOTAL ASSETS	$317,563	$929,851

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$1,008,299	$736,411
Accounts payable - related parties	6,646	—
Accrued officer compensation	1,635,000	960,000
Accrued expenses	179,481	212,287
Advances	61,000	—
State income taxes payable	110,154	110,154
Convertible unsecured promissory note, net of $6,574 debt discount	43,426	18,220
Convertible secured promissory note, net of $55,754 debt discount	299,246	78,356
Derivative liability	596,602	462,531
Notes payable	300,000	100,000
Notes payable, related parties	15,300	20,300
Accrued officer payroll taxes	91,039	50,841
Accrued interest	63,347	8,763
TOTAL CURRENT LIABILITIES	4,409,540	2,757,863

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
Series A designated 7,500,000 shares and remainder undesignated;
No shares issued and outstanding at
January 31, 2017 and April 30, 2016, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized;
48,967,203 and 41,013,077 shares issued and outstanding at
January 31, 2017 and April 30, 2016	48,967	41,013
Additional paid-in capital	21,367,464	19,252,807
Accumulated deficiency	(25,508,408)	(21,121,832)
TOTAL STOCKHOLDERS' DEFICIENCY	(4,091,977)	(1,828,012)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$317,563	$929,851

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Revenue
League tryout camp fees	$—	$63,195	$—	$87,445
Total Revenue	—	63,195	—	87,445

Operating Expenses
Salaries and wages	234,452	303,279	1,409,913	1,397,889
League tryout camp expense	—	80,858	11,325	131,248
Professional fees	110,120	593,750	1,718,750	1,027,006
Insurance	7,578	13,209	9,281	24,843
General and administrative	151,454	304,311	443,542	515,193
Total Operating Expenses	503,604	1,295,407	3,592,811	3,096,179

Operating Loss	(503,604)	(1,232,212)	(3,592,811)	(3,008,734)

Other Income (Expense)
Tax penalties and interest	(4,275)	(4,028)	(12,650)	(12,850)
Gain on settlement of unpaid taxes	—	—	—	84,580
Other income	—	—	—	3,500
Interest expense	(165,953)	(571)	(495,680)	(1,053,348)
Change in fair value of an embedded conversion option	(351,196)	—	(285,435)	—
Total Other Income (Expense)	(521,424)	(4,599)	(793,765)	(978,118)

Net Loss	$(1,025,028)	$(1,236,811)	$(4,386,576)	$(3,986,852)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)	$(0.10)	$(0.11)

Weighted Average Shares - Basic and Diluted	47,442,045	37,630,336	44,880,110	34,714,755

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,386,576)	$(3,986,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	348	181
Amortization of prepaid consulting over service period	639,864	563,392
Issuance of common stock to employees for services	72,002	—
Issuance of common stock for consulting services	—	64,000
Cancellation of common stock issued erroneously for services	—	(3,500)
Amortization of common stock issued for employee services over vesting period	138,494	66,165
Amortization of stock options issued for employee services over vesting period	709,121	537,805
Amortization of stock options issued for consulting services over service period	—	253,919
Revaluation of stock options issued for consulting services over service period	(87,256)	—
Issuance of stock warrants for consulting services	828,549	—
Amortization of debt discount on convertible secured promissory note	415,890	—
Amortization of debt discount on convertible unsecured promissory note	25,206	—
Change in fair value of embedded conversion derivative	285,435	—
Write off debt discount on conversion of notes payable	—	1,037,561
Issuance of common stock to consultant for resolution of warrant exercise price	41,337	—
Changes in operating assets and liabilities:
Prepaid legal	(7,500)	—
Prepaid consulting	(105)	935
Rent deposit	—	(11,918)
Accounts payable	271,888	156,171
Accounts payable - related parties	6,646	540,000
Accrued officer compensation	675,000	—
Accrued expenses	(19,806)	(79,926)
Accrued officer payroll taxes	40,198	48,231
Advances	61,000	—
Accrued interest	54,584	10,788
Net cash used in operating activities	(235,681)	(803,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(3,255)
Net cash provided by (used in) investing activities	—	(3,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	—	214,700
Proceeds from issuance of note payable	225,000	100,000
Proceeds from issuance of common stock	61,000	469,450
Proceeds from issuance of notes payable - related parties	—	21,300
Proceeds from exercise of stock warrants	—	1,000
Proceeds from exercise of stock options	—	3,000
Repayment of notes payable	(25,000)	—
Repayment of notes payable to related parties	(5,000)	(15,000)
Net cash provided by financing activities	256,000	794,450

NET INCREASE (DECREASE) IN CASH	20,319	(11,853)
CASH - BEGINNING OF PERIOD	3,799	29,583
CASH - END OF PERIOD	$24,118	$17,730

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Nine Months Ended
	January 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$—	$6,170
CASH PAID FOR INTEREST	$—	$5,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock warrant for prepaid consulting fees	$—	$1,359,772
Exercise of common stock warrant for consulting services	$13,000	$—
Conversion of convertible unsecured promissory notes and accrued interest	$—	$699,098
Conversion of convertible secured promissory notes	$195,000	$—
Repayment of note payable by officer on behalf of Company	$—	$20,000
Change in embedded derivative liability for partial conversion of convertible secured promissory note	$151,364	$—
Issuance of common stock to employees previously unvested reclassified to additional paid in capital	$3,750	$—

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “our” or “us”) is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring football league. We launched a “Development Season” for 2016 but we still lack the adequate funding, and time, to launch a full season of professional, spring-league football during 2017; however, we intend to launch a “short” season that we believe will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football. MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high schools and other collegiate institutions.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, and a net loss and negative cash from operating activities of $4,386,576 and $235,861 respectively, for the nine months ended January 31, 2017. Additionally, at January 31, 2017, the Company has a working capital deficit of $4,106,505, an accumulated deficiency of $25,508,408 and a stockholders' deficiency of $4,091,977, which could have a material impact on the Company's financial condition and operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

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

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as filed with the Securities and Exchange Commission on July 29, 2016. The interim operating results for the nine months ending January 31, 2017 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  There were no cash equivalents at January 31, 2017 and 2016.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2017 and 2016 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

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

For the nine months ended January 31, 2017 and 2016, the Company recorded $348 and $181 of depreciation expense, respectively and at January 31, 2017, the accumulated depreciation balance was $13,940.

Provision for Loan Receivable and Collateral Deposit

In March 2016, the Company loaned $125,000 to a third party so that the third party could make an investment that was expected to provide an additional return to the Company.  Due to significant uncertainties regarding the collectability of the original principal amount and/or any additional return, the Company recorded an allowance for the full amount of the Loan Receivable and classified as Provision for Loan Receivable in the accompanying unaudited financial statements.

In April 2016, the Company disbursed $50,000 of cash related to a collateral deposit with a third party that required additional deposits before a proposed transaction could be consummated.  At April 30, 2016, no further deposits had been made and the Company recorded an allowance for the full amount of the Collateral Deposit and classified as Provision for Collateral Deposit in the accompanying unaudited financial statements.

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

JANUARY 31, 2017

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at January 31, 2017:

	Carrying Value	Fair Value Measurements at
	At	January 31, 2017
	January 31, 2017	Level 1	Level 2	Level 3
Embedded conversion option liability	$596,602	$—	$—	$596,602

The following is a summary of activity of Level 3 assets and liabilities for the nine months ended January 31, 2017:

Embedded Conversion Option Liability

Balance – April 30, 2016	$462,531
Loss from change in the fair value of derivative liabilities	285,435
Change in embedded derivative liability for partial conversions of a convertible secured promissory note	(151,364)
Balance – January 31, 2017	$596,602

Changes in fair value of the embedded conversion option liability are included in other income (expense) in the accompanying unaudited financial statements.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the nine months ended January 31, 2017.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions.  Since the football operations have not commenced, there was no revenue from football league operations during the nine months ended January 31, 2017.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10).  Certain recognition thresholds must be met before a tax position is recognized in the financial statements.  An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.  At January 31, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.”  ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At January 31, 2017, there were options to purchase 7,690,000 shares of the Company’s common stock, 10,298,746 warrants to purchase shares of the Company's common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 6,748,354 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  The Company discloses all related party transactions.  All transactions are recorded at fair value of the goods or services exchanged.

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company's financial position or results of operations. Other new pronouncements issued but not yet effective until after January 31, 2017 are not expected to have a significant effect on the Company's financial position or results of operations.

NOTE 2 – DEBT

	January 31, 2017	April 30, 2016
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	—
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	105,000	—
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	—
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	—
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	—
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	—
Total Notes payable	$300,000	$100,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  Through January 31, 2017, the Company has accrued $6,709 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 2 – DEBT (CONTINUED)

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through January 31, 2017, the Company has accrued $263 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand.  On January 26, 2017, the Company repaid $25,000 of the promissory note principal resulting in an outstanding principal balance of $105,000 at January 31, 2017. See Note 7 – Subsequent Events.  Through January 31, 2017, the Company has accrued $5,124 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through January 31, 2017, the Company has accrued $418 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through January 31, 2017, the Company has accrued $68 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through January 31, 2017, the Company has accrued $411 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable.  The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand.  Through January 31, 2017, the Company has accrued $263 of interest related to the promissory note and included in accrued interest in the accompanying unaudited financial statements.

	January 31, 2017	April 30, 2016
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$15,300	$20,300
Total Notes payable, related party	$15,300	$20,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Effective August 28, 2015, the officer personally repaid $20,000 of notes payable for the Company resulting in a balance outstanding of $20,300.  During the three months ending January 31, 2017, the Company repaid $5,000 of these funds and the outstanding balance owed to the officer was $15,300 at January 31, 2017, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 5 – Related Party Transactions and Note 7 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 2 – DEBT (CONTINUED)

	January 31, 2017	April 30, 2016
Convertible Unsecured Note Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	50,000	50,000

Less: Debt discount	(6,574)	(31,780)

Total Convertible Unsecured Note Payable, net of debt discount	$43,426	$18,220

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes.  The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017.  The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share.  Through January 31, 2017, the Company accrued $2,006 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying financial statements.

In accordance with ASC 470-20, the Company determined that a beneficial conversion feature (BCF) existed and utilizing the Black-Scholes Pricing Model, determined that the BCF fair value was $33,333 and recorded the $33,333 BCF as a debt discount with an offset to additional paid in capital.  The initial $33,333 BCF assumed that 166,667 shares would be issued upon conversion of the promissory note. The debt discount is being amortized as additional interest expense ratably over the one-year term of the note and during the nine months ended January 31, 2017, the Company recorded $25,206 of interest expense with a corresponding reduction to the debt discount.  The debt discount has a balance of $43,426 at January 31, 2017.

The Company used the following assumptions in the calculation:

Stock Price (issue date)	$0.50
Conversion Price	$0.30
Expected Remaining Term	1 year
Volatility	247%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.22%

	January 31, 2017	April 30, 2016
Convertible Secured Note Payable:
Secured convertible promissory note payable – issued March 9, 2016 - Interest accrued at 10% and principal and interest due one year from the issuance date.	$550,000	$550,000

Less: conversion of $195,000 of principal to common stock	(195,000)	—
Less: debt discount	(55,754)	(471,644)

Total Convertible Secured Notes Payable, net of debt discount	$299,246	$78,356

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 2 – DEBT (CONTINUED)

On March 9, 2016 (“Effective Date”), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note net of an original issue discount of $50,000 and debt issue costs paid to or on behalf of the lender of $55,000.  The terms include interest accrued at 10% annually and the principal and interest payable is payable in one year on March 9, 2017.  See Note 7 – Subsequent Events.  Any amount of the principal or interest on this Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. Through January 31, 2017, 2017, $48,084 of accrued interest was recorded in the accompanying unaudited financial statements.

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

JANUARY 31, 2017

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

On (1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2016, the lender elected to exercise their right to convert $15,000 on each of the above dates or a total conversion amount of $45,000 of the principal balance and the note payable balance was $505,000 at October 31, 2016 (See Note 4 – Common Stock).  The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model on each of the three conversion dates that resulted in a calculated embedded conversion liability value of (1) $544,400, (2) $410,038 and (3) $385,429.  The Company recorded a total expense of $139,642 for the change in the fair value of compound embedded derivative, recorded to other income (expense) in the unaudited financial statements.  Additionally, the Company reclassified$38,540 of embedded conversion option liability to additional paid in capital for the change in the fair value of compound embedded derivative related to the share conversion on the respective dates.

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

On (1) November 2, 2016, (2) November 15, 2016, (3) December 13, 2016, (4) December 16, 2016, (5) December 23, 2016, (6) December 29, 2016, (7) January 6, 2017, (8) January 12, 2017, (9) January 23, 2017 and (10) January 24, 2017, the lender elected to exercise their right to convert on each of the above dates for an aggregate total conversion amount of $150,000 of the principal balance and the note payable balance is $355,000 at January 31, 2017 (See Note 4 – Common Stock).  The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model on each of the ten conversion dates that resulted in a calculated embedded conversion liability value of (1) $380,511, (2) $328,745, (3) $297,684, (4) $431,000, (5) $295,424, (6) $260,433, (7) $251,876, (8) $242,909, (9) $$186,323 and (10) $497,281.  The Company recorded a total expense of $139,051 for the change in the fair value of compound embedded derivative, recorded to other income (expense) in the unaudited financial statements.  Additionally, the Company reclassified $112,824 of embedded conversion option liability to additional paid in capital for the change in the fair value of compound embedded derivative related to the share conversion on the respective dates.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 2 – DEBT (CONTINUED)

For the ten conversion dates of  (1) November 2, 2016, (2) November 15, 2016, (3) December 13, 2016, (4) December 16, 2016, (5) December 23, 2016, (6) December 29, 2016, (7) January 6, 2017, (8) January 12, 2017, (9) January 23, 2017 and (10) January 24, 2017, the revaluation of the embedded conversion liability was calculated using the Black Scholes Pricing Model with the following assumptions; stock price (1) $0.21, (2) $0.17 (3) $0.14, (4) $0.17, (5) $0.13,  (6) $0.12, (7) $0.10, (8) $0.10, (9) $0.08 and (10) $0.12, conversion price (1) $0.14, (2) $0.12, (3) $0.10, (4) $0.09, (5) $0.09, (6) $0.08, (7) $0.07, (8) $0.07, (9) $0.06 and (10) $0.05, expected term of (1) 0.35 years (2) 0.31 years, (3) 0.24 years, (4) 0.23 years, (5) 0.21 years, (6) 0.19 years, (7) 0.17 years, (8) 0.15 years, (9) 0.12 years and (10) 0.12 years, expected volatility of (1) 175%, (2) 177%, (3) 175%, (4) 175%, (5) 176%, (6) 176%, (7) 174%, (8) 173%, (9) 179% and (10) 179% and discount rate of (1) 0.36%, (2) 0.50%, (3) 0.54%, (4) 0.50%, (5) 0.51%, (6) 0.46%, (7) 0.52%, (8) 0.51%, (9)0.51% and (10) 0.50%.   The change in the derivative liability assumed that (1) 3,500,000, (2) 3,924,206 (3) 4,655,067, (4) 4,718,254, (5) 4,924,539, (6), 4,941,867, (7) 5,551,213, (8) 5,851,953, (9) 6,553,350 and (10) 7,108,836 shares would be issued upon conversion of the promissory note.

The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model at January 31, 2017 that resulted in a calculated value of $596,602.  The Company recorded $99,321 of expense for the change between January 24, 2017 and January 31, 2017 in the fair value of compound embedded derivative, recorded as a separate item in other income (expense) in the accompanying unaudited financial statements.

The revaluation of the embedded conversion liability at January 31, 2017 was calculated using the Black Scholes option pricing model with the following assumptions; stock price $0.14, conversion price $0.05, expected term of 0.10 years, expected volatility of 181% and discount rate of 0.52%.   The change in the derivative liability assumed that 6,748,354 shares would be issued upon conversion of the promissory note at January 31, 2017.

For the nine months ended January 31, 2017, the Company recorded $415,890 for amortization of the four debt discounts discussed above to interest expense in the accompanying unaudited financial statements.

NOTE 3 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan ("2006 Plan") for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period of time as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a "Termination"), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at January 31, 2017.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share.

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 vest over a period of three to four years based upon the specific consulting agreements. The Company valued the stock options in accordance with ASC 505, Stock Compensation – Non-Employees, by using the Black Scholes Pricing Model.

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and charged to consulting expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options at July 31, 2015.

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. The consulting expense for the remaining 2,000,000 unvested stock options was reduced by $87,256 for the nine months ended January 31, 2017.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of January 31, 2017)	$0.14
Exercise Price	$0.05
Expected Remaining Term	7.45 years
Volatility	181%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.52%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. These options expire on February 23, 2025.

In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s acting Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. They vested over a two-year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. Effective December 11, 2015, Mr. Vainisi notified the Company that he would not finalize his employment agreement and is no longer the Company’s Chief Executive Officer and he retained all vested options and the unvested options would be forfeited. At January 31, 2016, 1,281,250 (250,000 that vested immediately and 1,031,250 that vested as per above) of the options were vested and the remaining 1,718,750 were forfeited.  In accordance with the Company’s 2014 Employee Stock Plan, Mr. Vainisi has 90 days from the separation date of December 11, 2015, or March 10, 2016 to exercise the vested options or they expire. Mr. Vainisi did not exercise the 1,281,250 vested options by March 10, 2016 and they expired.

The aggregate 5,900,000 stock options (2,900,000 plus 3,000,000 to Mr. Vainisi) were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. As discussed above, 1,718,750 of Mr. Vainisi’s unvested options were forfeited on December 11, 2015 and 1,281,250 of Mr. Vainisi’s vested options expired on March 10, 2016.  A total of 2,070,000 unvested options are outstanding at January 31, 2017.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

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

The remaining 2,070,000 unvested stock options had a fair value of $1,090,400 on the grant date and are being amortized ratably over the vesting periods.  For the nine months ended January 31, 2017, the Company recorded $171,301 in stock based compensation expense.

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

The 102,500 stock options that vested immediately on the grant date were valued at $32,717 and were recorded to stock based compensation expense.  The remaining 1,807,500 unvested stock options had a fair value of $576,944 on the grant date and will be amortized ratably over the vesting periods. For the nine months ended January 31, 2017, the Company recorded $499,946 of stock based compensation expense related to the 1,807,500 unvested stock options.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

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

The remaining 30,000 unvested stock options had a fair value of $5,233 on the grant date and are being amortized ratably over the vesting periods.  During the nine months ended January 31, 2017, the Company recorded $1,738 of stock based compensation expense.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

The following table summarizes employee and consultant stock option activity of the Company for the nine months ended January 31, 2017:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2016	5,730,000	$0.18	7.73	$252,280
Issued June 10, 2016	1,910,000	$0.31	9.36	—
Issued August 4, 2016	50,000	$0.30	9.51	—
Outstanding, January 31, 2017	7,690,000	$0.22	8.14	$252,280
Exercisable, January 31, 2017	2,547,500	$0.22	7.74	$110.373

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 3 – STOCK BASED COMPENSATION (CONTINUED)

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $94,505 of consulting expense for the 700,000 vested stock warrants for the nine months ended January 31, 2017. The prepaid balance is zero at January 31, 2017.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.42
Exercise Price	$0.35
Expected Remaining Term	2.33 years
Volatility	317%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.30%

The remaining 700,000 unvested stock warrants had a fair value of $289,867 on the grant date and will also be amortized ratably to consulting expense over the twelve (12) month service period, however these warrants were re-valued through the vesting date of February 28, 2016, and the adjusted valuation, less the amounts amortized through the vesting date, have been amortized over the remaining service period of six (6) months. For the final re-measurement at February 28, 2016, the valuation was adjusted to $680,821 and the unamortized prepaid expense balance was $221,966 at April 30, 2016.

For the nine months ended January 31, 2017, the Company recorded $221,966 of consulting expense.  The prepaid balance is zero at July 31, 2017.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of February 28, 2016)	$1.00
Exercise Price	$0.35
Expected Remaining Term	1.83 years
Volatility	293%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.32%

In relation to the 400,000 shares issued on the grant date, the Company valued the stock based upon the quoted market price of $0.42 on the date of grant, or $168,000. The $168,000 was amortized to consulting expense over the one-month term of the consulting agreement and the unamortized prepaid consulting balance was $54,773 at April 30, 2016.  During the nine months ended January 31, 2017, the Company recorded $54,773 of consulting expense. The prepaid balance is zero at October 31, 2016.

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

JANUARY 31, 2017

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

In January 2017, the Company commenced a $400,000 private placement offering eight (8) units at $50,000 per unit. Each unit represents 500,000 shares of common stock at $0.10 per share and a warrant to purchase 250,000 shares of common stock for one year at an exercise price of $1.00 per share. From January 12, 2017 through January 26, 2017, the Company received $61,000 of proceeds from the offering representing 610,000 shares of stock and 305,000 warrants. See Note 4 – Common Stock.

The $61,000 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.  The Company allocated $55,806 to the shares of stock and $5,194 to the warrants.  The value allocated to the warrants was classified as additional paid in capital in the accompanying financial statements.

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2017:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2016	7,193,746	$0.24	0.98	$310,255
Issued June 10, 2016	2,400,000	$0.01	2.35	312,240
Issued August 4, 2016	400,000	$0.01	1.50	$52,040
Issued January 12, 2017 through January 26, 2017	305,000	$1.00	0.95	—
Outstanding, January 31, 2017	10,298,746	$0.20	1.32	$674,535
Exercisable, January 31, 2017	10,298,746	$0.20	1.32	$674,535

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 4 – COMMON STOCK

Capital Structure

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. At January 31, 2017, 48,967,203 shares were issued and outstanding. Additionally, there are 1,500,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 1,500,000 unvested shares of common stock are not included in the 48,967,203 shares reported but are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and in the case of 1,500,000 of the shares, the right to vote.

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vested in equal annual installments over a 4-year employment period commencing July 2015. During the three months ended July 31, 2015 and July 31, 2016, 3,500,000 of the 7,000,000 shares vested leaving a balance of 3,500,000 unvested shares at July 31, 2016.  Effective August 31, 2016, 2,000,000 of the unvested shares were vested leaving a balance of 1,500,000 unvested shares at October 31, 2016.  The Company recorded the issuance of the 5,500,000 vested shares at its par value of $5,500 with an offset to additional paid in capital. The original 7,000,000 unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period. During the nine months ended January 31, 2017, the Company recorded $138,494 of compensation expense related to vesting of the shares.

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two-year term of the consulting agreement. During the nine months ended January 31, 2017, the Company recorded $56,250 of consulting expense and the remaining unamortized amount of $10,736 is recorded as prepaid consulting at January 31, 2017.

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one-year term of the consulting agreement. During the nine months ended January 31, 2017, the Company recorded $51,111 of consulting expense and the prepaid consulting amount has been fully amortized at January 31, 2017.

Effective December 8, 2015, the Company engaged a consultant to provide services primarily related to public relations services. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $275,000. The $275,000 is being amortized to consulting expense over the six-month term of the consulting agreement.  During the nine months ended January 31, 2017, the Company recorded $55,907 of consulting expense and the prepaid consulting amount has been fully amortized at January 31, 2017.

Effective January 1, 2016, the Company engaged three consultants to provide services primarily related to corporate strategies. The term for each of the three agreements is six (6) months and as compensation for the agreement, the Company issued the three consultants an aggregate 150,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $108,000. The $108,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the nine months ended January 31, 2017, the Company recorded $72,000 of consulting expense and the prepaid consulting amount has been fully amortized at January 31, 2017.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 4 – COMMON STOCK (CONTINUED)

Effective January 14, 2016, the Company engaged a consultant to provide services primarily related to corporate strategies. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 100,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.80 on the date of grant, or $80,000. The $80,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the nine months ended January 31, 2017, the Company recorded $32,527 of consulting expense and the prepaid consulting amount has been fully amortized at January 31, 2017.

From May 3, 2016 to June 10, 2016, the Company issued 160,132 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock.  The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price at prices ranging from of $0.32 to $0.51 on the date of grant, or $66,062 and was classified as stock compensation expense for the nine months ended January 31, 2017 in the accompanying unaudited financial statements

Effective May 4, 2016, the Company issued 91,860 shares of common stock to a former consultant to settle a dispute related to the exercise price of a warrant previously provided with a cashless option.  The Company valued to issuance of stock based upon the quoted market price of $0.45 on the date of issuance.  During the six months ended October 31, 2016, the Company recorded $41,337 of consulting expense related to the issuance of common stock.

On (1) September 13, 2016, (2) September 30, 2016 (3) October 26, 2016, (4) November 2, 2016, (5) November 15, 2016, (6) December 13, 2016, (7) December 16, 2016, (8) December 23, 2016, (9) December 29, 2016, (10) January 6, 2017, (11) January 12, 2017, (12) January 23, 2017 and (13) January 24, 2017, the lender of a convertible secured promissory, elected to exercise their right to convert on each of the above dates an aggregate amount of $150,000 of the October 31, 2016 $505,000 principal balance and the note payable balance is $355,000 at January 31, 2017 (See Note 2 – Debt).  The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date.  Based upon the calculated Conversion Prices of (1) $0.18, (2) $0.17, (3) $0.15 (4) $0.21, (5) 0.17, (6) $0.14, (7) 0.17, (8) $0.13, (9) $0.12, (10) $0.10, (11) $0.10, (12) $0.08 and (13) $0.12 on the respective conversion dates, the Company issued 2,015,134 shares of common stock to the lender.

Effective August 4, 2016, two of the Company’s consultants exercised a total of 1,300,000 warrants at an exercise price of $0.01 or $13,000 of consideration.  The two consultants paid for the exercise price of $13,000 by electing the cashless exchange option included in the warrant to decrease the balance due under their respecting consulting invoices.

On October 26, 2016, the Company issued 27,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock.  The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.22 per share on the date of grant, or $5,940 and was classified as stock compensation expense for the nine months ended January 31, 2017 in the accompanying unaudited financial statements.

From January 12, 2017 through January 26, 2017, the Company received $61,000 of proceeds from a private placement offering representing 610,000 shares of stock and 305,000 warrants. See Note 3 – Stock Based Compensation, Note 6 – Commitments and Contingencies and Note 7 – Subsequent Events.

The $61,000 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.  The Company allocated $55,806 to the shares of stock and $5,194 to the warrants.  The value allocated to the warrants was classified as additional paid in capital in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2017, the Company recorded $675,000 of accrued and unpaid compensation for its management in accordance with executed management service agreements. At January 31, 2017, a total of $1,635,000 was unpaid and is recorded as accrued officer compensation in the accompanying unaudited financial statements.  Additionally, during the nine months ended January 31, 2017, the Company recorded $40,198 of employers share of payroll taxes related to the unpaid officer compensation resulting in accrued officer payroll taxes of $91,039 at January 31, 2017.

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Effective August 28, 2015, the officer personally repaid $20,000 of notes payable for the Company resulting in a balance outstanding of $20,300.  During the three months ending January 31, 2017, the Company repaid $5,000 of these funds and the outstanding balance owed to the officer was $15,300 at January 31, 2017, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements.  See Note 2 – Debt and Note 7 – Subsequent Events.

During the nine months ended January 31, 2017, an officer of the Company and another individual closely affiliated with the Company, advanced $6,646 of funds to the Company for working capital purposes.  The Company has recorded these advances as accounts payable – related parties in the accompanying unaudited financial statements at January 31, 2017.

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

During the three months ended January 31, 2017, the Company has made all required payments under the rental agreement and considers the default has been cured.

At January 31, 2017, the total future minimum lease payments under operating leases in respect of leased premises are payable as follows:

2017	$71,508
2018	35,754
Total	$107,262

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, in order to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at April 30, 2016. The Company negotiated with Stradley and in July 2014, agreed to issue Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith in regards to a resolution. The Company is still in discussions with the law firm in regard to this Judgment and anticipates a resolution in the near future.

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

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J in connection with an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit.  The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, classified as prepaid legal in the accompanying unaudited financial statements at January 31, 2017.

From January 13, 2017 through January 26, 2017, the Company received an aggregate $61,000 of cash proceeds from four individuals related to the $400,000 Private Placement Offering discussed earlier – See Note 3 – Stock Compensation and Note 4 – Common Stock.  At January 31, 2017, the four individuals had not complete and signed their respective stock subscription agreements.  Accordingly, the Company classified the $61,000 as advances, a current liability in the accompanying unaudited financial statements at January 31, 2017.  See Note 7 – Subsequent Events.

Unpaid Taxes and Penalties

At January 31, 2017, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements at January 31, 2017.  Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $177,717, which is included as accrued expenses in the accompanying unaudited financial statements at January 31, 2017. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee.  In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited financial statements at January 31, 2017. As of the date of these unaudited financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

NOTE 7 – SUBSEQUENT EVENTS

On (1) February 1, 2017, (2) February 6, 2017, (3) February 8, 2017, (4) February 14, 2017, (5) February 17, 2017, (6) March 2, 2017, (7) March 3, 2017, (8) March 8, 2017 and (9) March 14, 2017, the lender of a convertible secured promissory, elected to exercise their right to convert (1) $15,000, (2) $15,000, (3) $15,000, (4) $30,000, (5) $20,000, (6) $15,000, (7) $15,000, (8) $15,000 and (9) $15,000 on each of the above dates of the remaining $355,000 principal balance and the note payable balance is $200,000 after the conversions (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Prices of (1) $0.05, (2) $0.05, (3) $0.05, (4) $0.05, (5) $0.05, (6) $0.06, (7) $0.06(8) $0.06 and (9) $0.05 on the respective conversion dates, the Company issued an aggregate 2,722,098 shares of common stock to the lender.

On March 9, 2017, the Company and the Lender of the above convertible secured promissory note with a remaining principal balance of $215,000 on that date, executed a forbearance agreement extending the note expiration date from March 9, 2017 to June 9, 2017 (See Note 2 – Debt). The terms of the forbearance agreement included that the Company (1) will have paid all remaining principal and accrued interest by June 9, 2017, (2) will issue 500,000 shares of common stock to the lender, (3) will pay the lender’s legal fees estimated to be approximately $2,000 before April 30, 2017, (4) will issue the lender 500,000 warrants to purchase common stock at $0.10 per share with a three-year term and (5) the outstanding principal balance of the note will bear interest at the “Default Interest” rate of twenty-two percent (22%), as defined in the note agreement.

The Company evaluated the forbearance agreement as to whether it was an extinguishment or modification of debt. In concluding on the accounting, the Company evaluated ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company determined that the forbearance agreement was not an extinguishment of debt or a material modification. The Company will adjust the carrying amount of the debt for any premium or discount, including stock and warrant issuances, and will amortized over the modification period of three months through June 9, 2017.

The Company evaluated the warrant and determined that there was no derivative treatment required as the warrant contained a fixed exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the outstanding principal of the note ($215,000) and the warrant on March 9, 2017 utilizing the Black Scholes Pricing Model for the warrant. The Company allocated $28,015 to the warrant which will be recorded as a debt discount with an offset to additional paid in capital in the unaudited financial statements. The warrant calculation used the following assumptions; stock price $0.08, warrant exercise price $0.10, expected term of 3 years, expected volatility of 173% and discount rate of 0.75%.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

The Company valued the 500,000 shares of common stock issued to the lender based upon the quoted market price of $0.08 on March 9, 2017, the date of grant, or $40,000, recorded as a debt discount with an offset to additional paid in capital.

In total on the forbearance date of March 9, 2017, the Company will record the following debt discounts as offsets to the $215,000 note payable which will be amortized over the 90- day term of the forbearance agreement through June 9, 2017: (1) (1) warrant relative fair value of $28,015 and (2) common stock relative fair value of $29,331.

On February 2, 2017, the Company repaid $11,000 of principal related to an outstanding balance owed to an officer that was $15,300 at January 31, 2017, recorded as Notes Payable – Related Parties in the accompanying unaudited financial statements. See Note 2 – Debt and Note 5 – Related Party Transactions. The outstanding balance of the promissory note is $4,300 as of the date of these unaudited financial statements.

On (1) February 16, 2017, (2) March 2, 2017 and (3) March 6, 2017, the Company repaid (1) $25,000, (2) $20,000 and (3) $25,000 of principal related to an original $130,000 promissory note dated August 4, 2016. See Note 2 – Debt. The outstanding balance of the promissory note is $35,000 as of the date of these unaudited financial statements.

Effective February 23, 2017, the four individuals representing $61,000 of advances at January 31, 2017, submitted their signed subscription agreements and the Company issued a total of 610,000 shares of Common Stock and 305,000 Warrants. See Note 6 – Commitments and Contingencies. The $61,000 of proceeds from the issuance of the units will be allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period. The Company allocated $55,996 to the shares of stock and $5,034 to the warrants. The value allocated to the warrants will be classified as additional paid in capital.

From February 1, 2017 through March 3, 2017, the Company received $93,500 of proceeds representing 935,000 shares of stock and 467,500 warrants from a private placement offering discussed earlier – see Note 4 – Common Stock.

The $93,500 of proceeds from the issuance of the units will be allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period. The Company allocated $84,460 to the shares of stock and $9,040 to the warrants. The value allocated to the warrants will be classified as additional paid in capital.