Form 10-K
period 2017-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2018-04-25
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-51132

Major League Football, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7319 Riviera Cove # 7 Lakewood Ranch, Florida	34202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 924-4332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

As of October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,059,979. Such aggregate market value was computed by reference to the closing price of $.04 per share for the registrant’s common stock on the pink sheets on that date.

The number of shares of the registrant’s common stock issued and outstanding as of April 13, 2018 is 57,999,488, which reflects a reduction of 1,500,000 shares forfeited under employment agreement provisions specified for two former officers of the Company.

2

Introductory Note

Please be advised that the Company is actively engaged in the preparation of Form 10-Q filings for the periods ending July 31, 2017, October 31, 2017, and January 31, 2018. With the completion and filing of the attached Form 10-K, the Company expects to have the aforementioned Form 10-Q filings completed and filed within 30 days.

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

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I

Item 1. Business.

Our Plan of Business

Major League Football, Inc. (the “Company“) is seeking to establish, develop and operate Major League Football (“MLFB“) as a professional spring/summer football league. Our anticipated launch is June/July 2018, consisting of an abbreviated season involving players to field 4-6 teams. We anticipate a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

Unless the context otherwise requires, all references to the “Company,” “we,” “our“ or “us“ and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 7319 Riviera Cove #7, Lakewood Ranch, Florida, 34202. Our telephone number is (847) 924-4332. Our Internet website, currently under construction, will be located at: www.mlfb.com.

We expect we will need additional short-term financing as well as financing over the next 12 months in order to position our Company for its anticipated launch in June/July of a training camp and shortened 2018 Developmental Season. Specifically, we will need to raise approximately $3 million between June and August 2018 and a subsequent raise and offerings of $20 million between September 2018 and March 2019, to cover our operating expenses for our 2019 full training camp and playing season in our designated cities.”

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

•	Centralized contracting for ‘players’ services that result in controlled player payrolls without violating antitrust laws
•	Greater parity among teams
•	Focus on the bottom line
•	Controlled costs

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

MLFB Market Opportunity

Major League Football intends to establish a brand that is fan-friendly, exciting, affordable and interactive, but most importantly provides consumers real value for their sports dollars. MLFB will underscore the fans’ access to team members, coaches, league officials and other fans. Although Major League Football’s ticket pricing will be a fraction of that of the established professional leagues (NBA, MLB, NHL and NFL), its ultimate goal will be to offer its fans an incomparable value-added experience for their entertainment dollar.

Additionally, as a result of a carefully crafted study, we will not locate teams in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity. By positioning teams in prime emerging and under-represented markets throughout the contiguous 48 states (including placing teams in well respected and football fan friendly metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by sports fans throughout the US. Of equal or greater importance to Major League Football is the fact that both established and peripheral football fans in these exciting new markets will finally be afforded the opportunity of establishing their own personal sports identity while at the same time fostering strong community pride. Lastly, although Major League Football’s long-range vision is to maintain a positive working relationship with the NFL, its ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season.

Major League Football intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums. Specifically, Major League Football intends to develop a far-reaching Internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones all while taking advantage of the player name recognition that comes with fantasy football.

Major League Football also intends to create an interactive website that includes a social networking aspect, podcasts, live video, and more. Along with this new media strategy, cross promotions will also be an important part of the MLFB’s marketing strategy. Major League Football plans to work with businesses involved in video, television, print media and the Internet to promote its business. We believe that the cumulative effect of this marketing plan will help it achieve its early objectives, which include the following:

•	Establish itself as a recognized professional football league
•	Build a base of teams and fans that is broad enough to sustain business over the critical first five years of operation
•	Generate enough revenue to expand its operations in years three through six
•	Build successful teams located in regions where there are no existing MLB franchises
•	Adopt a spring schedule to avoid competing with NFL, collegiate and prep football
•	Provide year-round cash flow from multi-functioning revenue streams
•	Build a positive image for the league through year-round community relations campaigns

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

Major League Football will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•	Average ticket prices targeted at approximately one fourth the prices of NFL, NBA, NHL & MLB tickets
•	Year-round cash flow derived from multiple revenue streams utilizing new technologies that didn’t exist as recently as a few years ago A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans
•	A more interactive, informative website in professional sports using cutting edge technologies that help preserve fan loyalty
•	Proven executive staff members with considerable practical experience in professional football
•	Player and coaching costs projected at 65-80% less than those of the NFL, NBA, NHL or MLB

Initially, Major League Football teams will operate in either existing collegiate or municipal stadiums during the spring and early summer season.

We believe that our business model and long-range vision possesses many innovations that will be viewed in a positive light by NFL owners and league officials and will also lend itself to the potential of establishing a strong working relationship with our venture by positioning ourselves in a 100% non-adversarial position to the established NFL.

Audience

Major League Football believes that today’s market demands a controlled deliverable to a targeted demographic viewing audience as well as controlled advertising deliverables to specific targeted demographic audiences as well. Other sports attract audiences that are only a fraction of that number, in producing the sponsor and advertiser concerns. Therefore, retaining the mass appeal needed to attract such an audience is an over-arching consideration that shapes much of what we do and what concerns the Company.

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

The main benefits of the program are:

•	Fans will find quality items at more favorable price points.
•	Teams will gain more profit on each item and stop tying up money on inventory they cannot’ properly sell.
•	More fans will be wearing and supporting the team and league branded merchandise, which is the number one way to brand outside the stadium

We also intend to develop private label products where we will feature products that are core fan favorites (hats, shirts, popular novelties and gifts, etc.) all manufactured at the highest level, and priced far below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre- ticketed and priced.

Timeline of Significant Events

On February 12, 2016, Michael Queen, MLFB’s Senior Executive Vice President of Finance, entered into a letter of intent with Asian Global Capital, LTD, (hereafter AGC), an entity based in Hong Kong. AGC was represented by David D. Brannon, an individual who identified himself as the Director/Managing Member/CEO of AGC. The Letter of Intent called for AGC to extend a $100,000,000 (One Hundred Million Dollar) line of credit and to purchase $20,000,000 (Twenty Million Dollars) of the Company’s stock. On April 15, 2016, the Company wired $50,000 to the personal account of David Brannon in Hong Kong. The payment was purportedly made as an installment on a collateral deposit required under the February 12, 2016 Letter of Intent. Brannon acknowledged receipt of the payment and represented that upon payment of the remaining $700,000 collateral deposit, the aforementioned line of credit and stock purchase would be consummated.

The additional $700,000 collateral deposit was never made as management other than Queen was of the understanding and position that no collateral payment of any kind was to be made, and that the $50,000 payment was made without proper authority. Ultimately, no stock purchase or commitment for a line of credit was consummated. The Company intends to pursue a claim for damages resulting from the transaction.

On March 2, 2016, Michael Queen entered into an agreement with Fidelity Capital and Consulting Services, LLC, Jeffrey Palmer and Jodi Pleitez, d/b/a RosaDawn LLC. The Agreement called for the Company to pay $125,000 for the purchase of 10 Super Petchili Chinese Bonds, represented as having a value of $1,000,000 (One Million Dollars). The One Million was to be paid to the Company within a matter of weeks following receipt of the Company’s funds. Queen wired the $125,000 to Jeffrey Palmer/ Fidelity Capital and Consulting Service on or about March 4, 2016. No monies were ever received by the Company. The contract with Fidelity, Palmer, and Pleitez calls for a refund of the $125,000, which as of the date of reporting has not been made. The Company intends to pursue a claim for damages resulting from the transaction.

In the spring of 2017, following failed efforts to obtain funding for the Company through agreements with Clairmont Capital, Asian Global Capital and Fidelity Capital and Consulting Services, LLC, the Company began to negotiate with a new investor, Jerry Craig, of Compass Creek Capital (hereinafter, “The Investor”.) Those negotiations ultimately resulted in the Board approving and entering into a Securities Purchase Agreement (hereafter “SPA”) with Mr. Craig and Compass Creek Capital. On or about June 23, 2017 the Securities Purchase was executed by Mr. Craig/Compass Creek and the Company, The Securities Purchase Agreement called for payment of $3,000,000 on or before June 30, 2017, said funds being used to purchase 42,857,143 shares of Series A Preferred stock. In conjunction with the purchase of the stock, the SPA also provided for the appointment of Mr. Craig to the Board of Directors and as Chief Executive Officer. The SPA also gave Compass Creek Capital the option to purchase up to 171,428,571 additional shares of Series A preferred stock.

On June 23, 2017, Michael Queen resigned his position from the Board of Directors and as Executive Vice President of Finance of Major League Football. On July 20, 2017, Wesley Chandler resigned his position from the Board of Directors and as President. On July 21, 2017, Rick Smith resigned his position from the Board of Directors and as Chief Operating Officer. With these resignations, Jerry Craig became the sole Director and Officer.

On June 28, 2017, Mr. Craig appointed himself as President and Frank Murtha was appointed Senior Executive Vice President and Special Advisor and Counsel to the president.

The Investor failed to tender the funds called for by the SPA within the time frame set forth in the SPA. The Investor was given additional time to supply the funds in question and on September 5, 2017, Craig submitted documents to the Company purporting to show the deposit of $3,000,000 in a bank account in the name of the Company on which he and his wife Kris Craig were the sole signatories. On September 29, 2017 Craig submitted other documents reflecting a $3,000,000 transfer of funds to a different bank account.

On October 4, 2017, the Company purported to terminate Frank Murtha.

On October 13, the Company notified its sole Director and Officer Jerry Craig that he was in breach of the SPA. The Company was never able to establish that funds had been deposited into the accounts reflected in the documents supplied by Craig, and, accordingly, that the funds were or had been made available for payment of outstanding and current liabilities of the Company or that the funds would remain in a company account.

On October 13, 2017, Jerry C. Craig, sole Director and Officer, stated his belief that the Securities Purchase Agreement was null and void, based upon CCC’s inability to complete the necessary due diligence. Jerry C. Craig believed this negated his obligation to pay the required funds called for by the Securities Purchase Agreement. His failure to pay the funds terminated his purported election to the Board and appointment as CEO. Kris Craig, an officer of the Company and spouse of Jerry C. Craig, submitted her resignation on Saturday, October 14, 2017.

On November 1, 2017, following termination of Mr. Craig’s positions within the Company, it was determined that Mr. Craig’s attempted termination of Frank Murtha was void, and he returned to MLFB in his prior position as Senior Executive Vice President. Pursuant to the Company’s Bylaws, in the absence of the President, Frank Murtha, as the Senior Executive Vice President, is authorized to perform the duties of the president.

Company History

On July 14, 2014 our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a company formed in 2009, to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB“). Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our Board of Directors was expanded, a new management team was appointed, and several league consultants were retained by our Company. On November 24, 2014, we changed our name to Major League Football, Inc. from Universal Capital Management, Inc.

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

As of April 30, 2017, we had -0- cash resources and continue to have -0- resources through the date of this 10K. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

Our stock has been delisted.

On September 14, 2017, the OTC Markets Group notified the Company of its delisting from the OTCQB due to its delinquency in filings, specifically with the SEC. It remains delisted as of the date of this Form 10K. There is no assurance that the Company will be able to relist its shares in the near future. Inability to trade the stock on the OTC keeps the share price low due to lack of trading in the stock.

We have previously had and could have future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern.

Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 1 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent upon existing stockholders, new investors and the sale of available-for-sale marketable equity securities to provide the cash resources to sustain its operations.

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $5,075,507 and $322,050 for the year ended April 30, 2017. Additionally, at April 30, 2016, the Company has minimal cash, a working capital deficit of $4,217,065 and has an accumulated deficit of $26,197,339, which could have a material impact on the Company’s financial condition and operations. The majority of the current assets at April 30, 2017 are prepaid consulting services and after excluding these, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

Our Company intends on seeking interim short-term financing to bring itself into full legal compliance with its SEC filings, and to bring on the necessary personnel to begin its future development activities. Its working capital needs will be met largely from the sale of debt and public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•	Establish Major League Football as a viable sports league
•	Establish product sales and marketing capabilities
•	Establish and maintain markets for our league and potential products
•	Identify, attract, retain and motivate qualified personnel, and
•	Maintain our reputation and build trust with fans
•	Attract sufficient capital resources to develop its business.

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

Part of our business strategy is to maintain and develop strategic relationships with various third parties, such as broadcast networks and sports arenas. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. If we are unsuccessful in our collaborative efforts, our ability to develop and market our league could be severely limited.

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations and/or to delay launching our league during our currently scheduled June/July 2018 Kickoff Period.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans is significant and we require substantial working capital to fund our business. We expect that we will need additional short-term financing as well as financing over the next 12 months to position our Company for its anticipated launch in June/July 2018. Specifically, we anticipate that we will need to raise approximately $3 million prior to September 1, 2018 and subsequently, commence another offering or offerings to raise an additional $20 million to cover our operating expenses through the end of 2019, and we cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise required additional financing in a timely manner would adversely affect our ability to pursue our business plan and could cause us to delay launching our league during our scheduled June/July 2018 kickoff period. This past year, we were forced to delay launching our league during our previously scheduled 2017 kickoff period.

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

We have been unable to generate additional limited revenues under our MLFB business plan this past year due to an investor who agreed to provide up to $20 million in revenue but who failed to provide any funds and we were forced to declare a breach of the investment agreement. We cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

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

Our Limited Operating History Makes It Difficult for You to Evaluate Our Prospects and Future Performance.

Our Company’s business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. Our Company’s operations are subject to all business risks associated with development stage enterprises. The likelihood of our Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and fan base. We believe it is likely that we will continue to sustain losses throughout 2018. We cannot assure you that our Company will ever operate profitably.

Our Limited Operating History Makes It Difficult for us to estimate correctly our future operating expenses and anticipated revenue sources, which could lead to cash shortfalls.

We have a limited operating history as Major League Football, and as a result our historical financial and other operating data may be of limited value in estimating future operating revenue, revenue sources and expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue and future revenue sources. The amount and sources of these revenues will depend on the success of the league, its teams, our marketing efforts, our ability to secure new sponsorships, our perception by fans, the general public, and other factors that are difficult to forecast accurately.

We encounter substantial competition from various sources.

We face significant competition within the professional sports league market, including the announcement of another professional football league that is intended to compete directly with our business plan. In order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. Additionally, two other professional football leagues, The Alliance of American Football and The XFL, have announced plans to play in the spring of 2019 and 2020 respectively. These leagues provide competition in essentially the same market in which the Company intends to operate and represent competition which was not present at the time of the Company’s formation in 2014. Lastly, we must compete with other sporting and non- sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Frank Murtha, our sole employee and Officer as well as the volunteer efforts of several professionals who strongly believe in the business plan and wish for it to succeed. Additionally, we believe that recruiting a qualified Board, Chief Executive Officer and Chief Financial Officer is crucial to our success. The departure of Frank Murtha or the loss of any of its professional volunteers could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit any key-man life insurance on of our key executive.

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

Our common stock is currently delisted from trades on the OTCQB which may make it more difficult for you to sell your stock.

Our common stock traded on OTCQB under the symbol “MLFB,” and it has a limited trading market. Currently, our stock is delisted from listing on the OTC. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock. Your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock, may be impacted.

We do not have a Board of Directors.

With the resignation of the prior board and the termination of Jerry Craig’s position as the sole Director due to his failure to fulfill the terms of the Stock Purchase Agreement, (See Timeline of Significant Events) effective October 13, 2017, the Company was left without a Board of Directors. Pursuant to the Bylaws, a Special Meeting can be called by any stockholder or Officer for the purpose of electing a new board. To date, no such action has been taken. Senior Executive Vice President Frank Murtha intends to call such a meeting once funding is available to do so. However, the absence of a Board prohibits taking those actions which, according to the Bylaws and Declarations, can only be taken via Board action/approval. Said actions include, but are not limited to, the appointment of additional officers and various other decisions relating to Company activity and growth.

’

The exercise of options and warrants and other issuances of common stock or securities convertible into common stock will dilute your interest.

From time to time our Company granted options and stock awards to our employees in accordance with our Company’s 2014 Employee Stock Plan. Additionally, our Company granted shares or warrants to our consultants and other service providers. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any stock awards or other purposes.

We anticipate offering any short or long-term investors shares in order to attract short term financing. The issuance of those additional shares will further dilute the outstanding shares.

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

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	The timing of our products and services
•	Additions or departures of key personnel
•	Sales of our Company ‘s common stock
•	Our Company‘s ability to integrate operations, technology, products and services
•	Our Company‘s ability to execute our business plan
•	Operating results below expectations
•	Loss of any strategic relationship
•	Industry developments
•	Economic and other external factors, and
•	Period-to-period fluctuations in our Company’s financial results.

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely because of any of the above listed factors. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Company’s common stock.

Item 2. Properties.

Our Company has no current leases or property. The Executive Officer’s residence, 7319 Riviera Cove #7, Lakewood Ranch, FL 34202 serves as our corporate headquarters. We believe this office space is adequate to serve our present needs until such time as we receive interim funding.

Item 3. Legal Proceedings.

John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football- This is an adversary proceeding arising out of a contract for ticketing services between the Debtor in Bankruptcy, H&J Ventures d/b/a Turnstiles, and Major League Football. A mediation took place on August 24, 2017 whereby a settlement agreement was entered into in which the Company agreed to pay $50,000 in full and final settlement. Jerry Craig, then CEO, authorized the settlement and personally issued a draft to the Trustee in that amount. On September 15, 2017, the Trustee advised that the draft tendered by Mr. Craig was returned due to insufficient funds. Mr. Craig was given an opportunity to substitute a new, valid, draft in settlement of the case but failed to do so. The case remains pending. On December 29. 2017 the Trustee in Bankruptcy filed a second suit against MLFB and Jerry Craig, Case number 17- 1709-MBK. This second suit arose out of the aforementioned bad check issued by Mr. Craig. The suit seeks payment of the outstanding debt represented by the $50,000 settlement, and damages under New Jersey state statute 2A:32-1 pertaining to bad checks. The statute allows for a judgment in the amount of the check, $500 in statutory damages, and attorney’s fees and costs. MLFB filed a timely answer to the second lawsuit; Mr. Craig did not, and he is currently in default. A default hearing to assess damages against Mr. Craig only is scheduled for May 2, 2018. A trial date has been scheduled for the original action on May 16, 2018 and the court has indicated it will not continue the case from that setting. No trial date has been set for the second suit. Although it has not been confirmed, local counsel Robert Basil believes the case can still be settled for the payment of $50,000 if timely paid. Management has decided to proceed with settlement of the case.

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc.- this is an action by the landlord for past due rent, attorney’s fees, and foreclosure of a landlord lien, in conjunction with Company’s former offices located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida. The Plaintiff obtained possession of the premises on September 5 and at the same time took possession of property belonging to the company with an estimated original retail value of $325,000. Plaintiff filed a Motion for Summary Judgment seeking a judgment for $122,193.94 in past due rent, foreclosure on a landlord lien allowing the sale of the Company’s property, and a judgment for attorney’s fees, the amount of which would be determined later. The Company filed a timely, written opposition. On September 30, 2017, the court heard oral argument and granted the Plaintiff’s motion on the issue of whether the Company was liable for past due rent. It denied the Motion on the issues of the amount of past due rent owed, foreclosure of the landlord lien, and an award of attorney fees. Plaintiff was granted leave to file a second Motion for Summary Judgment on those issues and did so. Before the matter was heard, the parties reached a settlement in which MLFB agreed to immediately conveyed all right title and interest in office furniture located on the premises to the Plaintiff and MLFB released all right title and interest in its security deposit in the sum of $11,918 to the Plaintiff. Moreover, on or before June 1, 2018, MLFB must pay Plaintiff an additional $40,000. If it fails to do so, the failure shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

Interactive Liquid, LLC v. Major League Football, Inc. - This is an action for breach of contract, account payable, and Quantum Meruit arising out of a contract between the Plaintiff and the Company for logo design and website development services. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,015.83, consisting of stock valued at $26,015.83 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement calls for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB must then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined will result in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,015.83 (less payment of $10,000 if made before June 1.), said sum representing the full amount of Plaintiff’s claimed damages.

David M. Bovi, P.A. Attorney Lien- Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,033.59. This sum includes 12% interest for past due balances. The amount or range of a potential loss would, with a slight probability of inaccuracy, be in a sum less than the $243,033.59 Mr. Bovi is seeking.

Herm Edwards- The Company retained Mr. Edwards, a former NFL player and coach, as a consultant and to promote the new league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The amount or range of a potential loss would, with a slight probability of inaccuracy, be in a sum less than the $216,668 Mr. Edwards is seeking.

Lamnia International/John Matteo- The Company entered into a contract with Lamnia International for the provision of investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is currently delisted from trading on the OTCQB under the symbol “MLFB”. Our stock can be found in the “Pink Sheets”.

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

		High	Low
FY 2016	1st Quarter	$.52	$.25
	2nd Quarter	$1.72	$.25
	3rd Quarter	$.97	$.52
	4th Quarter	$1.17	$.36

FY 2017	1st Quarter	$.53	$.20
	2nd Quarter	$.45	$.10
	3rd Quarter	$.22	$.07
	4th Quarter	$.18	$.04

Holders

As of April 13, 2018, we have a total of 57,999,488 shares of common stock outstanding, held by approximately 495 qualified record stockholders. This amount reflects a reduction of 1,500,000 shares forfeited under employment agreement provisions specified for two former officers of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2017

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders - 1	7,690,000	$.25	2,710,000
Equity compensation plans not approved by security holders	3,550,000	$.14	0
Total	11,240,000	$.22	2,710.000

_______________

1.	Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan (“2014 Plan”) for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan.

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

Recent Sales of Unregistered Securities

Our Company has sold the following securities without registering the securities under the Securities Act:

Date		Security
3/3/2016 – 3/22/2016	181,333 shares pursuant to a private placement	Common stock
3/8/2016	4,007 shares issued to exercise of warrants	Common stock
4/21/2016	161,396 shares to employees pursuant to a Registration Statement on Form S-8	Common stock
4/30/2017	400,000 shares pursuant to exercise of warrants	Common stock
5/3/2016 – 6/10/2016	160,132 shares to employees pursuant to a Registration Statement on Form S-8	Common stock
5/4/2016	91,860 shares pursuant to a warrant exercise	Common stock
9/13/2016-8/1/2017	2,168,193 shares pursuant to exercise of a convertible secured promissory note	Common stock
12/1/2017	1,000,000 shares pursuant to an exercise of warrants	Common stock

These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions, except with respect to the $550,000 face value convertible secured promissory note offering whereby the placement agent received a placement fee equal to 10% cash and warrants equal to 10% of the stock issued (on an as converted basis) in this Note offering with a strike price of 120% ($.85 x 120% =$1.02).

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

The following discussion is qualified by reference to and should be read in conjunction with our Company’s financial statements and the notes thereto.

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

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 7319 Riviera Cove, Lakewood Ranch, FL 34202. Our telephone number is (847) 924-4332. Our Internet website, currently under development, will be located at: www.mlfb.com.

The following discussion is qualified by reference to and, should be read in conjunction with our Company’s financial statements and the notes thereto.

Plan of Operation

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and potential broadcasting partners to advertise and market MLFB’s formal kick-off in 2017. As of the date of this report, we still lack the adequate funding, and time, to launch a full season of professional, spring-league football during 2018; however, we intend to launch a “short” season in June/July/August 2018 that we believe will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football. MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff.

We expect we will need additional short-term financing as well as financing over the next 12 months in order to position our Company for its anticipated launch in June/July of a training camp and shortened 2018 Developmental Season. Specifically, we will need to raise approximately $3 million between June and August 2018 and a subsequent raise and offerings of $20 million between September 2018 and March 2019, to cover our operating expenses for a 2019 full training camp and playing season in our designated cities.”

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $5,075,507 and $332,050 for the year ended April 30, 2017. Additionally, at April 30, 2017, the Company has minimal cash, a working capital deficit of $4,217,065 and has an accumulated deficit of $26,197,339, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Year ended April 30, 2017 compared to the year ended April 30, 2016

For the year ended April 30, 2017, we had $0 of revenue as compared to $89,772 for the year ended April 30, 2016. For 2016, all revenue was from football league tryout camps whereby, the Company was seeking to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the year ended April 30, 2017 were $4,566,270 as compared to total operating expenses for the year ended April 30, 2016 of $5,221,131. The decrease from 2016 to 2017 was primarily from a $734,088 decrease in professional fees which is primarily from a reduction in consulting. Additionally, the reduction was from $162,808 decrease in salaries and wages and a $128,650 reduction in league tryout expense, offset by a $260,323 increase in football equipment expense. The Company had no significant tryout camps in 2017 as compared to 2016. Additionally, because of the precarious position of the Company’s operations, lack of a clear timeline to commence football operations and lack of financial resources, deposits for certain football equipment were expensed.

Other income (expense) for the year ended April 30, 2017 was $509,237 of expense compared to $1,500,908 of expense for the year ended April 30, 2016. The decrease from 2016 to 2017 was primarily from a decrease in interest expense of $523,013 and a $723,646 decrease in the initial fair value of an embedded derivative liability, offset by a $176,190 reduction of income from the change in fair value of a conversion option liability, all related to an original $550,000 convertible note payable.

Because of the above, we had a net loss of $5,075,507 and $6,632,267 for the year ended April 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions, the issuance of debt and the sale of available-for-sale marketable equity securities to obtain liquidity. We had only $249 of cash at April 30, 2017 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 8.  Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

The material weakness(s) identified are:

Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and Board of Director approval. The Company has analyzed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution immediately: (i) our Company IT process should be strengthened as there is no disaster recovery plan, no server, and the company accounting records are maintained through a consultant. The Company should consider the purchase and implementation of a server and proper back-ups off site to ensure that accounting information is safeguarded; and (ii) our Company should take steps to implement a policies and procedures manual.

To mitigate the above weaknesses(s), to the fullest extent possible, our Company has engaged a financial consultant with significant accounting and reporting experience to assist in becoming and remaining current with its reporting responsibilities. Additionally, as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above.

Additionally, the Company plans on hiring a fulltime Controller or Chief Financial Officer when funds are sufficient.

Our Company’s internal control over financial reporting should include policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served
Wesley Chandler	58	Ex-President and Secretary/ Director	July 14, 2014 to July 20,2017
Richard Smith	49	Ex- Chief Operating Officer/Director	July 14, 2014 to July 21, 2017
Michael D. Queen	59	Ex- Exec. VP- Finance/Director	July 2004 to June 23, 2017
Ivory Sully	58	Ex-Vice President - Licensing	July 14, 2014 to July 20, 2017
Jerry C. Craig		Ex- CEO, President/Director	June 23, 2017 to October 13,2017
Frank Murtha	73	Senior Executive Vice President	June 28, 2017 to present.

(b) Business experience of directors, executive officers, and significant employees.

Wesley Chandler. Mr. Chandler served as our President and Secretary since July 14, 2014 to his resignation on July 20, 2017. Presently, Mr. Chandler also serves as Lead Football Instructor at Football University and Under Amour since February 2013. Prior to that, from January 2012 to February 2013 he served as the wide receiver football coach at the University of California - Berkley, and from October 2009 to October 2010, he served as the offensive coordinator football coach for the New York Sentinels - United Football League.

Richard Smith. Mr. Smith served as our Chief Operating Officer since July 14, 2014 to his resignation on July 21, 2017 and as a member of our Board of Directors since November 11, 2014 through his resignation on July 21, 2017.

Michael D. Queen. Mr. Queen served as our Executive Vice President - Finance to his resignation on June 23, 2017. Prior to that, from 2004 through his resignation, he served as our Company’s the Chief Executive Officer and from December 2011 to his resignation, he served as our Principal Financial Officer. He served as our Company’s President from 2004 through February 2009; and as a director of our Company since 2004.

Ivory Sully. Mr. Sully served as our Vice President - Licensing from July 14, 2014 to his termination on July 20, 2017. From April 2011 to his termination, Mr. Sully has served as the founder of Sully Executive Services, where he has engaged in independent licensing and contract negotiations for fashion brands; consulting at the executive level for brand extension and corporate development; mentor leadership of operational management and team building; and process analysis and implementation.

Frank J. Murtha. Mr. Murtha serves as our Senior Executive Vice President since June 2017. He attended the University of Notre Dame, and received a BA Government & International Relations; He was a member of the Varsity Baseball team. He then attended Northwestern University School of Law, where he received his JD and was the Recipient of two Ford Foundation grants for advanced study in criminal law. He worked at a major Union Pension Fund, assigned to legal staff working primarily on real estate and secured transaction matters in connection with loan portfolio. House Counsel was his last position. He then worked at the US Department of Justice, as an Assistant US Attorney for the Northern District of Illinois. Assigned to Special Investigations Unit handling primarily complex financial crimes. Handled numerous high-profile cases involving bank, insurance and corporate frauds as well as several major organized crime prosecutions. Resigned when US Attorney James R. Thompson (who was one of his teachers at Northwestern Law) left office to begin his successful campaign for Illinois Governor. Entered private law practice specializing in civil and criminal litigation, real estate transactions and representation of athletes. From 1983 to present, he exclusively represented professional athletes and media talent in contract negotiations, and tax and financial planning. Also represented high net worth individuals in the acquisitions of sports franchises and properties. Represented athletes while a partner in firms representing both major stars and minor league players in baseball and football, including Wade Boggs, and Randy Johnson, Craig Counsel, Joe Girardi and Cecil Fielder and Bobby Thigpen. President of Professional Sports Consultants, Inc. with offices in the Chicago area. Full service firm includes full time marketing personnel. Practice includes football and baseball, with present and former clients including Kevin Carter, Olandis Gary, Al Del Greco, Brad Meester, Akiem Hicks, Corey Clement, Cooper Carlisle, Ed Hartwell, David Bowens, Jason Baker and Nigel Thatch, better known as “Leon” of Budweiser commercial l fame. Extensive experience in arbitration and litigation matters as well as labor-management issues. Formed and headed first union for the Arena Football League Players in 2000, successfully negotiating its first Collective Bargaining Agreement. Also, currently an Adjunct Professor at Northwestern University Graduate School, teaching Sports Labor Relations and Negotiations to Graduate students.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Audit Committee

The Company does not have a separately designated standing audit committee in place; our Company’s entire Board of Directors has served in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. The Company will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited working capital and limited revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Nominating Committee

The Company does not have a nominating committee. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Instead of having such a committee, the Company historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection at each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships.

Code of Business Conduct

The Company has adopted a Code of Business Conduct that also applies to its principle executive officer and principal financial officer. The text of the Code of Business Conduct will be available on the Company’s website at www.mlfb.com. Upon written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our Code of Business Conduct.

Item 11. Executive Compensation of Directors and Officers.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for the fiscal years ended April 30, 2017 and April 30, 2016. No director or officer received compensation during Fiscal Years 2017 and 2016 and payroll taxes were never paid. No other compensation or award was awarded or paid to a Director or Officer.

The four officers during Fiscal years 2016 and 2017:

Michael Queen, Senior Executive Officer of Finance

Rick Smith, Chief Operating Officer

Wes Chandler, President

Ivory Sully, Senior Executive Vice President of Licensing and Branding

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Wesley Chandler	2017	240,000	0	0	0	0	240,000
Former President (1)	2016	240,000	0	0	0	0	240,000

Michael D. Queen	2017	240,000	0	0	0	0	240,000
Former EVP - Finance, Director	2016	240,000	0	0	0	0	240,000

Richard Smith	2017	240,000	0	0	0	0	240,000
Former COO, Director (1)	2016	240,000	0	0	0	0	240,000

Ivory Sully	2017	180,000	0	0	0	0	180,000
Former VP - Licensing	2016	0	0	0	0	0	0

(c) Entire amount of 2017 and 2016 was accrued and unpaid salary.

(1) Payment of all outstanding accrued salary has been waived by the individual.

At no time during fiscal years 2017 and 2016 were any outstanding options otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. No stock awards or options were granted to any executive officer or director during fiscal years 2017 or 2016.

Compensation Committee

The Company currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire Board of Directors previously participated in the consideration of executive officer and director compensation. The Company will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

The table below summarizes all outstanding equity awards for our named executive officers as of April 30, 2017, our latest fiscal year end.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Wesley Chandler	—	—	—	—	—	—	—	—	—
Former President
Michael D. Queen	—	—	—	—	—	—	—	—	—
Former EVP-Finance, Director
Richard Smith	—	—	—	—	—	—	—	—	—
Former COO, Director
Ivory Sully	—	—	—	—	—	500,000	25,000	—	—
Former VP - Licensing (1)

_______________

(1)	On July 14, 2014, Mr. Sully received 1,000,000 shares of restricted common stock. The shares vest over a period of four (4) years as follows: 25% of the shares vest on the first anniversary of the date of the grant of the shares and the remaining shares vest on an equal annual basis thereafter.

Compensation of Directors

Set forth below is a summary of the accrued compensation of our directors for fiscal years ending April 30, 2017.

No directors were paid for serving as directors nor were there expenses reimbursed. Directors Chandler and Smith waived any and all compensation due them as former officers and/or directors.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Michael D. Queen (1)	$0	—	—	—	—	—	$0
Richard Smith (1)	$0	—	—	—	—	—	$0
Wes Chandler (1)	$0	—					$0

____________

(1)	Served as an executive officer and as directors but received no additional compensation for serving as a director. These fees accrued for 2015, 2016 and 2017 were waived by Smith and Chandler.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire Board of Directors currently participates in the consideration of executive officer and director compensation. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of April 16, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove # 7, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
MLFB, Inc.	8,000,000	13.445%
Wesley Chandler (1)(2)	4,905,000	8.244%
Richard Smith (1) (2)	5,000,000	8.403%
Michael D. Queen (1)(2) (3)	4,419,516	7.428%

_________________

(1)	This table is based on information supplied by officers, directors and principal stockholders of the Company, our transfer agent and on any Schedules 13D or 13G filed with the SEC. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)	Applicable percentages are based on 59,499488 shares outstanding on April 16, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Includes 25,000 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

Security Ownership of Management

The following table sets forth, as of April 16, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove #7, Lakewood Ranch, Florida, 34202.

Amount and Nature of

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Wesley Chandler (1)(2)	4,905,000	8.2%
Richard Smith (1)(2)	5,000,000	8.4%
Michael D. Queen (1)(2)(3)	4,419,516	7.4%
Ivory Sully (1)(2)	1,000,000	1.7%
All executive officers and directors as a group (4 persons)	15,324,516	25.8%

______________

(1)

This table is based on information supplied by the Company’s Transfer Agent. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)	Applicable percentages are based on 59,499,488 shares outstanding on April 16, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Includes 25,000 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

The Company is not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Related Transactions

From February to July 2015, Michael Queen provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, Mr. Queen personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at April 30, 2017, recorded as Notes Payable – Related Parties in the accompanying Balance Sheet.

Review and Approval of Transactions with Related Persons

We do not have a formal, written policy solely for the review and approval of transactions with related parties. However, our Code of Ethics provides guidelines for reviewing and handling conflict of interest transactions with our directors, officers and employees. The entire Board of Directors is responsible for reviewing all related party transactions. Before approving any such transaction, the Board of Directors would take into account all relevant facts and circumstances that it deems appropriate, including, but not limited to, the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and if applicable, the impact on a director’s independence. Only those transactions that, considering known circumstances, are fair as to, and in the best interests of the Company and its stockholders, as the Board of Directors determines in the good faith exercise of its discretion, shall be approved.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A. for each of our last two fiscal years for the categories of services indicated.

	Year Ended April 30,
Category	2017	2016
Audit Fees (1)	$30,870	$26,500
Audit Related Fees (2)	$21,345	$16,730
Tax Fees (3)	$-	$-
All Other Fees (4)	$7,500	$5,190

_______________

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

Tax Fees

Represents fees related to tax audit and other advisory services, tax compliance and tax return preparation.

Audit Committee Pre-Approval Policies

As there is no Audit Committee, the Board of Directors pre-approves all work done by its outside independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2017 and April 30, 2016
•	Statements of Operations for the years ended April 30, 2017 and April 30, 2016
•	Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2017 and 2016
•	Statements of Cash Flows for the years ended April 30, 2017 and 2016
•	Notes to Financial Statements

(2) Schedules: None required.

(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
10.1	SMR Settlement Agreement (Landlord)
10.2	Liquid Interactive Forbearance Agreement
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.
(Registrant)

Date: April 24, 2018	By:	/s/ Frank J. Murtha
Frank J. Murtha
Senior Executive Vice President
(Principal Executive Officer)

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Major League Football, Inc.

We have audited the accompanying balance sheets of Major League Football, Inc as of April 30, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Major League Football, Inc. as of April 30, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $5,075,507 and $332,050 for the year ended April 30, 2017. Additionally, at April 30, 2017, the Company has minimal cash, a working capital deficit of $4,217,065, an accumulated deficit of $26,197,339 and had no revenue for the year ended April 30, 2017.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 19, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash	$249	$3,799
Equipment deposit	-	260,323
Prepaid legal	7,500	-
Prepaid consulting	83	650,853
TOTAL CURRENT ASSETS	7,832	914,975

Furniture, fixtures and equipment, net	2,494	2,958

OTHER ASSETS
Rent deposit	-	11,918
TOTAL OTHER ASSETS	-	11,918

TOTAL ASSETS	$10,326	$929,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,376,150	$736,411
Accounts payable - related parties	49,294	-
Accrued officer compensation	1,860,000	960,000
Accrued expenses	233,820	212,287
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	18,220
Convertible secured promissory note, net of $24,213 debt discount	145,787	78,356
Conversion option liability	-	462,531
Notes payable	230,000	100,000
Notes payable, related parties	2,300	20,300
Accrued officer payroll taxes	93,279	50,841
Accrued interest	74,113	8,763

TOTAL CURRENT LIABILITIES	4,224,897	2,757,863

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT

Preferred Stock, $0.001 par value, 50,000,000 shares authorized; Series A designated 7,500,000 shares and remainder undesignated; No shares issued and outstanding at April 30, 2017 and April 30, 2016, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 54,416,295 and 41,013,077 shares issued and outstanding at April 30, 2017 and April 30, 2016, respectively	54,416	41,013
Common stock issuable	400	-
Additional paid-in capital	21,927,952	19,252,807
Accumulated deficit	(26,197,339)	(21,121,832)

TOTAL STOCKHOLDERS’ DEFICIT	(4,214,571)	(1,828,012)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,326	$929,851

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended April 30,
	2017	2016
Revenue
League tryout camp fees	$-	$89,772
Total Revenue	-	89,772

Operating Expenses
Salaries and wages	1,644,262	1,807,070
League tryout camp expense	-	128,650
Football equipment expense	260,323	-
Professional fees	1,887,096	2,621,184
Insurance	9,281	31,359
General and administrative	765,308	632,868
Total Operating Expenses	4,566,270	5,221,131

Operating Loss	(4,566,270)	(5,131,359)

Other Income (Expense)
Tax penalties and interest	(16,989)	(15,937)
Gain on settlement of unpaid taxes	-	84,580
Provision for settlement of contract dispute	(50,000)	-
Other income	-	3,500
Interest expense	(618,438)	(1,141,451)
Provision for loan receivable	-	(125,000)
Provision for collateral deposit	-	(50,000)
Initial fair value of conversion option liability	-	(723,646)
Gain from change in fair value of conversion option liability	176,190	467,046
Total Other Expense	(509,237)	(1,500,908)

Net Loss	$(5,075,507)	$(6,632,267)

Basic and Diluted Net Loss Per Share	$(0.11)	$(0.19)

Weighted Average Shares - Basic and Diluted	46,881,848	34,831,621

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2015	33,450,009	$33,450	-	$-	$13,180,031	$(14,489,565)	$(1,276,084)

Amortization of common stock issued for employee services over vesting period	-	-	-	-	87,740	-	87,740
Amortization of stock options issued for employee services over vesting period	-	-	-	-	643,504	-	643,504
Amortization of stock options issued for consulting services over vesting period	-	-	-	-	273,514	-	273,514
Beneficial conversion feature on convertible notes payable	-	-	-	-	1,037,561	-	1,037,561
Cancellation of common stock for services issued erroneously	(10,000)	(10)	-	-	(3,490)	-	(3,500)
Conversion of convertible unsecured promissory notes and accrued interest	2,330,327	2,330	-	-	696,768	-	699,098
Exercise of stock warrants - $0.01 per share	100,000	100	-	-	900	-	1,000
Exercise of stock warrants - $0.30 per share	10,674	11	-	-	3,191	-	3,202
Exercise of stock options - $0.30 per share	10,000	10	-	-	2,990	-	3,000
Issuance of common stock previously unvested	1,750,000	1,750	-	-	(1,750)	-	-
Re-valuation of unvested stock warrants	-	-	-	-	36,119	-	36,119
Issuance of stock warrants for consulting services	-	-	-	-	1,582,436	-	1,582,436
Issuance for sale of common stock - $0.30 per share	1,848,171	1,848	-	-	552,602	-	554,450
Issuance of common stock to employees for services - $0.51 per share	161,396	161	-	-	82,151	-	82,312
Issuance of stock warrants with convertible secured note payable	-	-	-	-	239,069	-	239,069
Issuance of common stock for consulting services	1,362,500	1,363	-	-	806,138	-	807,501
Beneficial conversion feature on convertible unsecured notes payable	-	-	-	-	33,333	-	33,333
Net loss, year ended April 30, 2016	-	-	-	-	-	(6,632,267)	(6,632,267)

Balance at April 30, 2016	41,013,077	$41,013	-	$-	$19,252,807	$(21,121,832)	$(1,828,012)

Amortization of common stock issued for employee services over vesting period	-	-	-	-	147,843	-	147,843
Issuance of common stock to employees for services - $0.51 per share	187,132	187	-	-	71,815		72,002
Issuance of common stock to consultant to settle dispute for the price of a cashless exercise warrant	91,860	92	-	-	41,245	-	41,337
Amortization of stock options issued for employee services over vesting period	-	-	-	-	771,885	-	771,885
Issuance of stock warrants for consulting services	-	-	-	-	828,549	-	828,549
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	(129,855)	-	(129,855)
Issuance of common stock previously unvested	3,750,000	3,750	-	-	(3,750)	-	-
Exercise of stock warrants - $0.01 per share	1,300,000	1,300	-	-	11,700	-	13,000
Issuance of common stock - forbearance agreement - $0.09 per share	500,000	500	-	-	28,831	-	29,331
Issuance of stock warrant - forbearance agreement - $0.09 per share	-	-	-	-	28,015	-	28,015
Conversion of convertible secured promissory note	5,409,226	5,409	-	-	374,591	-	380,000
Reduction of conversion option liability for partial conversions of convertible secured promissory note	-	-	-	-	286,341	-	286,341
Issuance of common stock - $0.10 per share	2,165,000	2,165	-	-	214,335	-	216,500
Exercise of stock warrant - $0.01 per share	-	-	400,000	400	3,600	-	4,000
Net loss, year ended April 30, 2017	-	-	-	-	-	(5,075,507)	(5,075,507)

Balance at April 30, 2017	54,416,295	$54,416	400,000	$400	$21,927,952	$(26,197,339)	$(4,214,571)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,075,507)	$(6,632,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	464	297
Provision for loan receivable	-	125,000
Provision for collateral deposit	-	50,000
Provision for settlement of contract dispute	50,000	-
Football equipment deposit expensed	260,323	-
Amortization of prepaid consulting over service period	650,875	1,244,894
Issuance of common stock to employees for services	72,002	82,312
Cancellation of common stock issued for services	-	(3,500)
Amortization of common stock issued for employee services over vesting period	147,843	87,740
Amortization of stock options issued for employee services over vesting period	771,885	643,504
Amortization of stock options issued for consulting services over service period	-	273,514
Revaluation of stock options issued for consulting services over service period	(129,855)	-
Issuance of stock warrants for consulting services	828,549	647,867
Amortization of debt discount on convertible secured promissory note	471,643	78,356
Amortization of debt discount on convertible unsecured promissory note	31,780	1,553
Amortization of debt discount on stock warrant issued for forbearance agreement	16,187	-
Amortization of debt discount on common stock issued for forbearance agreement	16,947	-
Initial fair value of conversion option liability	-	723,646
Gain from change in fair value of conversion option liability	(176,190)	(467,046)
Issuance of common stock to consultant for resolution of warrant exercise price	41,337	-
Amortization of debt discount on conversion of notes payable	-	1,037,561
Changes in operating assets and liabilities:
Prepaid legal	(7,500)	63,941
Equipment deposit	-	(260,323)
Prepaid consulting	(105)	-
Rent deposit	11,918	(11,918)
Accounts payable	643,739	381,115
Accounts payable - related parties	49,294	-
Accrued officer compensation	900,000	720,000
Accrued expenses	(15,467)	(81,249)
Accrued officer payroll taxes	42,438	50,841
Accrued interest	65,350	18,981
Net cash used in operating activities	(332,050)	(1,225,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,255)
Disbursement for loan receivable	-	(125,000)
Disbursement for collateral deposit	-	(50,000)
Net cash used in investing activities	-	(178,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	-	264,700
Proceeds from issuance of convertible secured promissory notes	-	445,000
Proceeds from issuance of note payable	225,000	100,000
Proceeds from issuance of common stock	216,500	554,450
Proceeds from issuance of notes payable - related parties	-	21,300
Proceeds from exercise of stock warrants	-	4,202
Proceeds from exercise of stock options	-	3,000
Repayment of notes payable	(95,000)	-
Repayment of notes payable to related parties	(18,000)	(15,000)
Net cash provided by financing activities	328,500	1,377,652

NET DECREASE IN CASH	(3,550)	(25,784)
CASH - BEGINNING OF PERIOD	3,799	29,583
CASH - END OF PERIOD	$249	$3,799

The accompanying notes are an integral part of these financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended April 30,
	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$-	$10,580
Cash paid for interest	$-	$5,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of warrants for consulting services	$-	$970,688
Exercise of common stock warrant for consulting services	$17,000	$-
Issuance of common stock to consultants for services	$-	$807,501
Conversion of convertible unsecured promissory notes and accrued interest	$-	$699,098
Issuance of stock warrant with convertible secured promissory note	$-	$239,069
Issuance of stock warrant for forbearance agreement	$28,015	$-
Issuance of common stock for forbearance agreement	$29,331	$-
Conversion of convertible secured promissory notes	$380,000	$-
Beneficial conversion feature on convertible notes payable	$-	$33,333
Repayment of note payable by officer on behalf of Company	$-	$20,000
Reduction in conversion option liability for partial conversions of convertible secured promissory note	$286,341	$-
Issuance of common stock to employees previously unvested reclassified to additional paid in capital	$3,750	$-

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Major League Football, Inc. (the “Company”) was originally incorporated as Universal Capital Management, Inc., a Delaware corporation, on August 16, 2004.

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

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a company formed in 2009, to establish, develop and operate a professional spring/summer football league to be known as “Major League Football” (“MLFB”). Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, our board of directors was expanded, a new management team was appointed, and several league consultants were retained by our Company.

On November 12, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to change its name to Major League Football, Inc. from Universal Capital Management, Inc. The Certificate of Amendment became effective at 5:00 p.m. EST on November 24, 2014.

The Company is seeking to establish, develop and operate MLFB as a professional spring football league. We launched a “Development Season” for 2016 but as of the date of these financial statements, we still lack the adequate funding to launch a full season of professional, spring-league football during 2018; however, we intend to launch a “short” season that we believe will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football. MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high schools and other collegiate institutions. However, See Note 8 – Subsequent Events for significant items and transactions that have occurred that may have a negative impact on our ability to launch MLFB as a professional football league

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of $5,075,507 and $332,050 for the year ended April 30, 2017. Additionally, at April 30, 2017, the Company has minimal cash, a working capital deficit of $4,217,065, an accumulated deficit of $26,197,339 and had no revenue for the year ended April 30, 2017.

The above items could have a material impact on the Company’s financial condition and operations and the Company does not have sufficient cash resources or current assets to pay its obligations.

In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and convertible debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

Significant estimates in the accompanying financial statements include the valuation of collateral on certain receivables, valuation of derivative liabilities, valuation of beneficial conversion features in convertible debt, valuation of equity-based instruments issued for other than cash, valuation allowance on deferred tax assets, depreciable lives and estimated residual value of furniture, fixtures and equipment.

Cash and Cash Equivalents

For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2017 and 2016.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2017 and 2016 the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Concentration of Revenues

The Company had no revenue for the year ended April 30, 2017. All revenue for the year ended April 30, 2016 was from league tryout camps held between October and December 2015 under the Company’s new business plan.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

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

For the years ended April 30, 2017 and 2016, the Company recorded $464 and $297 of depreciation expense, respectively. At April 30, 2017, the accumulated depreciation balance was $761.

Provision for Loan Receivable and Collateral Deposit

In March 2016, the Company loaned $125,000 to a third party so that the third party could make an investment that was expected to provide an additional return to the Company. Due to significant uncertainties regarding the collectability of the original principal amount and/or any additional return, the Company recorded an allowance for the full amount of the Loan Receivable and classified as Provision for Loan Receivable in the accompanying Statement of Operations at April 30, 2016.

In April 2016, the Company disbursed $50,000 of cash related to a collateral deposit with a third party that required additional deposits before a proposed transaction could be consummated. At April 30, 2016, no further deposits had been made and as a result, the Company recorded an allowance for the full amount of the Collateral Deposit and classified as Provision for Collateral Deposit in the accompanying Statement of Operations at April 30, 2016.

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing model. On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract were recorded as a component of other income (expense) in the accompanying Statements of Operations.

Equipment Deposit

In March 2016, the Company recorded $260,323 of deposits related to football equipment including practice uniforms and shoulder pads. Because of events that have occurred after the date of these financial statements, there is uncertainty related to the Company being able to successfully launch a professional football league – see Note 8 – Subsequent Events. The Company has expensed the $260,323 of equipment and is recorded as Football equipment expense in the accompanying Statement of Operations for the year ended April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels to be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis consist of the following at April 30, 2017 and 2016, respectively:

	Carrying	Fair Value Measurements at
	Value at	April 30, 2016
	April 30, 2016	Level 1	Level 2	Level 3
Conversion option liability	$462,531	$—	$—	$—

	Carrying	Fair Value Measurements at
	Value at	April 30, 2017
	April 30, 2017	Level 1	Level 2	Level 3
Conversion option liability	$—	$—	$—	$—

The following is a summary of activity of Level 3 assets and liabilities for the years ended April 30, 2017 and 2016:

Conversion Option Liability
Balance – April 30, 2015	$-
Initial value attributable to conversion option feature	929,577
Gain from Change in fair value	(467,046)
Balance – April 30, 2016	462,531
Reduction for partial conversions of convertible secured promissory note	(286,341)
Gain from change in fair value	(176,190)
Balance – April 30, 2017	$—

Changes in fair value of the conversion option liability are included in other income (expense) in the accompanying Statement of Operations for the years ended April 30, 2017 and 2016, respectively.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At April 30, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At April 30, 2017, there were options to purchase 7,690,000 shares of the Company’s common stock, 6,532,500 warrants to purchase shares of the Company’s common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 4,857,143 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties

Parties are related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This ASU did not have a material impact on its financial statements.

ln May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting,” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. This ASU did not have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, which requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Upon adoption of this standard, the Company expects to recognize, on a discounted basis, its minimum commitments under non-cancelable operating leases on the balance sheet resulting in the recording of right of use assets and lease obligations. The Company is currently evaluating additional impacts the guidance will have on its financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 was to become effective for us beginning January 2017; however, ASU 2015-14 deferred our effective date until January 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We have completed the process of evaluating the effect of the adoption and determined that our contracts for which customers purchase both surveillance products and installation services from us may result in a change to our reported revenues as a result of the adoption. Based on our evaluation process and review of our contracts with customers, the timing and amount of revenue recognized based on ASU 2015-14 will be recognized when our performance obligations are satisfied for both product sales and installation services. This differs from previous guidance in which we recognized the sale of the products and installation services at the same time. We adopted the new standard effective January 1, 2018, using the modified retrospective approach, and will expand our consolidated financial statement disclosures in order to comply with the ASU. We have determined the adoption of ASU 2015-14 will not have a material impact on our results of operations, cash flows, or financial position due to the short-term nature of our contracts.

In November 2016, the FASB issued ASU 2016-18 which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new guidance is effective for the annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its financial statements.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after April 30, 2016 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – DEBT

	April 30, 2017	April 30, 2016
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	—
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	—
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	—
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	—
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	—
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	—
Total Notes payable	$230,000	$100,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at April 30, 2017 and 2016. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through April 30, 2017, the Company has accrued $8,660 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2017, the Company has accrued $361 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000 and (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at April 30, 2017. Through April 30, 2017, the Company has accrued $5,235 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2017, the Company has accrued $710 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2017, the Company has accrued $117 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2017, the Company has accrued $704 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2017, the Company has accrued $460 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

	April 30, 2017	April 30, 2016
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$2,300	$20,300

Total Notes payable, related party	$2,300	$20,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at April 30, 2017, recorded as Notes Payable –

Related Parties in the accompanying Balance Sheet. See Note 6 – Related Party Transactions.

On July 31, 2015, an existing investor of the Company provided $20,000 of funds for working capital requirements structured as an unsecured promissory note. The terms of the promissory note required a $25,000 balloon repayment including principal and interest on August 31, 2015. The Company recorded the Note Payable at the gross amount of $25,000 less $5,000 of original issue discount to be amortized to interest expense upon repayment. On October 28, 2015, an officer of the Company personally repaid the note holder $20,000, representing the principal amount of the note payable (see above). In September 2015, the Company repaid the note holder $5,000 representing the interest component of the note and recorded the payment as interest expense against the original issue discount and the note payable has been paid in full.

	April 30, 2017	April 30, 2016
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

Less: Debt discount	-	(31,780)

Total Convertible Unsecured Notes Payable, net of debt discount	$50,000	$18,220

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. Through April 30, 2017, the Company has accrued $2,616 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying financial statements. The unsecured convertible promissory note is in default at April 30, 2017 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

In accordance with ASC 470-20, the Company determined that a beneficial conversion feature (BCF) existed and utilizing the Black-Scholes Pricing Model, determined that the BCF fair value was $33,333 and recorded the $33,333 BCF as a debt discount with an offset to additional paid in capital. The initial $33,333 BCF assumed that 166,667 shares would be issued upon conversion of the promissory note and the debt discount was accreted as additional interest expense ratably over the one-year term of the note. During the year ended April 30, 2017, $31,780 of interest expense with a corresponding reduction to the debt discount and the debt discount balance is zero at April 30, 2017.

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

Through October 31, 2015, the Company received $678,260 of gross proceeds from this debt offering. As of October 31, 2015, the Company had recorded $20,838 of accrued interest related to these convertible unsecured promissory notes.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

In accordance with the conversion provisions discussed above, the note-holders requested conversion effective on October 31, 2015. The Company issued 2,330,327 shares of its common stock and warrants for the conversion of the outstanding principal balances (which included accrued interest of $20,838) aggregating $699,098 at the conversion price of $0.30 per share. The $699,098 of debt discount related to the beneficial conversion feature of these notes was recorded to interest expense. The relative fair value of the warrants issued with the common stock during these conversions totaled $338,463 and was recorded as additional interest expense. This resulted in a $1,037,561 increase in additional paid in capital (APIC).

	April 30, 2017	April 30, 2016
Convertible Secured Note Payable:
Secured convertible promissory note payable – issued March 9, 2016 - Interest accrued at 10% and principal and interest due one year from the issuance date.	$170,000	$550,000

Less: debt discount	(24,213)	(471,644)

Total Convertible Secured Notes Payable, net of debt discount	$145,787	$78,356

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. Through April 30, 2017, $40,883 of accrued interest was recorded in the accompanying financial statements.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

As collateral security, the promissory note is secured by all collateral granted by a former officer of the Company to the Holder, including but not limited to two million (2,000,000) shares of Common Stock, in accordance with the terms and conditions of a Pledge Agreement by and between the former officer and the lender, dated as of the OID.

The Company evaluated the secured convertible promissory note and the related warrants in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was a conversion option feature that should be bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $929,577 using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.93, conversion price $0.47, expected term of 1 year, expected volatility of 247% and discount rate of 0.30%. The initial $929,577 derivative liability assumed that 1,161,972 shares would be issued upon conversion of the promissory note.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rata distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants. As a result, the Company allocated $239,069 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements. The warrant fair value calculation used the following assumptions; stock price $0.93, Class A warrant exercise price $1.02, Class B warrant exercise $1.19, expected term of 3 years, expected volatility of 287% and discount rate of 0.30%.

On the note issue date of March 9, 2016, the Company recorded the following debt discounts as offsets to the $550,000 note payable and will be amortized over the one-year term of the note: (1) OID of $50,000, (2) debt issue costs of $55,000, (3) warrant fair value of $239,069 and (4) conversion option liability of $205,931. As a result, the Company recorded a $723,646 expense for the initial fair value of conversion option liability and recorded this as a separate item in other income (expense) in the accompanying Statement of Operations at April 30, 2016.

On (1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2016, the lender elected to exercise their right to convert $15,000 on each of the above dates or a total conversion amount of $45,000 of the principal balance and the note payable balance was $505,000 at October 31, 2016 (See Note 4 – Stock). The Company performed a revaluation of the embedded conversion liability using the Black Scholes Pricing Model on each of the three conversion dates that resulted in an estimated conversion option liability of (1) $544,400, (2) $410,038 and (3) $385,429, respectively. The Company recorded a total expense of $139,642 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statement of Operations at April 30, 2017. Additionally, the Company reclassified $38,540 of the conversion option liability to additional paid in capital for the change in the fair value of conversion option liability related to the conversions of principal amounts on the respective dates.

For the three conversion dates of 1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2017, the revaluation of the conversion option liability was estimated using the Black Scholes Pricing Model with the following assumptions; stock price (1) $0.29, (2) $0.24 and (3) $0.22, conversion price (1) $0.18, (2) 0.17 and (3) $0.15, expected term of (1) 0.48 years (2) 0.44 years and (3) 0.37 years, expected volatility of (1) 181%, (2) 175% and (3) 179% and discount rate of (1) 0.25%, (2) 0.20% and (3) 0.25%. The change in the conversion option liability assumed that (1) 3,142,857, (2) 3,240,318 and (3) 3,496,593 shares would be issued upon conversion of the promissory note.

The Company performed a revaluation of the conversion option liability using the Black Scholes Pricing Model at October 31, 2016 that resulted in an estimated value of $358,230. The Company recorded $27,299 of income between October 26, 2016 and October 31, 2016 for the in the fair value of conversion option liability, recorded as a separate item in other income (expense) in the accompanying Statement of Operations at April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

The revaluation of the conversion option liability at October 31, 2016 was calculated using the Black Scholes option pricing model with the following assumptions; stock price $0.20, conversion price $0.14, expected term of 0.35 years, expected volatility of 175% and discount rate of 0.20%. The change in the conversion option liability assumed that 3,567,177 shares would be issued upon conversion of the promissory note at October 31, 2016.

On (1) November 2, 2016, (2) November 15, 2016, (3) December 13, 2016, (4) December 16, 2016, (5) December 23, 2016, (6) December 29, 2016, (7) January 6, 2017, (8) January 12, 2017, (9) January 23, 2017 and (10) January 24, 2017, the lender elected to exercise their right to convert on each of the above dates for an aggregate total conversion amount of $150,000 of the principal balance and the note payable principal balance (See Note 4 – Stock). The Company performed a revaluation of the conversion option liability using the Black Scholes Pricing Model on each of the ten conversion dates that resulted in a conversion option liability of (1) $380,511, (2) $328,745, (3) $297,684, (4) $431,000, (5) $295,424, (6) $260,433, (7) $251,876, (8) $242,909, (9) $$186,323 and (10) $497,281. The Company recorded a total expense of $139,051 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying financial statements. Additionally, the Company reclassified $112,824 of conversion option liability to additional paid in capital for the change in the fair value of conversion option liability related to the conversions of principal amounts on the respective dates.

For the ten conversion dates of (1) November 2, 2016, (2) November 15, 2016, (3) December 13, 2016, (4) December 16, 2016, (5) December 23, 2016, (6) December 29, 2016, (7) January 6, 2017, (8) January 12, 2017, (9) January 23, 2017 and (10) January 24, 2017, the revaluation of the conversion option liability was estimated using the Black Scholes Pricing Model with the following assumptions; stock price (1) $0.21, (2) $0.17 (3) $0.14, (4) $0.17, (5) $0.13, (6) $0.12, (7) $0.10, (8) $0.10, (9) $0.08 and (10) $0.12, conversion price (1) $0.14, (2) $0.12, (3) $0.10, (4) $0.09, (5) $0.09, (6) $0.08, (7) $0.07, (8) $0.07, (9) $0.06 and (10) $0.05, expected term of (1) 0.35 years (2) 0.31 years, (3) 0.24 years, (4) 0.23 years, (5) 0.21 years, (6) 0.19 years, (7) 0.17 years, (8) 0.15 years, (9) 0.12 years and (10) 0.12 years, expected volatility of (1) 175%, (2) 177%, (3) 175%, (4) 175%, (5) 176%, (6) 176%, (7) 174%, (8) 173%, (9) 179% and (10) 179% and discount rate of (1) 0.36%, (2) 0.50%, (3) 0.54%, (4) 0.50%, (5) 0.51%, (6) 0.46%, (7) 0.52%, (8) 0.51%, (9)0.51% and (10) 0.50%. The change in the conversion option liability assumed that (1) 3,500,000, (2) 3,924,206 (3) 4,655,067, (4) 4,718,254, (5) 4,924,539, (6), 4,941,867, (7) 5,551,213, (8) 5,851,953, (9) 6,553,350 and (10) 7,108,836 shares would be issued upon conversion of the promissory note.

On (1) February 1, 2017, (2) February 6, 2017, (3) February 8, 2017, (4) February 14, 2017, (5) February 21, 2017, (6) March 7, 2017, (7) March 9, 2017, (8) March 13, 2017, (9) March 15, 2017, (10) March 28, 2017 and (11) April 12, 2017, the lender elected to exercise their right to convert on each of the above dates for an aggregate total conversion amount of $185,000 of the principal balance and the note payable balance is $170,000 at April 30, 2017 (See Note 4 – Stock and Note 8 – Subsequent Events).

The Company performed a revaluation of the conversion option liability using the Black Scholes Pricing Model on the first seven conversion dates through March 9, 2017 which is the end of the one-year term date of the note. This resulted in an estimated conversion option liability of (1) $681,945, (2) $534,134, (3) $507,718, (4) $357,794, (5) $132,480, (6) $116,817 and (7) $0. During the three months ended April 30, 2017, the Company recorded total income of $176,190 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statement of Operations for the year ended April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

For the seven conversion dates of (1) February 1, 2017 (2) February 6, 2017, (3) February 8, 2017, (4) February 14, 2017, (5) February 21, 2017, (6) March 7, 2017 and (7) March 9, 2017, the revaluation of the conversion option liability was calculated using the Black Scholes Pricing Model with the following assumptions; stock price (1) $0.17, (2) $0.15 (3) $0.14, (4) $0.13, (5) $0.11, (6) $0.09 and (7) $0.08, conversion price (1) $0.06, (2) $0.06, (3) $0.06, (4) $0.06, (5) $0.08, (6) $0.06 and (7) $0.06, expected term of (1) 0.10 years (2) 0.08 years, (3) 0.08 years, (4) 0.06 years, (5) 0.04 years, (6) 0.01 years and (7) 0.00 years, expected volatility of (1) 182%, (2) 182%, (3) 181%, (4) 178%, (5) 171%, (6) 174% and (7) 174% and discount rate of (1) 0.50%, (2) 0.53%, (3) 0.53%, (4) 0.54%, (5) 0.53%, (6) 0.75% and (7) 0.72%. The change in the conversion option liability assumed that (1) 6,171,538, (2) 5,899,265 (3) 5,626,991, (4) 5,082,443, (5) 3,376,623, (6), 4,024,398 and (7) 3,895,682 of shares would be issued upon conversion of the promissory note.

The one-year term of the note matured on March 9, 2017 and the original debt discounts recorded as offsets to the note were amortized in full including: (1) OID of $50,000, (2) debt issue costs of $55,000, (3) warrant fair value of $239,069 and (4) conversion option liability of $205,931.

For the year ended April 30, 2017, the Company recorded $471,643 for amortization of the four debt discounts discussed above to interest expense in the accompanying Statement of Operations.

On March 9, 2017, the Company and the Lender of the above convertible secured promissory note with a remaining principal balance of $215,000 on that date, executed a forbearance agreement extending the note expiration date from March 9, 2017 to June 9, 2017 (See Note 8 – Subsequent Events). The terms of the forbearance agreement included that the Company (1) will have paid all remaining principal and accrued interest by June 9, 2017, (2) will issue 500,000 shares of common stock to the lender, (3) will pay the lender’s legal fees estimated to be approximately $2,000 before April 30, 2017, (4) will issue the lender 500,000 warrants to purchase common stock at $0.10 per share with a three-year term and (5) the outstanding principal balance of the note will bear interest at the “Default Interest” rate of twenty-two percent (22%), as defined in the note agreement. See Note 8 – Subsequent Events.

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

The Company evaluated the warrant and determined that there was no derivative treatment required as the warrant contained a fixed exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the outstanding principal of the note ($215,000) and the warrant on March 9, 2017 utilizing the Black Scholes Pricing Model for the warrant. The Company allocated $28,015 to the warrant which was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements. The warrant calculation used the following assumptions; stock price $0.08, warrant exercise price $0.10, expected term of 3 years, expected volatility of 173% and discount rate of 0.75%.

The Company valued the 500,000 shares of common stock issued to the lender based upon the quoted market price of $0.08 on March 9, 2017, the date of grant, or $40,000, recorded as a debt discount with an offset to additional paid in capital.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 2 – DEBT (CONTINUED)

In total on the forbearance date of March 9, 2017, the Company recorded the following debt discounts as offsets to the note which will be amortized over the 90-day term of the forbearance agreement through June 9, 2017: (1) warrant relative fair value of $28,015 and (2) common stock relative fair value effective March 9, 2017.

From March 9, 2017 through April 30, 2017, the Company recorded the amortization of the debt discount to interest expense in the amounts of (1) $16,187 against the warrant relative fair value of $28,015 and (2) $16,947 against the common stock relative fair value. At April 30, 2017, the remaining combined warrant and stock unamortized debt discount is $24,213 and classified as an offset to the $170,000 note balance.

NOTE 3 – INCOME TAXES

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2016 was $0. There was no change in unrecognized tax provisions during the year ending April 30, 2017 and the accrual at April 30, 2017 amounted to $0. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. Tax years from 2005 (initial tax year) through 2016 remain subject to examination by major tax jurisdictions.

The income tax benefit for the years ending April 30, 2017 and 2016 have been included in the accompanying financial statements based on an estimated annual federal and state of Delaware effective rate of 34.0% and 5.75%, respectively, resulting in a blended effective rate of 39.75%. The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2017	2016
Income tax benefit at U.S. Federal Income Tax rate	$1,725,000	$2,254,000
State income taxes, net of federal benefit	287,000	375,000
Change in valuation allowance	(2,012,000)	(2,629,000)

Net Income tax (provision) benefit	$—	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 3 – INCOME TAXES (CONTINUED)

The components of deferred tax assets (liabilities) are as follows:

	April 30,
	2017	2016
Deferred tax assets:

Net operating loss carry forward	$6,090,000	$3,996,000
Capital loss carry forward	797,000	785,000
Stock-based compensation	1,676,000	1,676,000
Change in fair value of conversion option liability	(172,000)	102,000
Bad debt	288,000	288,000
Other	531,000	363,000

Total gross deferred tax assets	$9,210,000	$7,210,000
Less: deferred tax asset valuation allowance	(8,933,500)	(6,933,500)
Total net deferred tax assets	276,500	276,500

Deferred tax liabilities:
Future exercise of warrants	$(276,000)	$(276,000)
Other	(500)	(500)

Total net deferred tax liabilities	$(276,500)	$(276,500)

Total net deferred taxes	$—	$—

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The valuation allowance has been increased by $2,012,000 and $2,629,000 for the years ended April 30, 2017 and 2016, respectively. Net operating loss carry-forwards aggregate approximately $15,320,000 and capital loss carry-forwards aggregate approximately $2,005,000 and expire in years through 2037. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns remain subject to examination by the IRS because the Company has not filed tax returns for several years.

At April 30, 2017, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $182,056 and $165,082, which is included as accrued expenses in the accompanying financial statements at April 30, 2017 and 2016, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 4 – STOCK

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

Common Stock:

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. As of April 30, 2017, 54,416,295 shares were issued and outstanding. Additionally, there are 1,500,000 shares of unvested common stock to be issued to employees over the vesting period of four years through July 14, 2018. The 1,500,000 unvested shares of common stock are not included in the 54,416,295 shares reported but are considered legally issued and outstanding as they have all rights of ownership, other than the right to receive dividends, and the right to vote.

Common Stock Issued

On July 14, 2014, the Company granted 19,000,000 shares of its common stock to the new MLFB management team. Of the 19,000,000 shares, 12,000,000 vested immediately and the remaining 7,000,000 vested in equal annual installments over a 4-year employment period commencing July 2015. During the three months ended July 31, 2015 and July 31, 2016, 3,500,000 of the 7,000,000 shares vested leaving a balance of 3,500,000 unvested shares at July 31, 2016. Effective August 31, 2016, 2,000,000 of the unvested shares were vested leaving a balance of 1,500,000 unvested shares at April 30, 2017. The Company recorded the issuance of the 5,500,000 vested shares at its par value of $5,500 with an offset to additional paid in capital. The original 7,000,000 unvested shares were valued at $0.05 per share or $350,000 and are being amortized to compensation expense over the vesting period. During the year ended April 30, 2017, the Company recorded $147,843 of compensation expense related to vesting of the shares – See Note 8 – Subsequent Events.

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

Effective March 23, 2015, the Company engaged a consultant to provide services primarily related to strategic planning, business development and strategic advisory services. The term of the agreement is two (2) years and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.30 on the date of grant, or $150,000. The $150,000 is being amortized to consulting expense over the two-year term of the consulting agreement. Through April 30, 2016, the Company recorded $83,014 of consulting expense and the remaining balance of $66,986 was recorded as prepaid consulting at April 30, 2016. During the year ended April 30, 2017, the Company recorded $66,986 of consulting expense and the prepaid consulting amount has been fully amortized at April 30, 2017.

Effective August 28, 2015, the Company issued 400,000 shares of common stock and 1,400,000 warrants to purchase common stock as compensation to a consultant. See Note 5 – Stock based Compensation for further discussion related to this transaction.

Effective September 16, 2015, 100,000 shares of common stock were issued for the exercise of a stock warrant at $.01 per share resulting in $1,000 of proceeds to the Company – See Note 5 – Stock Based Compensation.

Effective September 30, 2015, 10,000 shares of common stock were issued for the exercise of a stock option at $0.30 per share resulting in $3,000 of proceeds to the Company – See Note 5 – Stock Based Compensation.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 4 – STOCK (CONTINUED)

Effective October 15, 2015, the Company engaged a consultant to provide services primarily related to media services. The term of the agreement is one (1) year and as compensation for the agreement, the Company issued the consultant 112,500 shares of common stock. The Company valued the stock based upon the quoted market price of $1.00 on the date of grant, or $112,500. The $112,500 is being amortized to consulting expense over the one-year term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $61,389 of consulting expense and the remaining unamortized amount of $51,111 was recorded as prepaid consulting at April 30, 2016. During the year ended April 30, 2017, the Company recorded $51,111 of consulting expense and the prepaid consulting amount has been fully amortized at April 30, 2017.

Effective October 31, 2015, 2,330,327 shares of common stock and warrants were issued for the conversion of convertible notes payable at a price of $0.30 per share. See Note 2- Debt.

Effective December 8, 2015, the Company engaged a consultant to provide services primarily related to public relations services. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 500,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $275,000. The $275,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $219,093 of consulting expense and the remaining unamortized amount of $55,907 was recorded as prepaid consulting at April 30, 2016. During the year ended April 30, 2017, the Company recorded $55,907 of consulting expense and the prepaid consulting amount has been fully amortized at April 30, 2017.

Effective January 1, 2016, the Company engaged three consultants to provide services primarily related to corporate strategies. The term for each of the three agreements is six (6) months and as compensation for the agreement, the Company issued the three consultants an aggregate 150,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $108,000. The $108,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $36,000 of consulting expense and the remaining unamortized amount of $72,000 was recorded as prepaid consulting at April 30, 2016. During the year ended April 30, 2017, the Company recorded $72,000 of consulting expense and the prepaid consulting amount has been fully amortized at April 30, 2017.

Effective January 8, 2016, the Company amended a previous consulting agreement dated April 23, 2015. Because of the amendment, the Company issued the consultant 100,000 shares of common stock for prior services provided. The Company valued the stock based upon the quoted market price of $0.72 on the date of grant, or $72,000. The $72,000 was recorded as consulting expense in the accompanying Statement of Operations for the year ended April 30, 2016.

Effective January 14, 2016, the Company engaged a consultant to provide services primarily related to corporate strategies. The term of the agreement is six (6) months and as compensation for the agreement, the Company issued the consultant 100,000 shares of common stock. The Company valued the stock based upon the quoted market price of $0.80 on the date of grant, or $80,000. The $80,000 is being amortized to consulting expense over the six-month term of the consulting agreement. During the year ended April 30, 2016, the Company recorded $47,473 of consulting expense and the remaining unamortized amount of $32,527 was recorded as prepaid consulting at April 30, 2016. During the year ended April 30, 2017, the Company recorded $32,527 of consulting expense and the prepaid consulting amount has been fully amortized at April 30, 2017.

From November 2, 2015 to February 16, 2016, the Company received $499,450 of proceeds from a private placement offering, representing 1,664,840 shares of stock and 832,426 warrants (see Note 5 – Stock Based Compensation). The $499,450 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. As a result, the Company allocated $323,095 to the shares of stock and $146,355 to the warrants. The value allocated to the warrants was classified as additional paid in accompanying balance sheet at April 30, 2016.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 4 – STOCK (CONTINUED)

From March 3, 2016 to March 22, 2016, the Company received $55,000 of proceeds from a private placement representing 183,333 shares of common stock. The $55,000 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period. As a result, the Company allocated $38,083 to the shares of stock and $16,917 to the warrants. The value allocated to the warrants was classified as additional paid in capital in the accompanying Balance Sheet at April 30, 2016.

Effective March 8, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 5 – Stock Based Compensation) elected to exercise 4,007 warrants at an exercise price of $0.30 a share and the Company received $1,202 of cash proceeds. Accordingly, the Company issued the warrant holder 4,007 shares of common stock.

Effective March 22, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 5 – Stock Based Compensation) elected to exercise 6,667 warrants at an exercise price of $0.30 a share and the Company received $2,000 of cash proceeds. Accordingly, the Company issued the warrant holder 6,667 shares of common stock.

Effective April 21, 2016, the Company issued 161,396 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.51 on the date of grant, or $82,312 and was classified as stock compensation expense in the accompanying Statement of Operations for the year ended April 30, 2016.

From May 3, 2016 to June 10, 2016, the Company issued 160,132 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price at prices ranging from of $0.32 to $0.51 on the date of grant, or $66,062 and was classified as stock compensation expense in the accompanying Statement of Operations for the year ended April 30, 2017.

Effective May 4, 2016, the Company issued 91,860 shares of common stock to a former consultant to settle a dispute related to the exercise price of a warrant previously provided with a cashless option. The Company valued to issuance of stock based upon the quoted market price of $0.45 on the date of issuance. For the year ended April 30, 2017, the Company recorded $41,337 of consulting expense related to the issuance of common stock.

From September 13, 2016 through April 12, 2017, the lender of a convertible secured promissory, elected to exercise their right to convert on several dates during the above period, an aggregate amount of $380,000 of the original $550,000 convertible secured promissory note (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Prices ranging from $0.05 to $0.18 per share on the respective conversion dates, the Company issued 5,409,226 shares of common stock to the lender.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 4 – STOCK (CONTINUED)

Effective August 4, 2016, two of the Company’s consultants exercised a total of 1,300,000 warrants at an exercise price of $0.01 or $13,000 of consideration. The two consultants paid for the exercise price of $13,000 by electing the cashless exchange option included in the warrant to decrease the balance due under their respecting consulting invoices.

On October 26, 2016, the Company issued 27,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.22 per share on the date of grant, or $5,940 and was classified as stock compensation expense for the year ended April 30, 2017 in the accompanying financial statements.

From January 12, 2017 through April 17, 2017, the Company received $216,500 of proceeds from a private placement offering representing 2,165,000 shares of stock and 1,082,500 warrants. See Note 5 – Stock Based Compensation.

The $216,500 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period.

The Company allocated $173,889 to the shares of stock and $42,611 to the warrants. The value allocated to the warrants was classified as additional paid in capital in the accompanying financial statements.

Common Stock Issuable:

Effective April 27, 2017, a consultant exercised 400,000 warrants at an exercise price of $0.01 or $4,000 of consideration. The consultant paid for the exercise price of $4,000 by electing the cashless exchange option included in the warrant to decrease the balance due under the respecting consulting invoice. However, the underlying common stock was not issued by the transfer agent until June 2017 – see Note 8 – Subsequent Events. At April 30, 2017, the Company recorded the 400,000 shares exercised by the Consultant as Common Stock Issuable in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at April 30, 2017 and 2016, respectively.

On July 14, 2014, the Company’s board of directors approved the 2014 Employee Stock Plan (“2014 Plan”) and authorized 10,000,000 shares of its common stock that shall be set aside and reserved for issuance pursuant to the 2014 Plan, subject to adjustments as may be required in accordance with the terms of the 2014 Plan. The 2014 Plan was subsequently approved by the Company’s stockholders on November 11, 2014. The 2014 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period as is set forth in the award agreement. If for any reason other than death or disability, an optionee of the 2014 Plan who at time of the grant of an option under the 2014 Plan was an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such option).

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share.

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 will vest over a period of three to four years based upon the specific consulting agreements. The Company valued the stock options in accordance with ASC 505, Stock Compensation – Non-Employees, by using the Black Scholes Pricing Model.

The 1,100,000 stock options that vested immediately on the grant date of July 14, 2014 were valued at $55,000 and expensed to consulting expense. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options.

The remaining 3,050,000 unvested stock options are being re-measured by the Company each reporting period and the resulting fair value is used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements. As a result, the consulting expense for the remaining 2,000,000 unvested stock options was $44,657 for the year ended April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of April 30, 2017)	$0.57
Exercise Price	$0.05
Expected Remaining Term	7.20 years
Volatility	167%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate – Three-Month Treasury Bill	0.79%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 2,900,000 shares of common stock at an exercise price of $0.30 per share. The options vest over a period of 4 years, with 580,000 options vesting immediately. All options expire on February 23, 2025.

In addition, on February 24, 2015, the Company granted Jerome Vainisi, the Company’s acting Chief Executive Officer, an option to purchase up to 3,000,000 shares of common stock at an exercise price of $0.30 per share. These vest over a two-year period, with 250,000 options vesting immediately and the remaining 2,750,000 options vesting in eight equal quarterly installments of 343,750 options. Effective December 11, 2015, Mr. Vainisi notified the Company that he would not finalize his employment agreement and is no longer the Company’s Chief Executive Officer. As a result, he retained all vested options and the unvested options would be forfeited. At January 31, 2016, 1,281,250 (250,000 that vested immediately and 1,031,250 that vested as per above) of the options were vested and the remaining 1,718,750 were forfeited. In accordance with the Company’s 2014 Employee Stock Plan, Mr. Vainisi has 90 days from the separation date of December 11, 2015, or March 10, 2016 to exercise the vested options or they expire. Mr. Vainisi did not exercise his 1,281,250-vested option on March 10, 2016 and they expired.

As a result, a total of 5,900,000 stock options were granted on February 24, 2015. Of the 5,900,000 stock options, 830,000 vested immediately on the grant date of February 24, 2015 and the remaining 5,070,000 would vest over a period of two to four years based upon the specific agreement. As discussed above, 1,718,750 of Mr. Vainisi’s unvested options were forfeited on December 11, 2015 and 1,281,250 of Mr. Vainisi’s vested options expired on March 10, 2016. As a result, 2,070,000 unvested options are outstanding at April 30, 2017.

The Company valued the 2,070,000 unvested stock options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the ‘simplified method’ for estimating the ‘remaining expected contractual term’ because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

The 830,000 stock options that vested immediately (including 250,000 for Mr. Vainisi) on the grant date were valued at $390,100 and recorded to stock-based compensation expense. Effective September 30, 2015, 10,000 of the vested stock options were exercised at $0.30 per share resulting in $3,000 of proceeds to the Company – See Note 4 – Stock.

The remaining 2,070,000 unvested stock options (excluding Mr. Vainisi) had a fair value of $1,090,400 on the grant date and are being amortized ratably over the vesting periods. Mr. Vainisi’s remaining 1,090,250 vested options that expired were included in stock-based compensation expense through the expiration date of March 10, 2016. For the year ended April 30, 2017, the Company recorded $226,540 in stock-based compensation expense.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.47
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	246%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.11%

Effective June 10, 2016, the Company granted 1,910,000 options to purchase common stock to five employees. The exercise price is $0.31 per share and on the grant date, 102,500 of the options vested immediately and the remaining 1,807,500 options will vest in various stages over a three-year period.

The Company valued the stock options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the ‘simplified method’ for estimating the ‘remaining expected contractual term’ because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

The 102,500 stock options that vested immediately on the grant date were valued at $32,717 and were recorded to stock-based compensation expense. The remaining 1,807,500 unvested stock options had a fair value of $576,944 on the grant date and will be amortized ratably over the vesting periods. For the year ended April 30, 2017, the Company recorded $507,924 of stock-based compensation expense related to the 1,807,500 unvested stock options.

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

The Company valued the options in accordance with ASC 718, Stock Compensation, using the Black Scholes Pricing Model to estimate fair value. The Company used the ‘simplified method’ for estimating the ‘remaining expected contractual term’ because it does not have sufficient information to make more accurate estimates of the remaining expected term or employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies).

The 20,000 stock options that vested immediately on the grant date were valued at $3,418 and were recorded to stock-based compensation expense.

The remaining 30,000 unvested stock options had a fair value of $5,233 on the grant date and are being amortized ratably over the vesting periods. During the year ended April 30, 2017, the Company recorded $1,286 of stock-based compensation expense related to the 30,000 unvested stock options.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

The following table summarizes employee and consultant stock option activity of the Company for the years ended April 30, 2017 and 2016, respectively – See Note 8 – Subsequent Events:

	Employee and Consultant Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2015	8,740,000	$0.22	9.60	$616,000
Exercised September 30, 2015	(10,000)	$0.30	-	-
Forfeited December 11, 2015	(1,718,750)	$0.30	-	-
Expired March 10, 2016	(1,281,250)	$0.30	-	-
Outstanding, April 30, 2016	5,730,000	$0.18	7.48	$1,951,800
Granted June 10, 2016	1,910,000	$0.31	9.12	—
Granted August 4, 2016	50,000	$0.30	9.27	—
Outstanding, April 30, 2017	7,690,000	$0.22	7.90	$19,600
Exercisable, April 30, 2017	2,547,500	$0.22	7.50	$8,575

Stock Warrants

Effective August 28, 2015, the Company granted 1,400,000 warrants to purchase common stock, exercisable at $0.35 per share, to a consultant for services to be provided over a one-year period. Additionally, the Company issued 400,000 shares of stock to the Consultant as compensation for the services. Of the 1,400,000 stock warrants, 700,000 vested immediately on the grant date of August 28, 2015 and the remaining 700,000 will vest six (6) months from the grant date on February 28, 2016. The warrant has an exercise period of thirty (30) months through August 28, 2018. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value.

According to ASC 505-50, a measurement date was reached at the date of grant, or August 28, 2015 for the 700,000 warrants which vested on the grant date. For the 700,000 warrants that vest in six (6) months, the fair value was re-valued at each reporting date until the vesting date of February 28, 2016.

The 700,000 stock warrants that vested immediately on the grant date were valued at $289,867, recorded to prepaid expense and will be amortized ratably to consulting expense over the twelve (12) month service period. The Company recorded $94,505 of consulting expense for the 700,000 vested stock warrants for the year ended April 30, 2017. As a result, the prepaid balance is zero at April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

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

For the year ended April 30, 2017, the Company recorded $221,966 of consulting expense and the prepaid balance is zero at April 30, 2017.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of February 28, 2016)	$1.00
Exercise Price	$0.35
Expected Remaining Term	1.83 years
Volatility	293%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.32%

In relation to the 400,000 shares issued on the grant date, the Company valued the stock based upon the quoted market price of $0.42 on the date of grant, or $168,000. The $168,000 was amortized to consulting expense over the one-month term of the consulting agreement and the unamortized prepaid consulting balance was $54,773 at April 30, 2016. During the year ended April 30, 2017, the Company recorded $54,773 of consulting expense and the prepaid balance is zero at April 30, 2017.

Effective September 30, 2015, 100,000 stock warrants were exercised at $0.01 per share resulting in $1,000 of proceeds to the Company – See Note 4 – Stock.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

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

Effective March 8, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 4 – Stock) elected to exercise 4,007 warrants at an exercise price of $0.30 a share and the Company received $1,202 of cash proceeds.

Effective March 22, 2016, an investor that received warrants from the conversion of debt (See Note 2 – Debt and Note 4 – Stock) elected to exercise 6,667 warrants at an exercise price of $0.30 a share and the Company received $2,000 of cash proceeds.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

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

Effective August 4, 2016, the Company granted 400,000 warrants to purchase common stock, exercisable at $0.01 per share, to a consultant for corporate strategy services. The warrants vested immediately and have an exercise period of two years. The Company valued the stock warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for these stock warrants was $69,741, which was recorded to consulting expense immediately in the accompanying Statement of Operations for the year ended April 30, 2017.

The Company used the following assumptions in estimating fair value:

Stock Price (grant date)	$0.18
Exercise Price	$0.01
Expected Remaining Term	2 years
Volatility	184%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.26%

Effective August 4, 2016, two of the Company’s consultants exercised a total of 1,300,000 warrants at an exercise price of $0.01 or $13,000 of consideration. The two consultants paid for the exercise price of $13,000 by electing the cashless exchange option included in the warrant to decrease the balance due under their respecting consulting invoices

In January 2017, the Company commenced a $400,000 private placement offering eight (8) units at $50,000 per unit. Each unit represents 500,000 shares of common stock at $0.10 per share and a warrant to purchase 250,000 shares of common stock for two years at an exercise price of $1.00 per share. From January 12, 2017 through April 17, 2017, the Company received $216,500 of proceeds from the offering representing 2,165,000 shares of stock and 1,082,500 warrants. See Note 4 – Stock.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

The $216,500 of proceeds from the issuance of the units was allocated between the shares of common stock and the warrants based on their relative fair values on the date of issuance. The fair value for the warrants was determined utilizing the Black Scholes Pricing Model based upon the various issuance dates of the warrants during the period. The Company allocated $173,889 to the shares of stock and $42,611 to the warrants. The value allocated to the warrants was classified as additional paid in capital in the accompanying Balance Sheet at April 30, 2017.

From October 30, 2016 through March 2, 2017, 3,243,746 warrants expired as they were not exercised before the end of the exercise period.

The following table summarizes stock warrant activity of the Company for the year ended April 30, 2017:

	Consultant Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2016	850,000	$0.01	4.82	$690,000
Issued August 28, 015	1,400,000	$0.35	1.83	$238,000
Exercised September 28, 2015	(100,000)	$0.01	-	$-
Issued October 31, 2015 from conversion of debt	2,330,327	$0.30	0.50	$510,324
Issued November 2, 2016 through February 16, 2016	832,426	$0.50	0.67	$16,245
Issued March 3, 2016 through March 22, 2016	91,667	$0.50	0.84	$1,833
Exercised March 8, 2016	(4,067)	$0.30	-	$-
Issued March 9, 2016	500,000	$0.46	2.85	$30,000
Exercised March 10, 2016	(6,667)	$0.30	-	$-
Issued April 27, 2016	1,300,000	$0.01	2.99	$663,000
Outstanding, April 30, 2016	7,193,746	$0.19	1.59	$46,250
Issued June 10, 2016	2,400,000	$0.01	2.11	112,800
Issued August 4, 2016	400,000	$0.01	1.26	18,800
Exercised August 4, 2016	(1,300,000)	$0.01	—	—
Issued January 12, 2017 through April 17, 2017 from Private Placement at $1.00	1,082,500	$1.00	1.78	—
Expired October 30, 2016 through March 2, 2017	(3,243,746)	$—	—	—
Outstanding, April 30, 2017	6,532,500	$0.25	1.79	$177,850
Exercisable, April 30, 2017	6,532,500	$0.25	1.79	$177,850

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended April 30, 2017, the Company recorded $900,000 of compensation for its management in accordance with executed management service agreements. At April 30, 2017, a total of $1,860,000 was unpaid and is recorded as accrued officer compensation in the accompanying financial statements. Additionally, the Company recorded $93,278 of accrued employers share of payroll taxes related to the unpaid officer compensation at April 30, 2017. See Note 8 – Subsequent Events.

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at April 30, 2017, recorded as Notes Payable – Related Parties in the accompanying Balance Sheet. See Note 2 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit, which is recorded in other assets in the accompanying financial statements at April 30, 2017 and 2016, respectively.

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

On August 5, 2016, the Company paid $100,000 for the settlement of the lawsuit filed by the landlord and discussed above. The $100,000 payment was for outstanding rent of $98,173, which included $3,699 in attorney’s fees and the August 1, 2016 rent.

On August 28, 2017, the Company was served with a Motion for Final Judgment. The Landlord filed a Motion for Summary Judgment for back rent, attorney’s fees and foreclosure of a Landlord’s Lien. The Company responded, and the court granted the Motion as to liability for back rent without assessing an amount and denied the remainder of the Motion. As second Motion for Summary Judgment was filed as to the remaining issues. While pending, the parties reached a settlement on February 5, 2018. The terms of the settlement agreement included:

1.	The Company immediately gives up all right, title and interest to business equipment and office furniture in the premises;

2.	The Company immediately gives up all right, title and interest to its deposit in the sum of $11,918;

3.	The landlord will continue to store the Company’s football equipment until June 7, 2018;

4.	The Company will pay the landlord $40,000 on June 1, 2018 by TCA $40,000;

5.	If the Company makes the required $40,000 payment, then it will be entitled to possession of all its football equipment free of any landlord encumbrance and;

6.	If the Company fails to make the $40,000 payment, it shall relinquish all right, title and interest in the football equipment to the landlord.

The Company is currently in discussions for new corporate headquarters.

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at April 30, 2016 and 2017. The Company negotiated with Stradley and in July 2014, agreed to issue Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Breach of Investor Stock Purchase Agreement

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

Vendor Lawsuits

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, classified as prepaid legal in the accompanying financial statements at April 30, 2017.

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. The settlement required the Company to make the payment by September 7, 2017 and failure to pay as per the terms of the settlement would probably result in sanctions of some type, and result in the settlement being set aside, to allow the trustee to pursue the full range of damages. It was represented at the mediation that an expert for the Trustee would opine that services rendered by H&J under the contract had a current value of the approximate sum of $2,000,000.

Jerry Craig, the CEO of the Company at that time, submitted the required $50,000 payment in a timely fashion to the trustee. However, on September 15, 2018, the trustee notified the Company that the payment made was returned for insufficient funds. Mr. Craig was given an opportunity by the trustee to rectify the issue with a valid payment on or before September 18, 2017, which payment did not occur. The trustee may be willing to accept a $50,000 payment by the Company to settle the matter but is under no obligation to accept such payment and the trustee may pursue the full range of damages against Company. The Company has recorded accrued expenses of $50,000 for the potential settlement in the accompanying balance sheet at April 30, 2017.

On December 29, 2017, the trustee for H&J filed a second lawsuit against the Company and Jerry Craig, individually. The lawsuit requests damages for not consummating the settlement described above and for submission of an invalid $50,000 payment which was returned for insufficient funds. The Company has properly responded to the lawsuit in a timely manner. However, Jerry Craig did not respond in a timely manner and the court has entered a default judgment against Mr. Craig.

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,0154, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement calls for MLFB to make payment Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB must then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined will result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016 (less payment of $10,000 if made before June 1.), said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153.016 in the accompanying balance sheet at April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Vendor Lawsuits (Continued)

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying balance sheet at April 30, 2017.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying balance sheet at April 30, 2017.

Unpaid Taxes and Penalties

At April 30, 2017, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited financial statements at April 30, 2017. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $182,056, which is included as accrued expenses in the accompanying Balance Sheet at April 30, 2017. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise (“OIC”) settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and was to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. The Company has made all required payments in accordance with the settlement except for the final payment of $2,205.

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying Balance Sheet at April 30, 2017. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 8 – SUBSEQUENT EVENTS

Stock Issued to Employees

On May 8, 2017, the Company issued 15,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.06 per share on the date of grant, or $900 and will be recorded as stock compensation expense by the Company.

Conversions of Convertible Secured Promissory Note

On (1) May 1, 2017, (2) May 11, 2017, (3) June 20, 2017, (4) July 27, 2017 and (5) August 1, 2017, the lender of a convertible secured promissory note, elected to exercise their right to convert (1) $10,000, (2) $15,000, (3) $15,000, (4) 10,000 and (5) $20,000 on each of the above dates of the remaining $170,000 principal balance and the note payable balance has been paid down to $100,000 as of the date of these financial statements after the conversions. Based upon the calculated Conversion Prices of (1) $0.04, (2) $0.04, (3) $0.05, (4) $0.03 and (5) $0.03 on the respective conversion dates, the Company issued an aggregate 2,168,193 shares of common stock to the lender.

Issuance of Common Stock Subscribed

On June 5, 2017, the Company issued 400,000 shares of common stock to a consultant that exercised 400,000 warrants at an exercise price of $0.01 or $4,000 of consideration. The shares were recorded by the Company as Common Stock Issuable at April 30, 2017 because the Company had signed the documentation in April 2017. See Note 4 – Stock

Securities Purchase Agreement

On June 22, 2017, the Board of Directors elected President Jerry C. Craig, as an additional Director and as Chief Executive Officer. On June 23, 2017, Michael D. Queen resigned from the Board of Directors.

On June 22, 2017, the Board of Directors approved an offer for sale, and to sell, up to 43,000,000 shares of convertible preferred stock to be designated Series A Convertible Preferred Stock, par value $.001 per share, in an offering intended to be exempt from registration under the Securities Act of 1933, pursuant to Regulation D of the Securities Act of 1933.

On September 5, 2017, Compass Creek Capital, Inc. (“CCC”), controlled by Jerry C. Craig, the Company’s CEO, supplied documents to the Company which it represented demonstrated a deposit of $3 million into the Company’s bank account. pursuant to a Purchase Agreement executed on or about June 22, 2017. Per the terms of the agreement, the Company was to grant CCC 42,857,143 shares of the Company’s Series A convertible preferred stock at .001 par value. This stock has the same powers, preferences and rights and the qualifications, limitations or restrictions as the common stock. The Company issued the convertible preferred stock in a nonpublic offering pursuant to Regulation D. With the shares owned by CCC, it would hold a significant ownership of the total outstanding stock. In addition to the Convertible Preferred Shares directly owned by CCC, the Company granted to CCC, an option to purchase 171,428,571 of the Company’s Series A convertible preferred stock at $.07.

On October 4, 2017, the Company, through Mr. Craig, purported to terminate Frank Murtha, Senior Executive Vice President from all positions with MLFB. The departure of Mr. Murtha left Jerry C. Craig as the sole director and officer of the Company.

On October 13, 2017, the acting General Counsel resigned from the Company. On this same day, the Company notified its sole Director and Officer, Jerry C. Craig, that he was in breach of the Securities Purchase Agreement dated June 20, 2017 due to his failure to provide valid documentation of his compliance with the Securities Purchase Agreement. Mr. Craig, the President, CEO and sole Director, had provided a bank document reflecting a deposit of $3 million into a Company account on September 5, 2017. CCC, with Jerry C. Craig as its beneficial owner, was the mandated purchaser of the shares in the Purchase Agreement. On that basis, the Company filed a Form 3 reflecting ownership of the forty-two (42) million preferred shares. Subsequently, that bank account was closed. On September 29, 2017, Mr. Craig submitted new documents reflecting a $3 million transfer to a different Company account. Despite these documents, there was never any evidence provided that these funds had ever been made available for payment of outstanding and current liabilities of the Company or that these funds would remain in a Company Account.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2017 AND 2016

NOTE 8 – SUBSEQUENT EVENTS (Continued)

On October 13,2017, Jerry C. Craig, sole Director and Officer, stated his belief that the Securities Purchase Agreement was null and void, based upon CCC’s inability to complete the necessary due diligence. Jerry C. Craig believes this negated his obligation to pay the required funds called for by the Securities Purchase Agreement. His failure to pay the funds terminated his purported election to the Board and appointment as CEO. Kris Craig, an officer of the Company and spouse of Jerry C. Craig, submitted her resignation on Saturday, October 14, 2017.

With the termination of Mr. Craig’s position and Kris Craig’s resignation, there were no Officers or Directors remaining with the Company. The securities agreed to be purchased by CCC, as set forth in the Securities Purchase Agreement, will now revert to the Company. Under Delaware law, if there are no Directors of a Company, any officer or shareholder can call a special meeting to elect board members.

On November 1, 2017, following termination of Mr. Craig’s positions within the Company, it was determined that Mr. Craig’s attempted termination of Frank Murtha was void, and he returned to MLFB in his prior position as Senior Executive Vice President. Pursuant to the Company’s Bylaws, in the absence of the President, Frank Murtha, as the senior executive vice president, is authorized to perform the duties of the President. Mr. Murtha intends to call a shareholder’s meeting to elect directors soon.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment relate to $243,034 of legal services provided to the Company. The amount included interest on unpaid invoices. The “charging lien” states that Mr. Bovi will retain all documents in his possession unless paid the amount outstanding as described above.

Stock Delisting

On September 14, 2017, the OTC Markets Group notified the Company of its delisting from the OTCQB due to its delinquency in filings, specifically with the SEC.

Former Officers Compensation Waived

Effective December 4, 2017, the previous Chief Operating Officer of the Company executed an agreement waiving his right to $560,000 of compensation that has been accrued by the Company at April 30, 2017. Additionally, the waiver stated that no further compensation since April 30, 2017 was due to the former officer. Accordingly, the Company will reduce accrued officer compensation by the $560,000 waiver in its future accounting records.

Effective December 4, 2017, the previous President of the Company executed an agreement waiving his right to $687,500 of compensation that has been accrued by the Company at April 30, 2017. Additionally, the waiver stated that no further compensation since April 30, 2017 was due to the former officer. Accordingly, the Company will reduce accrued officer compensation by the $687,500 waiver in its future accounting records.

Warrant Exercise:

On December 10, 2017, the sole officer of the Company, Frank Murtha, exercised 1,000,000 stock warrants at an exercise price of $0.01 per share or $10,000. Mr. Murtha paid for the exercise price of $10,000 by electing the cashless exchange option included in the warrant to decrease the balance due under outstanding expenses owed by the Company

Stock Options Forfeited

At April 30, 2017, the Company had 7,690,000 stock options outstanding representing 7,650,000 under the 2014 Plan and 40,000 under the 2006 Plan – See Note 5 – Stock Based Compensation.

Both stock option plans state that when an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination. Because the three-month timeframe occurred, and no employee exercised their related stock options, the Company has calculated that 6,450,000 of the 7,690,000 stock options have been forfeited. The remaining 1,240,000 stock options are comprised of 1,200,000 held by Frank Murtha, the known remaining employee of the Company that had a grant under the 2014 Plan and 40,000 (20,000 each) held by two individuals under the 2006 Plan.

Unvested Common Stock

On July 14, 2014, the Company granted 7,000,000 shares of its common stock to the new MLFB management team. Which vested in equal annual installments over a 4-year employment period commencing July 2015 – See Note 4 – Stock. The original 7,000,000 unvested shares were valued at $0.05 per share or $350,000 and were being amortized to compensation expense over the vesting period and the Company had recorded $305,104 of compensation expense in total through April 30, 2017 leaving an unamortized balance of $$44,896. The remaining management team unvested shares were with two employees that have been terminated. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company will no longer record any further compensation expense related to the unvested shares and will pursue the return of the 1,500,000 unvested shares held by the employees that should be returned to treasury.

