Form 10-Q
period 2017-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2018-06-11
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

Commission File Number: 000-51132

Major League Football, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7319 Riviera Cove #7 Lakewood Ranch, FL	34202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of June 6, 2018 is 59,499,488.

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4.	Controls and Procedures	4

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 6.	Exhibits	9

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JULY 31, 2017

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS (Unaudited)	F-3

STATEMENTS OF CASH FLOWS (Unaudited)	F-4 – F-5

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)	F-6 – F-20

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At July 31, 2017	At April 30, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-	$249
Prepaid legal	7,500	7,500
Prepaid consulting	-	83
TOTAL CURRENT ASSETS	7,500	7,832

Furniture, fixtures and equipment, net	-	2,494

TOTAL ASSETS	$7,500	$10,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,402,734	$1,376,150
Accounts payable - related parties	56,434	49,294
Accrued officer compensation	1,860,000	1,860,000
Accrued expenses	238,225	233,820
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory note, net of debt discounts	120,000	145,787
Notes payable	230,000	230,000
Notes payable, related parties	2,300	2,300
Accrued officer payroll taxes	93,279	93,279
Accrued interest	86,149	74,113

TOTAL CURRENT LIABILITIES	4,249,275	4,224,897

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
Series A designated 7,500,000 shares and remainder undesignated;
No shares issued and outstanding at
July 31, 2017 and April 30, 2017, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
56,335,036 and 54,416,295 shares issued and outstanding at
July 31, 2017 and April 30, 2017, respectively	56,335	54,416
Common stock issuable	-	400
Additional paid-in capital	21,978,668	21,927,952
Accumulated deficit	(26,276,778)	(26,197,339)

TOTAL STOCKHOLDERS’ DEFICIT	(4,241,775)	(4,214,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,500	$10,326

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	July 31, 2017	July 31, 2016
Operating Expenses
Salaries and wages	$900	$407,597
Professional fees	25,125	1,334,012
General and administrative	45,246	91,002
Total Operating Expenses	71,271	1,832,611

Operating Loss	(71,271)	(1,832,611)

Other Income (Expense)
Tax penalties and interest	(4,405)	(4,164)
Write-off of furniture, fixtures and equipment	(2,494)	-
Other income	34,980	-
Interest expense	(36,249)	(163,604)
Gain from change in fair value of conversion option liability	-	216,744
Total Other Income (Expense)	(8,168)	48,976

Net Loss	$(79,439)	$(1,783,635)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.04)

Weighted Average Shares – Basic and Diluted	55,698,734	41,572,691

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2017	July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,439)	$(1,783,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	116
Write-off of furniture, fixtures and equipment	2,494	-
Amortization of prepaid consulting over service period	-	494,569
Issuance of common stock to employees for services	900	66,062
Amortization of common stock issued for employee services over vesting period	-	22,055
Amortization of stock options issued for employee services over vesting period	-	57,101
Amortization of stock options issued for consulting services over service period	-	37,379
Revaluation of stock options issued for consulting services over service period	1,335	(104,092)
Issuance of stock warrants for consulting services	-	758,808
Amortization of debt discount on convertible secured promissory note	-	138,631
Amortization of debt discount on convertible unsecured promissory note	-	8,402
Amortization of debt discount on stock warrant issued for forbearance agreement	11,829	-
Amortization of debt discount on common stock issued for forbearance agreement	12,384	-
Gain from change in fair value of conversion option liability	-	(216,744)
Issuance of common stock to consultant for resolution of warrant exercise price	-	41,337
Changes in operating assets and liabilities:
Prepaid consulting	83	-
Accounts payable	26,584	186,155
Accounts payable - related parties	7,140	6,647
Accrued officer compensation	-	225,000
Accrued expenses	4,405	13,842
Accrued officer payroll taxes	-	17,212
Accrued interest	12,036	16,571
Net cash used in operating activities	(249)	(14,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	785
Proceeds from issuance of note payable	-	10,000
Net cash provided by financing activities	-	10,785

NET DECREASE IN CASH	(249)	(3,799)
CASH - BEGINNING OF PERIOD	249	3,799
CASH - END OF PERIOD	$-	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the	For the
	Three Months Ended	Three Months Ended
	July 31, 2017	July 31, 2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to employees previously unvested	$1,335	$1,750
Conversion of convertible secured promissory note principal	$50,000	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Our anticipated launch is July/August 2018, consisting of a training camp and shortened 2018 developmental season. We anticipate a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $79,439 and net cash used in operating activities of $249 for the three months ended July 31, 2017. Additionally, at July 31, 2017, the Company has a working capital deficit of $4,241,775, an accumulated deficit of $26,276,778 and a stockholders’ deficit of $4,241,775, which could have a material impact on the Company’s financial condition and operations.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the filing of the Company’s Form 10-Q with the Securities and Exchange Commission (“SEC”). Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and convertible debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. We expect we will require additional short-term financing as well as financing over the next 12 months to position our Company for its anticipated launch in June/July of a training camp and shortened 2018 Developmental Season. Specifically, we will need to raise approximately $3 million between June and August 2018 and a subsequent raise and offerings of $20 million between September 2018 and March 2019, to cover our operating expenses for our 2019 full training camp and playing season in our designated cities. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as filed with the SEC on April 25, 2018. The interim operating results for the three months ending July 31, 2017 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2017 and April 30, 2017.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2017 and April 30, 2017, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

Because of a lawsuit settlement on February 5, 2018 (See Note 6 – Commitments and Contingencies), the Company immediately gives up all right, title and interest to business equipment and office furniture in its previous Florida corporate office premises. Accordingly, during the three months ended July 31, 2017, the Company expensed $2,494 for the write-off of the remaining net book value of the furniture, fixtures and equipment. For the three months ended July 31, 2017 and 2016, the Company recorded $0 and $116 of depreciation expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing model. On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract was recorded as a component of other income (expense) in the accompanying unaudited statements of operations.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the three months ended July 31, 2017 or 2016, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the three months ended July 31, 2017 or 2016, respectively.

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and the Company’s diluted EPS excludes all dilutive potential common shares because their effect is anti-dilutive. At July 31, 2017, there were options to purchase 1,240,000 shares of the Company’s common stock, 6,532,400 warrants to purchase shares of the Company’s common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 1,279,080 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

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

NOTE 2 – DEBT

	July 31, 2017	April 30, 2017
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at April 30, 2017 and 2016. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through July 31, 2017, the Company has accrued $10,676 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2017, the Company has accrued $462 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000 and (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at July 31, 2017. Through July 31, 2017, the Company has accrued $5,941 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2017, the Company has accrued $1,012 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2017, the Company has accrued $167 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 2 – DEBT (CONTINUED)

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2017, the Company has accrued $1,006 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2017, the Company has accrued $662 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

	July 31, 2017	April 30, 2017
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$2,300	$2,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at July 31, 2017, recorded as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 5 – Related Party Transactions.

	July 31, 2017	April 30, 2017
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. Through July 31, 2017, the Company has accrued $3,246 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying unaudited Balance Sheet. The unsecured convertible promissory note is in default at July 31, 2017 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

	July 31, 2017	April 30, 2017
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$120,000	$170,000

Less: debt discount	-	(24,213)

Total Convertible Secured Notes Payable, net of debt discount	$120,000	$145,787

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 2 – DEBT (CONTINUED)

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. At July 31, 2017, $62,977 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

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

On March 9, 2017, the Company and the Lender of the above convertible secured promissory note with a remaining principal balance of $215,000 on that date, executed a forbearance agreement extending the note expiration date from March 9, 2017 to June 9, 2017. The terms of the forbearance agreement included that the Company (1) will have paid all remaining principal and accrued interest by June 9, 2017, (2) will issue 500,000 shares of common stock to the lender, (3) will pay the lender’s legal fees estimated to be approximately $2,000 before April 30, 2017, (4) will issue the lender 500,000 warrants to purchase common stock at $0.10 per share with a three-year term and (5) the outstanding principal balance of the note will bear interest at the “Default Interest” rate of twenty-two percent (22%), as defined in the note agreement. See Note 7 – Subsequent Events.

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

In total on the forbearance date of March 9, 2017, the Company recorded the following debt discounts as offsets to the note which were amortized over the 90-day term of the forbearance agreement through June 9, 2017: (1) warrant relative fair value of $28,015 and (2) common stock relative fair value effective March 9, 2017. From March 9, 2017 through April 30, 2017, the Company recorded amortization of the debt discount to interest expense in the amounts of (1) $16,187 against the warrant relative fair value of $28,015 and (2) $16,947 against the common stock relative fair value. At April 30, 2017, the remaining combined warrant and stock unamortized debt discount was $24,213 and classified as an offset to the $170,000 note balance.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 2 – DEBT (CONTINUED)

From May 1, 2017 through July 31, 2017, the Company recorded amortization of the remaining debt discount of $24,213 to interest expense in the accompanying unaudited Statement of Operations in the amounts of (1) $11,829 against the warrant relative fair value and (2) $12,384 against the common stock relative fair value. As a result, the debt discount has been amortized in full at July 31, 2017.

From March 9, 2016 through April 30, 2017, the lender elected to convert $380,000 of the principal amount of the note into 5,409,226 shares of common stock resulting in a note balance of $170,000 at April 30, 2017.

From May 1, 2017 through July 31, 2017, the lender elected to convert $50,000 of the principal amount of the note into 1,503,741 shares of common stock resulting in a note balance of $120,000 at July 31, 2017.

NOTE 3 – STOCK

Common Stock:

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. At July 31, 2017, 56,335,036 shares were issued and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares.

The 1,500,000 unvested shares were valued at $0.05 per share or $75,000 and were being amortized to compensation expense over the vesting period with an unamortized balance of $44,896 at April 30, 2017. Because of the termination discussion above, the Company recorded no compensation expense for the three months ended July 31, 2017 and will no longer record any further compensation expense related to the unvested shares and will pursue the return of the 1,500,000 unvested shares held by the employees that should be returned to treasury.

Common Stock Issued

On May 8, 2017, the Company issued 15,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.05 per share on the date of grant, or $900 and was classified as stock compensation expense for the three months ended July 31, 2017 in the accompanying unaudited Statement of Operations.

On June 5, 2017, the Company issued 400,000 shares of common stock to a consultant that exercised 400,000 warrants at an exercise price of $0.01 or $4,000 of consideration. The shares were recorded by the Company as Common Stock Issuable at April 30, 2017 because the Company had signed the documentation in April 2017.

From May 1, 2017 through July 31, 2017, the lender of a convertible secured promissory, elected to exercise their right to convert on several dates during the above period, an aggregate amount of $50,000 of convertible secured promissory note resulting in a $120,000 balance at July 31, 2017 (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Prices ranging from $0.03 to $0.04 per share on the respective conversion dates, the Company issued 1,503,741 shares of common stock to the lender.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 3 – STOCK (Continued)

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 4 – STOCK BASED COMPENSATION

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share.

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 stock options vested over a period of three to four years based upon the specific consulting agreements. The Company valued the stock options in accordance with ASC 505, Stock Compensation – Non-Employees, by using the Black Scholes Pricing Model. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options. 350,000 of the 800,000 vested stock options were forfeited during the three months ended July 31, 2017 because they had not been exercised during the three-month timeframe after these consulting agreements were terminated. The remaining 450,000 vested stock options are held by the Senior Executive Vice President of the Company.

The remaining 3,050,000 unvested stock options were being re-measured by the Company each reporting period and the resulting fair value used to determine the new remaining consulting expense to be recorded over the vesting period of three to four years. Effective in December 2014, 1,050,000 of the unvested stock options were canceled due to the termination of the underlying consulting agreements resulting in a balance of 2,000,000 stock options outstanding at April 30, 2017.

All employees and consultants holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. Both stock option plans state that when an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination. Because the three-month timeframe occurred, and no employee exercised their related stock options, the Company has calculated that 1,250,000 of the 2,000,000 remaining stock options from above have been forfeited. The remaining 750,000 stock options are held by the Senior Executive Vice President of the Company and re-measured at July 31, 2017 with $1,335 of consulting expense recorded in the accompanying unaudited Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of July 31, 2017)	$0.16
Exercise Price	$0.05
Expected Remaining Term	6.95 years
Volatility	130%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.05%

Stock Options to Employees

On February 24, 2015, pursuant to the terms of the 2014 Employee Stock Plan the Company issued to its employees, options to purchase up to 5,900,000 shares of common stock at an exercise price of $0.30 per share. The options vested over various periods from quarterly to 4 years, with 830,000 options vesting immediately. These options expire on February 23, 2025.

On December 10, 2015, 1,718,750 of the unvested options were forfeited and on March 10, 2016, 1,281,250 of the unvested options expired. As a result, 2,070,000 unvested options were outstanding at April 30, 2017.

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated except for the Senior Executive Vice President of the Company. After the three-month timeframe occurred, and no employee exercised their related stock options, all 2,070,000 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the three months ended July 31, 2017.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

Effective June 10, 2016, the Company granted 1,910,000 options to purchase common stock to five employees. The exercise price is $0.31 per share and on the grant date, 102,500 of the options vested immediately and the remaining 1,807,500 options were vested in various stages over a three-year period.

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. After the three-month timeframe passed, and no employee exercised their related stock options, all 1,807,500 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the three months ended July 31, 2017.

Additionally, all 102,500 vested stock options were forfeited because they were not exercised during this three-month timeframe.

The following table summarizes employee and consultant stock option activity of the Company for the three months ended July 31, 2017:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2017	7,690,000	$0.22	7.90	$19,600
Forfeited resulting from termination	(6,450,000)	$—	—	—
Outstanding, July 31, 2017	1,240,000	$0.08	6.79	$132,000
Exercisable, July 31, 2017	1,090,000	$0.08	6.76	$292,775

Stock Warrants

There were no changes in stock warrants for the three months ended July 31, 2017 and the following table reflects stock warrants at July 31, 2017:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value
Outstanding, April 30, 2017	6,532,500	$0.25	1.79	$177,850
Outstanding, July 31, 2017	6,532,500	$0.25	1.54	$598,500
Exercisable, July 31, 2017	6,532,500	$0.25	1.54	$598,500

NOTE 5 – RELATED PARTY TRANSACTIONS

At July 31, 2017, a total of $1,860,000 is accrued for unpaid officer compensation and $93,279 of accrued employers share of payroll taxes is accrued related to the unpaid officer compensation. See Note 7 – Subsequent Events.

At July 31, 2017, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company is classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 2 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

At July 31, 2017, the Company has recorded $56,434 of accounts payable – related parties for Company related expenses. This includes $54,494 paid by the Senior Executive Vice President on behalf of the Company, $1,815 paid by the Company’s authorized in-house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit, which was recorded in other assets at April 30, 2017.

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

On August 28, 2017, the Company was served with a Motion for Final Judgment. The Landlord filed a Motion for Summary Judgment for back rent, attorney’s fees and foreclosure of a Landlord’s Lien. The Company responded, and the court granted the Motion as to liability for back rent without assessing an amount and denied the remainder of the Motion. As second Motion for Summary Judgment was filed as to the remaining issues. While pending, the parties reached a settlement on February 5, 2018. The terms of the settlement agreement included:

1.	The Company immediately gives up all right, title and interest to business equipment and office furniture in the premises;
2.	The Company immediately gives up all right, title and interest to its deposit in the sum of $11,918;
3.	The landlord will continue to store the Company’s football equipment until June 7, 2018;
4.	The Company will pay the landlord $40,000 on June 1, 2018 by TCA $40,000;
5.	If the Company makes the required $40,000 payment, then it will be entitled to possession of all its football equipment free of any landlord encumbrance and;
6.	If the Company fails to make the $40,000 payment, it shall relinquish all right, title and interest in the football equipment to the landlord.

Effective May 31, 2018, the landlord and the Company executed a first amendment to the February 5, 2018 settlement discussed above which specified:

a.	In lieu of making the payment of $40,000 on June 1, 2018, the Company will pay the landlord a $5,000 installment of the $40,000 payment on June 4. 2018;

b.	The Company will pay the landlord $503 on June 4, 2018, as reimbursement for an additional month of storage space rental; and

c.	The Company will pay the landlord the $35,000 balance of the original $40,000 payment on or before June 30, 2018.

d.	If the Company fails timely to make any payment specified above, the Company unconditionally and irrevocably transfers all right, title and interest in and to the football equipment in landlord’s possession and landlord may immediately dispose of same as it chooses.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

On June 4, 2018, the Company made the required $5,000 installment of the $40,000 payment and the $503 reimbursement for an additional month of storage space rental.

The Company is currently in discussions for new corporate headquarters.

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at July 31, 2017. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

Vendor Lawsuits

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying unaudited Balance Sheet at July 31, 2017.

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

The former CEO of the Company at that time, submitted the required $50,000 payment in a timely fashion to the trustee. However, on September 15, 2017, the trustee notified the Company that the payment made was returned for insufficient funds. The former CEO was given an opportunity by the trustee to rectify the issue with a valid payment on or before September 18, 2017, which payment did not occur. The trustee was willing to accept a $50,000 payment by the Company to settle the matter but is under no obligation to accept such payment and the trustee may pursue the full range of damages against Company. The Company has recorded accrued expenses of $50,000 for the potential settlement in the accompanying unaudited Balance Sheet at July 31, 2017.

On December 29, 2017, the trustee for H&J filed a second lawsuit against the Company and Jerry Craig, individually. The lawsuit requests damages for not consummating the settlement described above and for submission of an invalid $50,000 payment which was returned for insufficient funds. The Company has properly responded to the lawsuit in a timely manner. However, the former CEO did not respond in a timely manner and the Trustee moved for a Default Judgment against the former CEO only. On May 9, 2018, the Court denied the Trustee’s Motion and dismissed the second lawsuit against both the former CEO and the Company. As to the former CEO, the Court found that since he signed the check in a clearly designated representative capacity for the Company, he had no personal liability. As to the Company, the Court found that the first lawsuit was still ongoing and that any claims for the bad check should be brought by amending the first lawsuit to make the claims rather than in a second lawsuit.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

On May 16, 2018, the Court conducted a scheduling conference in which the Court granted leave to the Trustee to amend the pleadings to assert the bad check claims in the first lawsuit. The Court also gave the parties 90 days to conduct discovery. As of the date of this report, the Trustee has yet to file an amended pleading.

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016 representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at July 31, 2017. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at July 31, 2017. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,667. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying unaudited Balance Sheet at July 31, 2017. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

Unpaid Taxes and Penalties

At July 31, 2017, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at July 31, 2017. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $186,461, which is included as accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2017. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2017. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

Former Officers Compensation Waived

Effective December 4, 2017, the previous Chief Operating Officer of the Company executed an agreement waiving his right to $560,000 of compensation that was accrued by the Company at July 31, 2017. Additionally, the waiver stated that no further compensation since April 30, 2017 was due to the former officer. Accordingly, the Company will reduce accrued officer compensation by the $560,000 waiver in its future accounting records.

Effective December 4, 2017, the previous President of the Company executed an agreement waiving his right to $560,000 of compensation that was accrued by the Company at July 31, 2017. Additionally, the waiver stated that no further compensation since April 30, 2017 was due to the former officer. Accordingly, the Company will reduce accrued officer compensation by the $560,000 waiver in its future accounting records.

Convertible Promissory Note

On May 18, 2018, the Company received $75,000 of net proceeds for working capital purposes from the issuance of a $80,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $5,000. The terms include interest accrued at 8% annually and the principal and interest payable are payable in one year on May 18, 2019. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of Eighteen Percent (18%), from the due date thereof until the same is paid.

The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Percent (60%) of the of the lowest trade of the Common Stock during the ten (10) trading Days immediately preceding a conversion date.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

NOTE 7 – SUBSEQUENT EVENTS (Continued)

The promissory note contains customary affirmative and negative covenants of the Company. The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

The Company evaluated the secured convertible promissory note in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was a conversion option feature that should be bifurcated and accounted for as a derivative liability in the balance sheet at fair value. The initial valuation and recording of this derivative liability was $114,132 using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.02, conversion price $0.012, expected term of 1 year, expected volatility of 263% and discount rate of 0.82%. The initial $114,132 conversion option liability assumed that 6,666,667 shares would be issued upon conversion of the promissory note.

On the note issue date of May 18, 2018, the Company recorded the following debt discounts as offsets to the $80,000 promissory note and will be amortized over the one-year term of the promissory note: (1) debt issue costs of $5,000 and (2) conversion option liability of $75,000. As a result, the Company recorded a $39,132 of expense for the initial fair value of conversion option liability and recorded as a separate item in other income (expense).

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $79,439 and net cash used in operating activities of $249 for the three months ended July 31, 2017. Additionally, at July 31, 2017, the Company has a working capital deficit of $4,241,775, an accumulated deficit of $26,276,778 and a stockholders’ deficit of $4,241,775, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending July 31, 2017, compared to the three months ended July 31, 2016

For the three months ended July 31, 2017 and 2016, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in July/August 2018 of a training camp and abbreviated 2018 Developmental Season.

Total operating expenses for the three months ended July 31, 2017 were $71,271 as compared to total operating expenses for the three months ended July 31, 2016 of $1,832,611 or a change of $1,761,340. The decrease in expense from 2016 to 2017 was primarily from a $1,308,887 decrease in professional fees and a $406,697 decrease in salaries and wages. The decrease in professional fees from 2016 to 2017 was primarily from $758,808 for the issuance of stock warrants for prior consulting services with no comparable amount in 2017 and (2) $494,569 for the amortization of prepaid consulting services with no comparable amount in 2017. The $406,697 decrease in salaries and wages from 2016 to 2017 was primarily from the following with no comparable amount in 2017 (1) $225,000 for accrued officer compensation, (2) $17,212 for accrued officer payroll taxes, (3) $66,062 for common stock issued for employee services, (4) $57,101 for amortization of employee stock options and (5) $22,055 for amortization of common stock over vesting period.

Other income (expense) for the three months ended July 31, 2017 was $8,168 of expense compared to $48,976 of income for the three months ended July 31, 2016 or a change of $57,144. The reduction in income from 2016 to 2017 was primarily from $216,744 of gain from change in fair value of conversion option liability in 2016 with no comparable amount in 2017. This was offset by a $127,355 decrease in interest expense from 2016 to 2017 and a $34,980 of other income in 2017 with no comparable amount in 2016. The decrease in interest expense is primarily related to $138,631 for the amortization of debt discounts in 2016 as compared to $24,213 in 2017. The $34,980 of other income in 2017 is from an adjustment of a trade accounts payable balance.

Because of the above, we had a net loss of $79,439 as compared to a net loss of $1,783,635 for the three months ended July 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had zero cash at July 31, 2017 and our bank accounts had been closed. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Significant Accounting Policies and Estimates

Our Company’s accounting policies are more fully described in Note 1 to Financial Statements. As disclosed in Note 1 to the Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Related Party Transactions

See Note 5 to the Financial Statements included herein for additional description of related party transactions.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

1.	Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and Board of Directors approval. The Company has analyzed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

2.	Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution immediately: (i) our Company IT process should be strengthened as there is no disaster recovery plan, no server, and the company accounting records are maintained through a consultant. The Company should consider the purchase and implementation of a server and proper back-ups off site to ensure that accounting information is safeguarded; and (ii) our Company should take steps to implement a policies and procedures manual.

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

Plan of Operation

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

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Our anticipated launch is July/August 2018, consisting of a training camp and abbreviated 2018 Developmental Season. We anticipate a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

During July of 2017, we determined to reschedule our inaugural year of professional, spring-league football from spring of 2017 to spring 2019 due to a lack of adequate funding,

We expect we will need additional short-term financing as well as financing over the next 12 months in order position our Company for its anticipated launch in July/August 2018 of a training camp and abbreviated 2018 Developmental Season. Specifically, we will need to raise approximately $3 million between June and August 2018 and a subsequent raise and offerings of $20 million between September 2018 and March 2019, to cover our operating expenses for our 2019 full training camp and playing season in our designated cities.

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

Initially, Major League Football teams will operate in either existing collegiate or municipal stadiums during the spring and early summer season,

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

The main benefits of the program are:

•	Fans will find quality items at more favorable price points
•	Teams will gain more profit on each item, and stop tying up money on inventory they can’t properly sell.
•	More fans will be wearing and supporting the team and league branded merchandise, which is the number one way to brand outside the stadium

We also intend to develop private label products where we will feature products that are core fan favorites (hats, shirts, popular novelties and gifts, etc.) all manufactured at the highest level, and priced far below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre-ticketed and priced.

Timeline of Significant Events

•	In the spring of 2017, following failed efforts to obtain funding for the Company through agreements with Clairmont Capital, Asian Global Capital and Fidelity Capital and Consulting Services, LLC, the Company began to negotiate with a new investor, Jerry Craig, of Compass Creek Capital (hereinafter, “The Investor”.) On March 27, 2017, the parties entered into a Letter of Intent. The Letter of Intent reflected that Craig proposed to bring in funding of approximately $5,000,000 (Five Million Dollars) in the near term with an interim loan to address the Company’s pending expenses in a timely fashion.

•	At the time of the Letter of Intent, the Company was delinquent in its rent for its premises at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida. On April 19, 2017, the sum of $38,356 was wired by Kristina Craig, Jerry Craig’s wife, from an account at JP Morgan Chase Bank, to the account of MLFB’s landlord, TCA12 LLC, representing payment of the 3 months delinquent rent.

•	A $10,000 deposit was due with Premier Sports Campus, the facility where the Company planned to hold its training camp for the 2017 season. Senior Executive Vice President Frank Murtha originally paid the deposit. On June 19, 2017, Kristina Craig wired $10,000 to Murtha for reimbursement of the deposit.

•	The Company and Craig continued to negotiate, and those negotiations ultimately resulted in the Board approving and entering into a Securities Purchase Agreement (hereafter “SPA”) with Mr. Craig and Compass Creek Capital. On or about June 23, 2017 the Securities Purchase was executed by Mr. Craig/Compass Creek and the Company, The Securities Purchase Agreement called for payment of $3,000,000 on or before June 30, 2017, said funds being used to purchase 42,857,143 shares of Series A Preferred stock. In conjunction with the purchase of the stock, the SPA also provided for the appointment of Mr. Craig to the Board of Directors and as Chief Executive Officer. The SPA also gave Compass Creek Capital the option to purchase up to 171,428,571 additional shares of Series A preferred stock.

•	On June 23, 2017, Michael Queen resigned his position from the Board of Directors and as Executive Vice President of Finance of Major League Football. On July 20, 2017, Wesley Chandler resigned his position from the Board of Directors and as President. On July 21, 2017, Rick Smith resigned his position from the Board of Directors and as Chief Operating Officer. On July 21, 2017, Craig called for Ivory Sully to resign his position as Vice President of Branding and Licensing. With these resignations, Jerry Craig became the sole Director and Officer.

•	On June 23, 2017, David Bovi resigned his position as counsel for Major League Football.

•	On June 28, 2017, Mr. Craig appointed himself as President and Frank Murtha was appointed Senior Executive Vice President and Special Advisor and Counsel to the president.

•	Effective at the end of the reporting period, the only officers were Jerry C. Craig and Frank J. Murtha and the only member of the Board of Directors was Jerry C. Craig.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football- This is an adversary proceeding arising out of a contract for ticketing services between the Debtor in Bankruptcy, H&J Ventures d/b/a Turnstiles, and Major League Football. The suit was filed on March 31, 2017 and a summons was issued on April 3, 2017 and subsequently served on the Company. The Company retained counsel, Robert J. Basil, and an answer was timely filed on May 20,2017. Discovery was served by the Company to the Plaintiff. A mediation order was entered on June 1, 2017 directing the parties to participate in mediation. The mediation was scheduled for August 24, 2017. A Scheduling Order was entered on June 21, 2017. The Trustee, pursuant to the Court’s scheduling order, filed its Rule 26 mandatory disclosures on July 21, 2017.

See Note 6 to the Financial Statements, “Commitments and Contingencies,” included herein for additional description of legal matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Date	Security

6/28/17	42,857,143 Class A Preferred Securities purportedly sold to newly designated president

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

Exhibit No.	Description
10.1	Letter of Intent by Jerry Craig of Compass Creek Capital
10.2	Securities Purchase Agreement executed by Compass Creek Capital
31	Certification by the Sole Principal Senior Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32	Certification by the Sole Principal Senior Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

June 11, 2018	By:	/s/ Francis J. Murtha
Francis J. Murtha, Senior Executive Vice President Principal Executive Officer

