Form 10-Q
period 2017-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2018-06-11
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4.	Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 6.	Exhibits	9

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS (Unaudited)	F-3

STATEMENTS OF CASH FLOWS (Unaudited)	F-4-F-5

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)	F-6-F-20

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At October 31, 2017	At April 30, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-	$249
Prepaid legal	7,500	7,500
Prepaid audit	14,500	-
Prepaid consulting	-	83
TOTAL CURRENT ASSETS	22,000	7,832

Furniture, fixtures and equipment, net	-	2,494

TOTAL ASSETS	$22,000	$10,326

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,541,290	$1,376,150
Accounts payable - related parties	60,989	49,294
Accrued officer compensation	1,860,000	1,860,000
Accrued expenses	242,696	233,820
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory note, net of debt discounts	100,000	145,787
Notes payable	230,000	230,000
Notes payable, related parties	2,300	2,300
Accrued officer payroll taxes	93,279	93,279
Accrued interest	92,980	74,113

TOTAL CURRENT LIABILITIES	4,383,688	4,224,897

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
Series A designated 7,500,000 shares and remainder undesignated;
No shares issued and outstanding at
October 31, 2017 and April 30, 2017, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
56,999,488 and 54,416,295 shares issued and outstanding at
October 31, 2017 and April 30, 2017, respectively	56,999	54,416
Common stock issuable	-	400
Additional paid-in capital	22,004,834	21,927,952
Accumulated deficit	(26,423,521)	(26,197,339)

TOTAL STOCKHOLDERS’ DEFICIT	(4,361,688)	(4,214,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,000	$10,326

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Operating Expenses
Salaries and wages	$-	$767,864	$900	$1,175,461
Professional fees	130,886	274,618	156,011	1,608,630
Insurance	-	1,703	-	1,703
General and administrative	4,555	212,411	49,801	303,413
Total Operating Expenses	135,441	1,256,596	206,712	3,089,207

Operating Loss	(135,441)	(1,256,596)	(206,712)	(3,089,207)

Other Income (Expense)
Tax penalties and interest	(4,471)	(4,211)	(8,876)	(8,375)
Write-off of furniture, fixtures and equipment	-	-	(2,494)	-
Other income	-	-	34,980	-
Interest expense	(6,831)	(166,123)	(43,080)	(329,727)
Gain from change in fair value of conversion option liability	-	(150,983)	-	65,761
Total Other Income (Expense)	(11,302)	(321,317)	(19,470)	(272,341)

Net Loss	$(146,743)	$(1,577,913)	$(226,182)	$(3,361,548)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.03)	$(0.00)	$(0.08)

Weighted Average Shares - Basic and Diluted	55,698,734	45,712,599	56,405,575	43,642,644

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	October 31, 2017	October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,182)	$(3,361,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	232
Write-off of furniture, fixtures and equipment	2,494	-
Gain from waiver of accrued officer compensation and related payroll taxes	-	-
Amortization of prepaid consulting over service period	-	620,839
Issuance of common stock to employees for services	900	72,002
Amortization of common stock issued for employee services over vesting period	-	129,042
Amortization of stock options issued for employee services over vesting period	-	642,886
Revaluation of stock options issued for consulting services over service period	8,165	(106,548)
Issuance of stock warrants for consulting services	-	828,549
Amortization of debt discount on convertible secured promissory note	-	277,261
Amortization of debt discount on convertible unsecured promissory note	-	16,804
Amortization of debt discount on stock warrant issued for forbearance agreement	11,829	-
Amortization of debt discount on common stock issued for forbearance agreement	12,384	-
Gain from change in fair value of conversion option liability	-	(65,761)
Issuance of common stock to consultant for resolution of warrant exercise price	-	41,337
Changes in operating assets and liabilities:
Prepaid audit	(14,500)	-
Prepaid consulting	83	(105)
Accounts payable	165,140	204,113
Accounts payable - related parties	11,695	6,646
Accrued officer compensation	-	450,000
Accrued expenses	8,876	(24,081)
Accrued officer payroll taxes	-	34,145
Accrued interest	18,867	35,662
Net cash used in operating activities	(249)	(198,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	-	225,000
Net cash provided by financing activities	-	225,000

NET INCREASE (DECREASE) IN CASH	(249)	26,475
CASH - BEGINNING OF PERIOD	249	3,799
CASH - END OF PERIOD	$-	$30,274

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the	For the
	Six Months Ended	Six Months Ended
	October 31, 2017	October 31, 2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for Income Taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to employees previously unvested	$8,165	$3,750
Cashless exercise of stock warrant for consulting services	$-	$13,000
Cashless exercise of stock warrant for consulting services from related party	$10,000	$-
Change in conversion option liability for partial conversions of convertible secured promissory note	$-	$38,540
Conversion of convertible secured promissory note	$70,000	$45,000

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $226,182 and net cash used in operating activities of $249 for the six months ended October 31, 2017. Additionally, at October 31, 2017, the Company has a working capital deficit of $4,361,688, an accumulated deficit of $26,423,521 and a stockholders’ deficit of $4,361,688, which could have a material impact on the Company’s financial condition and operations.

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

OCTOBER 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as filed with the SEC on April 25, 2018. The interim operating results for the six months ending October 31, 2017 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2017 and April 30, 2017.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2017 and April 30, 2017, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

Because of a lawsuit settlement on February 5, 2018 (See Note 6 – Commitments and Contingencies), the Company immediately gives up all right, title and interest to business equipment and office furniture in its previous Florida corporate office premises. Accordingly, during the six months ended October 31, 2017, the Company expensed $2,494 for the write-off of the remaining net book value of the furniture, fixtures and equipment. For the six months ended October 31, 2017 and 2016, the Company recorded $0 and $232 of depreciation expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

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

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the six months ended October 31, 2017 or 2016, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the six months ended October 31, 2017 or 2016, respectively.

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and the Company’s diluted EPS excludes all dilutive potential common shares because their effect is anti-dilutive. At October 31, 2017, there were options to purchase 1,240,000 shares of the Company’s common stock, 6,532,400 warrants to purchase shares of the Company’s common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 3,308,060 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

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

NOTE 2 – DEBT

	October 31, 2017	April 30, 2017
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at April 30, 2017 and 2016. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through October 31, 2017, the Company has accrued $12,692 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2017, the Company has accrued $563 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000 and (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at October 31, 2017. Through October 31, 2017, the Company has accrued $6,647 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2017, the Company has accrued $1,314 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2017, the Company has accrued $217 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 2 – DEBT (CONTINUED)

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2017, the Company has accrued $1,308 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2017, the Company has accrued $864 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

	October 31, 2017	April 30, 2017
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$2,300	$2,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at October 31, 2017, recorded as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 5 – Related Party Transactions.

	October 31, 2017	April 30, 2017
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. Through October 31, 2017, the Company has accrued $3,876 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying unaudited Balance Sheet. The unsecured convertible promissory note is in default at October 31, 2017 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

	October 31, 2017	April 30, 2017
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$100,000	$170,000

Less: debt discount	-	(24,213)

Total Convertible Secured Notes Payable, net of debt discount	$100,000	$145,787

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 2 – DEBT (CONTINUED)

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. At October 31, 2017, $65,498 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

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

The Company evaluated the warrant and determined that there was no derivative treatment required as the warrant contained a fixed exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the outstanding principal of the note ($215,000) and the warrant on March 9, 2017 utilizing the Black Scholes Pricing Model for the warrant. The Company allocated $28,015 to the warrant which was recorded as a debt discount with an offset to additional paid in capital in the accompanying unaudited Balance Sheet.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 2 – DEBT (CONTINUED)

From May 1, 2017 through October 31, 2017, the Company recorded amortization of the remaining debt discount of $24,213 to interest expense in the accompanying unaudited Statement of Operations in amounts of (1) $11,829 against the warrant relative fair value $12,384 against the common stock relative fair value. As a result, the debt discount has been amortized in full at October 31, 2017.

From March 9, 2016 through April 30, 2017, the lender elected to convert $380,000 of the principal amount of the note into 5,409,226 shares of common stock resulting in a note balance of $170,000 at April 30, 2017.

From May 1, 2017 through October 31, 2017, the lender elected to convert $70,000 of the principal amount of the note into 2,168,193 shares of common stock resulting in a note balance of $100,000 at October 31, 2017.

NOTE 3 – STOCK

Common Stock:

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. At October 31, 2017, 56,999,488 shares were issued and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares.

The 1,500,000 unvested shares were valued at $0.05 per share or $75,000 and were being amortized to compensation expense over the vesting period with an unamortized balance of $44,896 at April 30, 2017. Because of the termination discussion above, the Company recorded no compensation expense for the six months ended October 31, 2017 and will no longer record any further compensation expense related to the unvested shares and will pursue the return of the 1,500,000 unvested shares held by the employees that should be returned to treasury.

Common Stock Issued

On May 8, 2017, the Company issued 15,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.05 per share on the date of grant, or $900 and was classified as stock compensation expense for the six months ended October 31, 2017 in the accompanying unaudited Statement of Operations.

On June 5, 2017, the Company issued 400,000 shares of common stock to a consultant that exercised 400,000 warrants at an exercise price of $0.01 or $4,000 of consideration. The shares were recorded by the Company as Common Stock Issuable at April 30, 2017 because the Company had signed the documentation in April 2017.

From May 1, 2017 through August 1, 2017, the lender of a convertible secured promissory, elected to exercise their right to convert on several dates during the above period, an aggregate amount of $70,000 of convertible secured promissory note resulting in a $100,000 balance at October 31, 2017 (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Prices ranging from $0.03 to $0.04 per share on the respective conversion dates, the Company issued 2,168,193 shares of common stock to the lender.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

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

On September 5, 2017, Compass Creek Capital, Inc. (“CCC”), controlled by Jerry C. Craig, the Company’s CEO, supplied documents to the Company which it represented demonstrated a deposit of $3 million into the Company’s bank account pursuant to a Purchase Agreement executed on or about June 22, 2017. Per the terms of the agreement, the Company was to grant CCC 42,857,143 shares of the Company’s Series A convertible preferred stock at .001 par value. This stock has the same powers, preferences and rights and the qualifications, limitations or restrictions as the common stock. The Company issued the convertible preferred stock in a nonpublic offering pursuant to Regulation D. With the shares owned by CCC, it would hold a significant ownership of the total outstanding stock. In addition to the Convertible Preferred Shares directly owned by CCC, the Company granted to CCC, an option to purchase 171,428,571 of the Company’s Series A convertible preferred stock at $.07.

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

OCTOBER 31, 2017

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

All employees and consultants holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. Both stock option plans state that when an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination. Because the three-month timeframe occurred, and no employee exercised their related stock options, the Company has calculated that 1,250,000 of the 2,000,000 remaining stock options from above have been forfeited. The remaining 750,000 stock options are held by the Senior Executive Vice President of the Company and re-measured at October 31, 2017 and recorded $8,165 of consulting expense during the six months ended October 31, 2017 in the accompanying unaudited Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of October 31, 2017)	$0.04
Exercise Price	$0.05
Expected Remaining Term	6.70 years
Volatility	79%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.13%

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

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. After the three-month timeframe occurred, and no employee exercised their related stock options, all 2,070,000 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the six months ended October 31, 2017.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

Effective June 10, 2016, the Company granted 1,910,000 options to purchase common stock to five employees. The exercise price is $0.31 per share and on the grant date, 102,500 of the options vested immediately and the remaining 1,807,500 options were vested in various stages over a three-year period.

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. After the three-month timeframe passed, and no employee exercised their related stock options, all 1,807,500 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the six months ended October 31, 2017.

Additionally, all 102,500 vested stock options were forfeited because they were not exercised during this three-month timeframe.

The following table summarizes employee and consultant stock option activity for the six months ended October 31, 2017:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2017	7,690,000	$0.22	7.90	$19,600
Forfeited resulting from termination	(6,450,000)	$—	—	—
Outstanding, October 31, 2017	1,240,000	$0.08	6.53	$—
Exercisable, October 31, 2017	1,090,000	$0.08	6.51	$—

Stock Warrants

There were no changes in stock warrants for the six months ended October 31, 2017 and the following table reflects stock warrants at October 31, 2017:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value
Outstanding, April 30, 2017	6,532,500	$0.25	1.79	$177,850
Outstanding, October 31, 2017	6,532,500	$0.25	1.29	$111,500
Exercisable, October 31, 2017	6,532,500	$0.25	1.29	$111,500

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 5 – RELATED PARTY TRANSACTIONS

At July 31, 2017, a total of $1,860,000 is accrued for unpaid officer compensation and $93,278 is also accrued for employers share of payroll taxes related to the unpaid officer compensation. See Note 7 – Subsequent Events.

At October 31, 2017, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company is classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 2 – Debt.

At October 31, 2017, the Company has recorded $60,989 of accounts payable – related parties for Company related expenses. This includes $59,050 paid by the Senior Executive Vice President on behalf of the Company, $1,815 paid by the Company’s authorized in-house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company.

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

On August 28, 2017, the Company was served with a Motion for Final Judgment. The Landlord filed a Motion for Summary Judgment for back rent, attorney’s fees and foreclosure of a Landlord’s Lien. The Company responded, and the court granted the Motion as to liability for back rent without assessing an amount and denied the remainder of the Motion. A second Motion for Summary Judgment was filed as to the remaining issues. While pending, the parties reached a settlement on February 5, 2018. The terms of the settlement agreement included:

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Vendor Lawsuits

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying unaudited Balance Sheet at October 31, 2017.

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

The former CEO of the Company at that time, submitted the required $50,000 payment in a timely fashion to the trustee. However, on September 15, 2017, the trustee notified the Company that the payment made was returned for insufficient funds. The former CEO was given an opportunity by the trustee to rectify the issue with a valid payment on or before September 18, 2017, which payment did not occur. The trustee was willing to accept a $50,000 payment by the Company to settle the matter but is under no obligation to accept such payment and the trustee may pursue the full range of damages against Company. The Company has recorded accrued expenses of $50,000 for the potential settlement in the accompanying unaudited Balance Sheet at October 31, 2017.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

On December 29, 2017, the trustee for H&J filed a second lawsuit against the Company and the former CEO, individually. The lawsuit requests damages for not consummating the settlement described above and for submission of an invalid $50,000 payment which was returned for insufficient funds. The Company has properly responded to the lawsuit in a timely manner. However, the former CEO did not respond in a timely manner and the Trustee moved for a Default Judgment against the former CEO only. On May 9, 2018, the Court denied the Trustee’s Motion and dismissed the second lawsuit against both the former CEO and the Company. As to the former CEO, the Court found that since he signed the check in a clearly designated representative capacity for the Company, he had no personal liability. As to the Company, the Court found that the first lawsuit was still ongoing and that any claims for the bad check should be brought by amending the first lawsuit to make the claims rather than in a second lawsuit.

On May 16, 2018, the Court conducted a scheduling conference in which the Court granted leave to the Trustee to amend the pleadings to assert the bad check claims in the first lawsuit. The Court also gave the parties 90 days to conduct discovery. As of the date of this report, the Trustee has yet to file an amended pleading.

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at October 31, 2017. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at October 31, 2017. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying unaudited Balance Sheet at October 31, 2017. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

Unpaid Taxes and Penalties

At October 31, 2017, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at October 31, 2017. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $190,932, which is included as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2017. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2017. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

NOTE 7 – SUBSEQUENT EVENTS

Former Officers Compensation Waived

Effective December 4, 2017, the previous Chief Operating Officer of the Company executed an agreement waiving his right to $560,000 of compensation that was accrued by the Company at October 31, 2017. Additionally, the waiver stated that no further compensation since April 30, 2017 was due to the former officer. Accordingly, the Company will reduce accrued officer compensation by the $560,000 waiver in its future accounting records.

Effective December 4, 2017, the previous President of the Company executed an agreement waiving his right to $560,000 of compensation that was accrued by the Company at October 31, 2017. Additionally, the waiver stated that no further compensation since April 30, 2017 was due to the former officer. Accordingly, the Company will reduce accrued officer compensation by the $560,000 waiver in its future accounting records.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2017

NOTE 7 – SUBSEQUENT EVENTS (Continued)

The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Percent (60%) of the lowest trade of the Common Stock during the ten (10) trading Days immediately preceding a conversion date.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $226,182 and net cash used in operating activities of $249 for the six months ended October 31, 2017. Additionally, at October 31, 2017, the Company has a working capital deficit of $4,361,688, an accumulated deficit of $26,423,521 and a stockholders’ deficit of $4,361,688, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending October 31, 2017, compared to the three months ended October 31, 2016

For the three months ended October 31, 2017 and 2016, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in July/August 2018 of a training camp and shortened 2018 Developmental Season.

Total operating expenses for the three months ended October 31, 2017 were $135,441 as compared to total operating expenses for the three months ended October 31, 2016 of $1,256,596, or a decrease of $1,121,155. The decrease in other expense from 2016 to 2017 was primarily from a $767,864 decrease in salaries and wages and a $143,732 decrease in professional fees. The $767,864 decrease in salaries and wages from 2016 to 2017 was primarily from the following with no comparable amount in 2017 (1) $585,785 for amortization of employee stock options, (2) $225,000 for accrued officer compensation, (3) $106,987 for amortization of common stock over vesting period, (4) $16,933 for accrued officer payroll taxes and (5) $5,940 for common stock issued for employee services. The decrease in professional fees from 2016 to 2017 was primarily from $69,741 for the issuance of stock warrants for prior consulting services with no comparable amount in 2017 and (2) $126,270 for the amortization of prepaid consulting services with no comparable amount in 2017.

Other income (expense) for the three months ended October 31, 2017 was $11,302 of expense compared to $321,317 of expense for the three months ended October 31, 2016, or a decrease in expense of $310,015. The decrease in other expense from 2016 to 2017 was primarily from a $159,282 decrease in interest expense and $150,983 of expense from the change in fair value of a conversion option liability for 2016 with no comparable amount in 2017. The decrease in interest expense was primarily from a $147,032 decrease for the amortization of debt discounts related to a convertible secured promissory note.

Because of the above, we had net losses of $146,743 and $1,577,913 for the three months ended October 31, 2017 and 2016, respectively.

Six months ending October 31, 2017, compared to the six months ended October 31, 2016

For the six months ended October 31, 2017 and 2016, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in July/August 2018 of a training camp and shortened 2018 Developmental Season.

Total operating expenses for the six months ended October 31, 2017 were $206,712 as compared to total operating expenses for the six months ended October 31, 2016 of $3,089,207, or a decrease of $2,880,792. The decrease in expense from 2016 to 2017 was primarily from a $1,452,619 decrease in professional fees and $1,174,561 decrease in salaries and wages. The decrease in professional fees from 2016 to 2017 was primarily from $828,549 for the issuance of stock warrants for prior consulting services with no comparable amount in 2017 and (2) $620,839 for the amortization of prepaid consulting services with no comparable amount in 2017. The $1,174,561 decrease in salaries and wages from 2016 to 2017 was primarily from the following with no comparable amount in 2017 (1) $450,000 for accrued officer compensation, (2) $34,145 for accrued officer payroll taxes, (3) $72,002 for common stock issued for employee services, (4) $642,886 for amortization of employee stock options and (5) $129,042 for amortization of common stock over vesting period.

Other income (expense) for the six months ended October 31, 2017 was $19,470 of expense compared to $272,341 of expense for the six months ended October 31, 2016, or a decrease in expense of $252,871. The decrease was primarily from a $286,486 decrease in interest expense. The decrease in interest expense was primarily from a $269,852 decrease for the amortization of debt discounts related to a convertible secured promissory note. The decrease in other expense was offset by a $65,761 of gain from change in fair value of conversion option liability in 2016 with no comparable amount in 2017.

Because of the above items, we had a net loss of $226,182 and a net loss of $3,361,548 for the six months ended October 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had zero cash at October 31, 2017 and our bank accounts had been closed. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Significant Accounting Policies and Estimates

Our Company’s accounting policies are more fully described in Note 1 to the Financial Statements. As disclosed in Note 1 to the Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Related Party Transactions

See Note 5 to the Financial Statements included herein for additional description of related party transactions.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

MLFB Market Opportunity

Major League Football intends to establish a brand that is fan-friendly, exciting, affordable and interactive, but most importantly provides consumers real value for their sports dollars. MLFB will underscore the fans’ access to team members, coaches, league officials and other fans, something no other existing or previous football league has ever delivered to its viewing audience. Although Major League Football’s ticket pricing will be a fraction of the established professional leagues (NBA, MLB, NHL and NFL), its ultimate goal will be to offer its fans an incomparable value-added experience for their entertainment dollar.

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

The main benefits of the program are:

•	Fans will find quality items at more favorable price points
•	Teams will gain more profit on each item and stop tying up money on inventory they can’t properly sell.
•	More fans will be wearing and supporting the team and league branded merchandise, which is the number one way to brand outside the stadium

We also intend to develop private label products where we will feature products that are core fan favorites (hats, shirts, popular novelties and gifts, etc.) all manufactured at the highest level, and priced far below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre-ticketed and priced.

Timeline of Significant Events

•	On August 3, 2017, a lawsuit was filed by Interactive Liquid, LLC (“Interactive”), against Major League Football in the Court of Common Pleas of Lehigh County, Pennsylvania. The claims were for Breach of Contract, Account Stated, and Quantum Meruit. The basis for claims was that Interactive had provided services in conjunction with logo design and website development and that a balance was due and owing by the Company in conjunction with those services. The Complaint sought total damages in the sum of 153,015.83. Counsel was retained by the Company and an answer was timely filed.

•	On August 2, 2017, the Company sent a letter to its former Counsel David M. Bovi, demanding that he turn over his file on the Company. On that same date Bovi responded by refusing to turn over his file unless and until he was paid the approximate sum of $220,000 which he contended he was owed for past services rendered. Subsequently, Mr. Bovi made an additional claim for $19, 453.09 in interest on said sum. Bovi indicated he was asserting a retaining lien under Florida law over his file contents and would not release his file to the Company until said sums were paid. Various follow-up communications were directed to Bovi by the Company objecting to Bovi’s position and demanding production of the file. Bovi has yet to turn over the file.

•	On August 24, 2017, the Company participated in a mandatory mediation in the John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football case. With the express written authority of then President and CEO Jerry Craig, a settlement agreement was reached in which the Company agreed to pay the sum of $50,000 to the Trustee on or before September 7. After receiving an extension of time, Craig personally signed and transmitted a check to the Trustee and the Trustee acknowledged receipt of the check on September 9, 2017. On September 15, 2017, the Trustee advised that the draft issued by Craig was returned for lack of funds. Craig was given until close of business on September 15, 2017 to transmit a photo of a valid cashiers or bankers check along with a tracking envelope to be delivered to the Trustee’s office on Monday, September 18. Craig failed to provide the requested evidence of payment in a timely fashion and ultimately never provided the settlement funds to the Trustee.

•	On September 5, 2017, Craig submitted documents to the Company purporting to show the deposit of $3,000,000 in a bank account in the name of the Company on which he and his wife Kris Craig were the sole signatories.

•	On September 5, 2017, in conjunction with a previous consent order, and due to the Company’s failure to timely pay rent, the Company’s landlord, TCA12, LLC, obtained possession of the Company’s business offices located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida.

•	On September 29, 2017, after the funds from the purported deposit of September 5, 2017 could not be confirmed as having been deposited in the Company’s account, Craig submitted documents purporting to show a transfer of the September 5, 2017 funds to another account Craig had opened in the Company’s name.

•	On October 4, 2017, the Company purported to terminate Frank Murtha.

•

On October 13, 2017, the Company notified its sole Director and Officer Jerry Craig that he was in breach of the Securities Purchase Agreement. The Company was never able to establish that funds had been deposited into the accounts reflected in the documents supplied by Craig, and, accordingly, that the funds were or had been made available for payment of outstanding and current liabilities of the Company, or that the funds would remain in a company account.

•	On October 13, 2017, Jerry C. Craig, sole Director and Officer, stated his belief that the Securities Purchase Agreement was null and void, based upon his claim that Compass Creek Capital had been unable to complete the necessary due diligence. Jerry C. Craig believed this negated his obligation to pay the required funds called for by the Securities Purchase Agreement. His failure to pay the funds terminated his purported election to the Board and appointment as CEO. Kris Craig, an officer of the Company and spouse of Jerry C. Craig, submitted her resignation on Saturday, October 14, 2017.

•

On October 25, 2017, TCA12 filed a Motion for Summary Judgment in the case of TCA12, LLC, a Florida limited liability company v. Major League Football, Inc seeking a judgment for $122,194 in past due rent, foreclosure on a landlord lien allowing the sale of the Company’s property, and a judgment for attorney’s fees.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Interactive Liquid, LLC v. Major League Football, Inc. On August 3, 2017, a lawsuit was filed by Interactive Liquid, LLC (“Interactive”) against Major League Football in the Court of Common Pleas of Lehigh County, Pennsylvania. The claims were for Breach of Contract, Account Stated, and Quantum Meruit. Interactive’s basis for claims was that Interactive had provided services in conjunction with logo design and website development and that a balance was due and owing by the Company in conjunction with those services. The Complaint sought total damages in the sum of $153,016. Counsel was retained by the Company and an answer was timely filed.

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc. On September 5, 2017, in conjunction with a previous consent order, and due to the Company’s failure to timely pay rent, the Company’s landlord, TCA12, LLC, obtained possession of the Company’s business offices located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida. On October 25, TCA12 filed a Motion for Summary Judgment seeking a judgment for $122,194 in past due rent, foreclosure on a landlord lien allowing the sale of the Company’s property, and a judgment for attorney’s fees.

See Note 6 to the Financial Statements, “Commitments and Contingencies,” included herein for additional description of legal matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Date	Security

October 2017	All 42 million shares reverted back to MLFB upon Craig’s resignation and failure to demonstrate payment for the shares.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6. Exhibits.

The following exhibits are included herein:

31	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Sole Principal Senior Executive Officer of the Company.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

June 11, 2018	By:	/s/ Francis J. Murtha
Francis J. Murtha, Senior Executive Vice President Principal Executive Officer

