Form 10-Q
period 2018-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2018-06-11
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

TABLE OF CONTENTS

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 4.	Controls and Procedures	5

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6.	Exhibits	10

2

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

January 31, 2018

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS (Unaudited)	F-3

STATEMENTS OF CASH FLOWS (Unaudited)	F-4 – F-5

CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)	F-6-F–20

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At January 31, 2018	At April 30, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$-	$249
Prepaid legal	7,500	7,500
Prepaid audit	14,500	-
Prepaid consulting	-	83
TOTAL CURRENT ASSETS	22,000	7,832

Furniture, fixtures and equipment, net	-	2,494

TOTAL ASSETS	$22,000	$10,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,565,063	$1,376,150
Accounts payable - related parties	57,066	49,294
Accrued officer compensation	740,000	1,860,000
Accrued expenses	247,234	233,820
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory note, net of debt discounts	100,000	145,787
Notes payable	230,000	230,000
Notes payable, related parties	2,300	2,300
Accrued officer payroll taxes	37,111	93,279
Accrued interest	99,813	74,113

TOTAL CURRENT LIABILITIES	3,238,741	4,224,897

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 50,000,000 shares authorized;
Series A designated 7,500,000 shares and remainder undesignated;
No shares issued and outstanding at
January 31, 2018 and April 30, 2017, respectively	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized;
57,999,488 and 54,416,295 shares issued and outstanding at
January 31, 2018 and April 30, 2017, respectively	57,999	54,416
Common stock issuable	-	400
Additional paid-in capital	22,011,364	21,927,952
Accumulated deficit	(25,286,104)	(26,197,339)

TOTAL STOCKHOLDERS' DEFICIT	(3,216,741)	(4,214,571)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,000	$10,326

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Operating Expenses
Salaries and wages	$-	$234,452	$900	$1,409,913
Professional fees	21,303	110,120	177,314	1,718,750
Insurance	-	7,578	-	9,281
General and administrative	6,077	151,454	55,878	454,867
Total Operating Expenses	27,380	503,604	234,092	3,592,811

Operating Loss	(27,380)	(503,604)	(234,092)	(3,592,811)

Other Income (Expense)
Tax penalties and interest	(4,538)	(4,275)	(13,414)	(12,650)
Write-off of furniture, fixtures and equipment	-	-	(2,494)	-
Gain from waiver of accrued officer's compensation	1,176,168	-	1,176,168	-
Other income	-	-	34,980	-
Interest expense	(6,833)	(165,953)	(49,913)	(495,680)
Loss from change in fair value of conversion option liability	-	(351,196)	-	(285,435)
Total Other Income (Expense)	1,164,797	(521,424)	1,145,327	(793,765)

Net Income (Loss)	$1,137,417	$(1,025,028)	$911,235	$(4,386,576)

Basic Net Income (Loss) Per Share	$0.02	$(0.02)	$0.02	$(0.10)
Diluted Net Income (Loss) Per Share	$0.02	$(0.02)	$0.01	$(0.10)

Weighted Average Shares - Basic	55,698,734	47,442,045	56,861,767	44,880,110
Weighted Average Shares - Diluted	69,474,473	47,442,045	68,412,839	44,880,110

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$911,235	$(4,386,576)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	-	348
Write-off of furniture, fixtures and equipment	2,494	-
Gain from waiver of accrued officer compensation and related payroll taxes	(1,176,168)	-
Amortization of prepaid consulting over service period	-	639,864
Issuance of common stock to employees for services	900	72,002
Amortization of common stock issued for employee services over vesting period	-	138,494
Amortization of stock options issued for employee services over vesting period	-	709,121
Revaluation of stock options issued for consulting services over service period	5,695	(87,256)
Issuance of stock warrants for consulting services	-	828,549
Amortization of debt discount on convertible secured promissory note	-	415,890
Amortization of debt discount on convertible unsecured promissory note	-	25,206
Amortization of debt discount on stock warrant issued for forbearance agreement	11,829	-
Amortization of debt discount on common stock issued for forbearance agreement	12,384	-
Loss from change in fair value of conversion option liability	-	285,435
Issuance of common stock to consultant for resolution of warrant exercise price	-	41,337
Changes in operating assets and liabilities:
Prepaid legal	-	(7,500)
Prepaid audit	(14,500)	-
Prepaid consulting	83	(105)
Accounts payable	188,913	271,888
Accounts payable - related parties	17,772	6,646
Accrued officer compensation	-	675,000
Accrued expenses	13,414	(19,806)
Accrued officer payroll taxes	-	40,198
Advances		61,000
Accrued interest	25,700	54,584
Net cash used in operating activities	(249)	(235,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	-	225,000
Proceeds from issuance of common stock	-	61,000
Repayment of notes payable	-	(25,000)
Repayment of notes payable to related parties		(5,000)
Net cash provided by financing activities	-	256,000

NET INCREASE (DECREASE) IN CASH	(249)	20,319
CASH - BEGINNING OF PERIOD	249	3,799
CASH - END OF PERIOD	$-	$24,118

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	January 31, 2018	January 31, 2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercise of common stock to employees previously unvested	$5,695	$3,750
Cashless exercise of stock warrant for consulting services	$-	$13,000
Cashless exercise of stock warrant for consulting services from related party	$10,000	$-
Change in conversion option liability for partial conversions of convertible secured promissory note	$-	$151,364
Conversion of convertible secured promissory note	$70,000	$195,000

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and net cash used in operating activities of $249 for the nine months ended January 31, 2018. Although the Company had net income of $911,235, this amount included $1,176,168 of income from the waiver of two former officers accrued compensation and related payroll taxes. Without this adjustment, the Company would have had a net loss of $264,933. Additionally, at January 31, 2018, the Company has a working capital deficit of $3,216,741, an accumulated deficit of $25,286,104 and a stockholders' deficit of $3,216,741, which could have a material impact on the Company's financial condition and operations.

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

JANUARY 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as filed with the SEC on April 25, 2018. The interim operating results for the nine months ending January 31, 2018 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2018 and April 30, 2017.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2018 and April 30, 2017, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

Because of a lawsuit settlement on February 5, 2018 (See Note 6 – Commitments and Contingencies), the Company immediately gives up all right, title and interest to business equipment and office furniture in its previous Florida corporate office premises. Accordingly, during the nine months ended January 31, 2018, the Company expensed $2,494 for the write-off of the remaining net book value of the furniture, fixtures and equipment. For the nine months ended January 31, 2018 and 2017, the Company recorded $0 and $348 of depreciation expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

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

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the nine months ended January 31, 2018 or 2017, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the nine months ended January 31, 2018 and 2017, respectively.

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and the Company’s diluted EPS excludes all dilutive potential common shares because their effect is anti-dilutive. At January 31, 2018, there were options to purchase 1,240,000 shares of the Company’s common stock, 5,532,400 warrants to purchase shares of the Company's common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 4,761,905 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

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

NOTE 2 – DEBT

	January 31, 2018	April 30, 2017
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at April 30, 2017 and 2016. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through January 31, 2018, the Company has accrued $14,709 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through January 31, 2018, the Company has accrued $664 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000 and (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at January 31, 2018. Through January 31,2018, the Company has accrued $7,353 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through January 31, 2018, the Company has accrued $1,617 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through January 31, 2018, the Company has accrued $268 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 2 – DEBT (CONTINUED)

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through January 31, 2018, the Company has accrued $1,611 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through January 31, 2018, the Company has accrued $1,065 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

	January 31, 2018	April 30, 2017
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$2,300	$2,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at January 31, 2018, recorded as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 5 – Related Party Transactions.

	January 31, 2018	April 30, 2017
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. Through January 31, 2018, the Company has accrued $4,506 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying unaudited Balance Sheet. The unsecured convertible promissory note is in default at January 31, 2018 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

	January 31, 2018	April 30, 2017
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$100,000	$170,000

Less: debt discount	-	(24,213)

Total Convertible Secured Notes Payable, net of debt discount	$100,000	$145,787

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 2 – DEBT (CONTINUED)

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. At January 31, 2018, $68,019 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

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

On March 9, 2017, the Company and the Lender of the above convertible secured promissory note with a remaining principal balance of $215,000 on that date, executed a forbearance agreement extending the note expiration date from March 9, 2017 to June 9, 2017. The terms of the forbearance agreement included that the Company (1) will have paid all remaining principal and accrued interest by June 9, 2017, (2) will issue 500,000 shares of common stock to the lender, (3) will pay the lender’s legal fees estimated to be approximately $2,000 before April 30, 2017, (4) will issue the lender 500,000 warrants to purchase common stock at $0.10 per share with a three-year term and (5) the outstanding principal balance of the note will bear interest at the “Default Interest” rate of twenty-two percent (22%), as defined in the note agreement. See Note 7– Subsequent Events.

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

JANUARY 31, 2018

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

From May 1, 2017 through October 31, 2017, the lender elected to convert $70,000 of the principal amount of the note into 2,168,193 shares of common stock resulting in a note balance of $100,000 at January 31, 2018.

NOTE 3 – STOCK

Common Stock:

The Company is authorized to issue up to 150,000,000 shares of common stock at $0.001 par value per share. At January 31, 2018, 57,999,488 shares were issued and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares.

The 1,500,000 unvested shares were valued at $0.05 per share or $75,000 and were being amortized to compensation expense over the vesting period with an unamortized balance of $44,896 at April 30, 2017. Because of the termination discussion above, the Company recorded no compensation expense for the nine months ended January 31, 2018 and will no longer record any further compensation expense related to the unvested shares and will pursue the return of the 1,500,000 unvested shares held by the employees that should be returned to treasury.

Common Stock Issued

On May 8, 2017, the Company issued 15,000 shares of common stock to employees as a component of a Registration Statement on Form S-8 for an aggregate of 8,690,000 shares of the Company’s common stock. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.05 per share on the date of grant, or $900 and was classified as stock compensation expense for the nine months ended January 31, 2018 in the accompanying unaudited Statement of Operations.

On June 5, 2017, the Company issued 400,000 shares of common stock to a consultant that exercised 400,000 warrants at an exercise price of $0.01 or $4,000 of consideration. The shares were recorded by the Company as Common Stock Issuable at April 30, 2017 because the Company had signed the documentation in April 2017.

From May 1, 2017 through August 1, 2017, the lender of a convertible secured promissory, elected to exercise their right to convert on several dates during the above period, an aggregate amount of $70,000 of the remaining $170,000 convertible secured promissory note at April 30, 2017 (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Prices ranging from $0.03 to $0.04 per share on the respective conversion dates, the Company issued 2,168,193 shares of common stock to the lender.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 3 – STOCK (CONTINUED)

On December 10, 2017, the Senior Vice President of the Company, exercised 1,000,000 stock warrants at an exercise price of $0.01 per share or $10,000. Mr. Murtha paid for the exercise price of $10,000 by electing the cashless exchange option included in the warrant to decrease the balance due him for unreimbursed business expenses.

NOTE 4 – STOCK BASED COMPENSATION

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share.

Of the 4,150,000 stock options, 1,100,000 vested immediately on the grant date of July 14, 2014 and the remaining 3,050,000 stock options vested over a period of three to four years based upon the specific consulting agreements. The Company valued the stock options in accordance with ASC 505, Stock Compensation – Non-Employees, by using the Black Scholes Pricing Model. In January 2015, 300,000 of the vested stock options were exercised leaving a balance of 800,000 unexercised vested stock options. 350,000 of the vested stock options were forfeited during the three months ended July 31, 2017 because they had not been exercised during the three-month timeframe after these consulting agreements were terminated. The remaining 450,000 vested stock options are held by the Senior Executive Vice President of the Company.

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

All employees and consultants holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. Both stock option plans state that when an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination. Because the three-month timeframe occurred, and no employee exercised their related stock options, the Company has calculated that 1,250,000 of the 2,000,000 remaining stock options from above have been forfeited. The remaining 750,000 stock options are held by the Senior Executive Vice President of the Company and re-measured these at January 31, 2018 and recorded $5,695 of consulting expense during the nine months ended January 31, 2018 in the accompanying unaudited Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of October 31, 2017)	$0.03
Exercise Price	$0.05
Expected Remaining Term	6.45 years
Volatility	76%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.44%

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 4 – STOCK BASED COMPENSATION (CONTINUED)

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017, except for the Senior Executive Vice President of the Company. After the three-month timeframe passed, and no employee exercised their related stock options, all 2,070,000 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the nine months ended January 31, 2018.

Effective June 10, 2016, the Company granted 1,910,000 options to purchase common stock to five employees. The exercise price is $0.31 per share and on the grant date, 102,500 of the options vested immediately and the remaining 1,807,500 options were vested in various stages over a three-year period.

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017, except for the Senior Executive Vice President of the Company. After the three-month timeframe passed, and no employee exercised their related stock options, all 1,807,500 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the nine months ended January 31, 2018.

Additionally, all 102,500 vested stock options were forfeited because they were not exercised during this three-month timeframe.

The following table summarizes employee and consultant stock option activity for the nine months ended January 31, 2018:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2017	7,690,000	$0.22	7.90	$19,600
Forfeited resulting from termination	(6,450,000)	$—	—	—
Outstanding, January 31, 2018	1,240,000	$0.08	6.53	$—
Exercisable, January 31, 2018	1,090,000	$0.08	6.51	$—

Stock Warrants

On December 10, 2017, the Senior Executive Vice President of the Company, exercised 1,000,000 stock warrants at an exercise price of $0.01 per share or $10,000. Mr. Murtha paid for the exercise price of $10,000 by electing the cashless exchange option included in the warrant to decrease the balance due under outstanding expenses owed by the Company. See Note 3 – Stock.

The following table reflects stock warrant activity for the nine months ended January 31, 2018:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2017	6,532,500	$0.25	1.79	$177,850
Exercised	(1,000,000)	$0.01	—	—
Outstanding, January 31, 2018	5,532,500	$0.25	1.03	$75,500
Exercisable, January 31, 2018	5,532,500	$0.25	1.03	$75,500

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective December 4, 2017, the previous Chief Operating Officer of the Company executed an agreement waiving his right to $560,000 of compensation that had been accrued by the Company. Additionally, the waiver stated that no further compensation was due to the former officer.

Effective December 4, 2017, the previous President of the Company executed an agreement waiving his right to $560,000 of compensation that has been accrued by the Company. Additionally, the waiver stated that no further compensation was due to the former officer.

Because of the above waivers, the Company reduced accrued officer compensation by $1,120,000 and reduced the related accrued payroll taxes by $56,168 on the effective date of December 4, 2017. The total adjustment of $1,176,168 is classified as a separate other income item in the accompanying unaudited Statement of Operations.

At January 31, 2018, the Company has accrued $740,000 for unpaid officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid officer compensation in the accompanying unaudited Balance Sheet. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers. However, the two former officers did not sign a waiver of accrued compensation like the other two discussed above and the Company has continued to accrue for the two former officer’s compensation at January 31, 2018.

At January 31, 2018, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company is classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 2 – Debt.

At January 31, 2018, the Company has recorded $57,066 of accounts payable – related parties for Company related expenses. This includes $55,126 paid by the Senior Executive Vice President on behalf of the Company, $1,815 paid by the Company’s authorized in-house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable at January 31, 2018. The Company negotiated with Stradley and in July 2014, isued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Vendor Lawsuits

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying unaudited Balance Sheet at January 31, 2018.

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

The former CEO of the Company at that time, submitted the required $50,000 payment in a timely fashion to the trustee. However, on September 15, 2017, the trustee notified the Company that the payment made was returned for insufficient funds. The former CEO was given an opportunity by the trustee to rectify the issue with a valid payment on or before September 18, 2017, which payment did not occur. The trustee was willing to accept a $50,000 payment by the Company to settle the matter but is under no obligation to accept such payment and the trustee may pursue the full range of damages against Company. The Company has recorded accrued expenses of $50,000 for the potential settlement in the accompanying unaudited Balance Sheet at January 31, 2018.

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

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at January 31, 2018. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. As of the date of this report no legal action has been taken. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at January 31, 2018. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. As of the date of this report no legal action has been taken. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying unaudited Balance Sheet at January 31, 2018. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

Unpaid Taxes and Penalties

At January 31, 2018, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at January 31, 2018. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $195,470, which is included as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2017. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2018. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

NOTE 7 – SUBSEQUENT EVENTS

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues and net cash used in operating activities of $249 for the nine months ended January 31, 2018. Although the Company had net income of $911,235, this amount included $1,176,168 of income from the waiver of two former officers accrued compensation and related payroll taxes. Without this adjustment, the Company would have had a net loss of $264,933. Additionally, at January 31, 2018, the Company has a working capital deficit of $3,216,741, an accumulated deficit of $25,286,104 and a stockholders' deficit of $3,216,741, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Three months ending January 31, 2018, compared to the three months ended January 31, 2017

For the three months ended January 31, 2018 and 2017, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in July/August 2018 of a training camp and shortened 2018 Developmental Season.

Total operating expenses for the three months ended January 31, 2018 were $27,380 as compared to total operating expenses for the three months ended January 31, 2017 of $503,604, or a decrease of $476,224. The decrease in expense from 2017 to 2018 was primarily from a $234,452 decrease in salaries and wages, a $144,727 decrease in general and administrative and a $88,817 decrease in professional fees. The $234,452 decrease in salaries and wages from 2017 to 2018 was primarily from the following with no comparable amount in 2018 (1) $225,000 for accrued officer compensation, (2) $66,235 for amortization of employee stock options, (3) $9,452 for amortization of common stock over vesting period and (4) $6,053 for accrued officer payroll taxes. The decrease in general and administrative was from the Company reducing expenses across the board because of no cash and the decrease was primarily from no office rental expense in 2018 as compared to 2017. The decrease in professional fees from 2017 to 2018 was primarily from (1) $19,025 for the amortization of prepaid consulting services with no comparable amount in 2018 and a reduction of professional services required because of having no cash.

Other income (expense) for the three months ended January 31, 2018 was $1,164,797 of income compared to $521,424 of expense for the three months ended January 31, 2017, or an increase in income of $1,686,221. The increase in income from 2017 to 2018 was primarily from $1,176,168 of gain from waiver of accrued officer compensation with no comparable amount in 2018. Additionally, the increase in income was from 2017 to 2018 was from a $159,120 decrease in interest expense and $351,196 of expense from the change in fair value of a conversion option liability for 2017 with no comparable amount in 2018. The decrease in interest expense was primarily from a $147,031 decrease for the amortization of debt discounts related to a convertible secured promissory note.

Because of the above, we had net income of $1,137,417 for the three months ended January 31, 2018 and a net loss of $1,025,028 for the three months ended January 31, 2017.

Nine months ending January 31, 2018, compared to the nine months ended January 31, 2017

For the nine months ended January 31, 2018 and 2017, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date in July/August 2018 of a training camp and shortened 2018 Developmental Season.

Total operating expenses for the nine months ended January 31, 2018 were $234,092 as compared to total operating expenses for the nine months ended January 31, 2017 of $3,592,811, or a decrease of $3,358,719. The decrease in expense from 2017 to 2018 was primarily from a $1,541,436 decrease in professional fees and a $1,409,913 decrease in salaries and wages. The decrease in professional fees from 2017 to 2018 was primarily from $828,549 for the issuance of stock warrants for prior consulting services with no comparable amount in 2018 and (2) $639,864 for the amortization of prepaid consulting services with no comparable amount in 2018. The $1,409,913 decrease in salaries and wages from 2017 to 2018 was primarily from the following with no comparable amount in 2018 (1) $709,121 for amortization of employee stock options, (2) $675,000 for accrued officer compensation, (3) $138,494 for amortization of common stock over vesting period, (4) $72,002 for common stock issued for employee services and (5) $40,198 for accrued officer payroll taxes.

Other income (expense) for the nine months ended January 31, 2018 was $1,145,327 of income compared to $793,765 of expense for the nine months ended January 31, 2017, or an increase in income of $1,939,092. The increase in income from 2017 to 2018 was primarily from $1,176,168 of gain from waiver of accrued officer compensation with no comparable amount in 2017, a $445,767 decrease in interest expense and a $285,435 from the change in fair value of a conversion option liability related to a convertible secured promissory note. The decrease in interest expense was primarily from a $416,883 decrease for the amortization of debt discounts related to a convertible secured promissory note.

Because of the above items, we had net income of $911,235 and a net loss of $4,386,576 for the nine months ended January 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had zero cash at January 31, 2018 and our bank accounts had been closed. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football ("MLFB") as a professional spring/summer football league. Our anticipated launch is July/August 2018, consisting of training camp and abbreviated 2018 Developmental Season.. We anticipate a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League ("NFL"). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO's, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

During July of 2017, we determined to reschedule our inaugural year of professional, spring-league football from spring of 2017 to spring 2019 due to a lack of adequate funding,

We expect we will need additional short-term financing as well as financing over the next 12 months in order to position our Company for its anticipated launch in July/August 2018 of a training camp and abbreviated 2018 Developmental Season. Specifically, we will need to raise approximately $3 million between June and August 2018 and a subsequent raise and offerings of $20 million between September 2018 and March 2019, to cover our operating expenses for our 2019 full training camp and playing season in our designated cities.

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

Major League Football also intends to create an interactive website that includes a social networking aspect, podcasts, live video, and more. Along with this new media strategy, cross promotions will also be an important part of the MLFB’s marketing strategy. Major League Football plans to work with businesses involved in video, television, print media and the Internet to promote its business. We believe that the cumulative effect of this marketing plan will help it achieve its early objectives, which include the following:

•	Establish itself as a recognized professional football league
•	Build a base of teams and fans that is broad enough to sustain business over the critical first five years of operation
•	Generate enough revenue to expand its operations in years three through six
•	Build successful teams located in regions where there are no existing MLB franchises
•	Adopt a spring schedule to avoid competing with professional, collegiate and prep football
•	Provide year-round cash flow from multi-functioning revenue streams
•	Build a positive image for the league through year-round community relations campaigns

Timeline of Significant Events

•	On November 1, 2017, following termination of Mr. Craig’s positions within the Company on October 13, 2017, it was determined that Mr. Craig’s attempted termination of Frank Murtha was void, and he returned to MLFB in his prior position as Senior Executive Vice President. Pursuant to the Company’s Bylaws, in the absence of the President, Frank Murtha, as the Senior Executive Vice President, was authorized to perform the duties of the president. In his capacity as Senior Executive Vice President, Murtha retained JJ Coyne and Michael McCarthy as Director of Services and Procurement and Director of Football Operations, respectively. Richard Nichols was retained as Operations Consultant, Robert Rose as a Public Relations Consultant, Scott Miller as a technology and Information consultant, and Leonard Frischer as Acting General Counsel. Each of these individuals was retained as a volunteer without compensation.

•	On November 30, 2017, the Court in TCA12, LLC, a Florida limited liability company v. Major League Football, Inc. heard oral argument on TCA12’s October 25, 2017 Motion for Summary Judgment. The Court granted the Plaintiff’s motion on the issue of whether the Company was liable for past due rent. It denied the Motion on the issues of the amount of past due rent owed, foreclosure of the landlord lien, and an award of attorney fees. Plaintiff was granted leave to file a second Motion for Summary Judgment on those issues and did so. Before the matter was heard, On February 5, 2018, the parties reached a settlement in which MLFB agreed to immediately conveyed all right title and interest in office furniture located on the premises to the Plaintiff and MLFB released all right title and interest in its security deposit in the sum of $11,918 to the Plaintiff. Moreover, on or before June 1, 2018, MLFB was to pay Plaintiff an additional $40,000. If it failed to do so, the failure was deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

Effective May 31, 2018, the parties agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $5,503 on June 4, 2018. That figure represents a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $35,000 is to be made on or before June 30, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

•	The Company entered into a contract with Lamnia International for the provision of investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted. At the date of this report, no legal actions have been taken.

7

•

On December 18, 2017, in the Interactive Liquid, LLC v. Major League Football, Inc., litigation, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement calls for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB must then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined will result in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,016 (less payment of $10,000 if made before June 1.), said sum representing the full amount of Plaintiff’s claimed damages. The Company failed to make the payment on June 1, 2018 due to lack of funding and Interactive filed the stipulated judgment on June 4, 2018.

•	On December 29, 2017, the trustee for H&J filed a second lawsuit against the Company and Jerry Craig, individually. The lawsuit requested damages for not consummating the settlement described in prior filings and for submission of an invalid $50,000 payment which was returned for insufficient funds. The Company has properly responded to the lawsuit in a timely manner. However, Jerry Craig did not respond in a timely manner and the Trustee moved for a Default Judgment against Craig only. On May 9th, 2018, the Court denied the Trustee’s Motion and dismissed the second lawsuit against both Craig and the Company. As to Craig, the Court found that since he signed the check in a clearly designated representative capacity for the Company, he had no personal liability. As to the Company, the Court found that the first lawsuit was still ongoing and that any claims for the bad check should be brought by amending the first lawsuit to make the claims rather than in a second lawsuit. To date, the Trustee has yet to file amendments to the pleadings.

PART II – OTHER INFORMATION

Item I. Legal Proceedings.

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc. On November 30, 2017, the Court heard oral argument on TCA12’s October 25, 2017 Motion for Summary Judgment. The Court granted the Plaintiff’s motion on the issue of whether the Company was liable for past due rent. It denied the Motion on the issues of the amount of past due rent owed, foreclosure of the landlord lien, and an award of attorney fees. Plaintiff was granted leave to file a second Motion for Summary Judgment on those issues and did so. Before the matter was heard, On February 5, 2018, the parties reached a settlement in which MLFB agreed to immediately conveyed all right title and interest in office furniture located on the premises to the Plaintiff and MLFB released all right title and interest in its security deposit in the sum of $11,918 to the Plaintiff. Moreover, on or before June 1, 2018, MLFB was to pay Plaintiff an additional $40,000. If it failed to do so, the failure was deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

Effective May 31, 2018, the parties agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $5,503 on June 4, 2018. That figure represents a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $35,000 is to be made on or before June 30, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

Interactive Liquid, LLC v. Major League Football, Inc. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was to then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined resulted in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,016.(less payment of $10,000 if made before June 1.), said sum representing the full amount of Plaintiff’s claimed damages. The Company failed to make the payment on June 1, 2018 due to lack of funding and effective June 2, 2018, Interactive was free to file the stipulated judgment. On June 4, 2018, Interactive filed the stipulated judgment with the court.

John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football On December 29. 2017 the Trustee in Bankruptcy in the John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football filed a second suit against MLFB and Jerry Craig, Case number 17- 1709-MBK. This second suit arose out of the aforementioned bad check issued by Mr. Craig. The suit seeks payment of the outstanding debt represented by the $50,000 settlement, and damages under New Jersey state statute 2A:32-1 pertaining to bad checks. The statute allows for a judgment in the amount of the check, $500 in statutory damages, and attorney’s fees and costs. MLFB filed a timely answer to the second lawsuit. Jerry Craig did not and the Trustee moved for a default judgment against Craig only. On May 9th, 2018, the Court denied the Trustee’s Motion and dismissed the second lawsuit against both Craig and the Company. As to Craig, the Court found that since he signed the check in a clearly designated representative capacity for the Company, he had no personal liability. As to the Company, the Court found that the first lawsuit was still ongoing and that any claims for the bad check should be brought by amending the first lawsuit to make the claims rather than in a second lawsuit.

On May 16, 2018, the Court conducted a scheduling conference in which the Court granted leave to the Trustee to amend the pleadings to assert the bad check claims in the first lawsuit. The Court also gave the parties 90 days to conduct discovery. As of the date of this report, the Trustee has yet to file an amended pleading.

See Note 6 to the Financial Statements, “Commitments and Contingencies,” included herein for additional description of legal matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company issued securities during this period without registering the securities under the Securities Act:

Date	Security

January 2, 2018	Cashless exercise of warrants for 1,000,000 shares of Common stock

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6.	Exhibits.

The following exhibits are included herein:

10.1	Compensation Waiver of Richard Smith
10.2	Compensation Waiver of Wes Chandler
10.3	SMR Settlement Agreement Amendment
31	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Sole Senior Executive Officer of the Company.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Sole Senior Executive Officer of the Company.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

June 11, 2018	By:	/s/ Francis J. Murtha
Francis J. Murtha, Senior Executive Vice President Principal Executive Officer

