Form 10-K
period 2018-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2018-11-19
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended April 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $448,000. Such aggregate market value was computed by reference to the closing price of $0.01 per share for the registrant’s common stock on the pink sheets on that date.

The number of shares of the registrant’s common stock issued and outstanding as of November 1, 2018 is 58,819,160 which reflects a reduction of 1,500,000 shares forfeited under employment agreement provisions specified for two former officers of the Company.

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

PART I

Item 1. Business.

Our Plan of Business

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Our anticipated launch is December 2018. We anticipate a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. Player evaluations and scouting have been continuing by staff members throughout the 2018 NFL and CFL seasons.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 7319 Riviera Cove #7, Lakewood Ranch, Florida, 34202. Our telephone number is (847) 924-4332 and (941) 210-7546. Our Internet website, currently under construction, will be located at: www.mlfb.com.

We expect we will need additional short-term financing as well as financing over the next 12 months in order to position our Company for its anticipated launch in December 2018. Specifically, we will need to raise approximately $3 million between December 2018 and January 2019 and a subsequent raise and offerings of $20 million between January and March 2019 to cover our operating expenses for our 2019 full training camp and playing season in our designated cities. Smaller investments have been received to meet certain company expenses.

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

Professional Sports Market

Major League Football recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, its defined objective is to position itself as an independent, non-adversarial football league. Major League Football believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. MLB staff have held meetings with high ranking NFL officials to discuss our plans.

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

 Timeline of Significant Events

On or about March 5, 2018 the parties in the Interactive Liquid, LLC v. Major League Football, Inc litigation reached a settlement. The settlement called for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB must then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined will result in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,016 (less payment of $10,000 if made before June 1.), said sum representing the full amount of Plaintiff’s claimed damages.

On May 9th, 2018, the Court in the John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football and Jerry C. Craig case denied the Trustee’s Motion for Default Judgment against Jerry C. Craig and dismissed the second lawsuit against both Craig and the Company. As to Craig, the Court found that since he signed the check in a clearly designated representative capacity for the Company, he had no personal liability. As to the Company, the Court found that the first lawsuit was still ongoing and that any claims for the bad check should be brought by amending the first lawsuit to make the claims rather than in a second lawsuit.

On May 16, 2018, the Court in John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football, conducted a scheduling conference in which the Court granted leave to the Trustee to amend the pleadings to assert the bad check claims in the first lawsuit. The Court also gave the parties 90 days to conduct discovery. As of the date of this report, the Trustee has yet to file an amended pleading.

On May 17, 2018, the Company and SBI Investments LLC, 2014-1 entered into a Securities Purchase Agreement and Convertible Promissory Note in the principal sum of $80,000. The agreement provides, inter alia, that the principal and interest are to be paid in full on or before May 17, 2019 with interest at the rate of 8% per annum. Effective November 17, 2018, SBI has the right to convert any or all of the outstanding and unpaid balance of the loan into common stock.

On May 31, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $5,503 on June 4, 2018. That figure represents a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $35,000 is to be made on or before June 30, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

On June 1, 2018, due to lack of funding, the Company in the Interactive Liquid, LLC v. Major League Football, Inc failed to make the required payment of $40,000 and effective June 2, 2018, Interactive filed the stipulated judgment on June 4, 2018 in the amount of $153,016. There has been no full or partial satisfaction of the judgment and the full amount remains due and owing.

On June 28th the parties agreed to a second amendment to the Settlement agreement in the TCA12, LLC, a Florida limited liability company v. Major League Football. On June 29, MLFB once again paid the sum of $5,503. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $30,000 is to be made on or before July 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

On July 18, 2018, pursuant to the Secured Convertible Promissory Note of March 9, 2016, SBI Investments LLC, 2014-1, converted $10,000 of principal debt under the note to 819,672 shares of common stock, leaving a remaining principal balance of $90,000 under the note.

On July 31, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $1,503 on July 31, 2018. That figure represents a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $29,000 is to be made on or before August 15, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

On September 21, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $1,503 on September 21, 2018. That figure represents a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $28,000 is to be made on or before October 31, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

On October 31, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $2,006 on November 5, 2018. That figure represents a good faith deposit of $1,000 and payment of two additional month’s storage charge of $1,006. An additional payment of $27,000 is to be made on or before November 30, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

Company History

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

As of April 30, 2018, we had only $525 of cash resources and continue to have limited cash resources through the date of this Form 10-K. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

Our stock continues to be delisted.

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

As reflected in the accompanying financial statements, the Company had no revenue and net cash provided by (used in) operating activities of $276 and ($332,050) for the years ended April 30, 2018 and 2017 respectively. The Company had a net loss of $353,614 and $5,075,507 for the years ended April 30, 2018 and 2017, respectively. Additionally, at April 30, 2018, the Company has a working capital deficit of $3,303,460, an accumulated deficit of $26,550,953 and a stockholders' deficit of $3,303,460, which could have a material impact on the Company's financial condition and operations. The majority of the current assets at April 30, 2018 are prepaid legal and after excluding these, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations and/or to delay launching our league during our currently scheduled full season with training camp in March 2019.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans is significant and we require substantial working capital to fund our business. We expect that we will need additional short-term financing as well as financing over the next 12 months to position our Company for its anticipated launch in a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019.

Specifically, we will need to raise approximately $3 million between December 2018 and January 2019 and a subsequent raise and offerings of $20 million between April 2019 and July 2019, to cover our operating expenses for a 2019 full training camp and playing season in our designated cities.” We cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise required additional financing in a timely manner would adversely affect our ability to pursue our business plan and could cause us to delay launching our league during our scheduled full season with training camp in March 2019. This past year, we were forced to delay launching our league during our previously scheduled 2018 kickoff period.

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

We face significant competition within the professional sports league market, including the announcement of another professional football league that is intended to compete directly with our business plan. In order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. Additionally, two other professional football leagues, The Alliance of American Football and The XFL, have announced plans to play in the spring of 2019 and 2020 respectively. These leagues provide competition in essentially the same market in which the Company intends to operate and represent competition which was not present at the time of the Company’s formation in 2014. Lastly, we must compete with other sporting and non- sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable. To the best of our current knowledge the Alliance of American Football’s 10 game announced playing season in 2019 does not compete or conflict with our planned schedule of games.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Frank Murtha, our sole employee and Officer as well as the volunteer efforts of several professionals who strongly believe in the business plan and wish for it to succeed. Additionally, we believe that recruiting a qualified Board, Chief Executive Officer and Chief Financial Officer is crucial to our success. The departure of Frank Murtha or the loss of any of its professional volunteers could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit any key-man life insurance on of our key executive. Upon funding, the Company has employment commitments from other highly qualified individuals.

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

Our common stock traded on OTCQB under the symbol “MLFB,” and it has a limited trading market. Currently, our stock is delisted from listing on the OTC. It is traded in the pink sheets. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock. Your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock, may be impacted.

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

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile in response to our current delisting and ability to sell shares may be limited due to the delisting. Other factors may impact on our stock price, any of which are beyond our control, including:

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

Item 3. Legal Proceedings.

John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football- This is an adversary proceeding arising out of a contract for ticketing services between the Debtor in Bankruptcy, H&J Ventures d/b/a Turnstiles, and Major League Football. A mediation took place on August 24, 2017 whereby a settlement agreement was entered into in which the Company agreed to pay $50,000 in full and final settlement. Jerry Craig, then CEO, authorized the settlement and personally issued a draft to the Trustee in that amount. On September 15, 2017, the Trustee advised that the draft tendered by Mr. Craig was returned due to insufficient funds. Mr. Craig was given an opportunity to substitute a new, valid, draft in settlement of the case but failed to do so. The case remains pending. On December 29. 2017 the Trustee in Bankruptcy filed a second suit against MLFB and Jerry Craig, Case number 17- 1709-MBK. This second suit arose out of the aforementioned bad check issued by Mr. Craig. The suit seeks payment of the outstanding debt represented by the $50,000 settlement, and damages under New Jersey state statute 2A:32-1 pertaining to bad checks. The statute allows for a judgment in the amount of the check, $500 in statutory damages, and attorney’s fees and costs. MLFB filed a timely answer to the second lawsuit; Mr. Craig did not, and the Trustee filed a Motion for Default Judgment and scheduled a hearing to assess damages against Mr. Craig only for May 2, 2018. At that time the Court dismissed the entirety of the second suit finding that Craig could not be individually liable for the dishonored draft when he signed it in a representative capacity. The Court also found that the claims against MLFB for the dishonored draft could be brought in the original suit and as such, there was no need for the second suit. On May 16, 2018, the Court held a scheduling conference. The court extended the time for discovery to August 31, 2018 and granted leave for the Trustee to amend its pleadings to assert claims for the dishonored check. A trial has been set for October 3, 2018. To date the pleadings in the original suit have not been amended to assert claims for the dishonored check. The parties are currently engaging in settlement negotiations. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company.

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc.- this is an action by the landlord for past due rent, attorney’s fees, and foreclosure of a landlord lien, in conjunction with Company’s former offices located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida. The Plaintiff obtained possession of the premises on September 5 and at the same time took possession of property belonging to the company with an estimated original retail value of $325,000. Plaintiff filed a Motion for Summary Judgment seeking a judgment for $122,194 in past due rent, foreclosure on a landlord lien allowing the sale of the Company’s property, and a judgment for attorney’s fees, the amount of which would be determined later. The Company filed a timely, written opposition. On November 30, 2017, the court heard oral argument and granted the Plaintiff’s motion on the issue of whether the Company was liable for past due rent. It denied the Motion on the issues of the amount of past due rent owed, foreclosure of the landlord lien, and an award of attorney fees. Plaintiff was granted leave to file a second Motion for Summary Judgment on those issues and did so. Before the matter was heard, the parties reached a settlement in which MLFB agreed to immediately conveyed all right title and interest in office furniture located on the premises to the Plaintiff and MLFB released all right title and interest in its security deposit in the sum of $11,918 to the Plaintiff. Moreover, on or before June 1, 2018, MLFB was to pay Plaintiff an additional $40,000. If it failed to do so, the failure would be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. Effective May 31, 2018, the parties agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $5,503 on June 4, 2018. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $35,000 was to be made on or before June 30, 2018. As before, failure to make the payment was to be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On June 28, 2018, the parties agreed to a second amendment to the Settlement agreement. On June 29, MLFB once again paid the sum of $5,503. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $30,000 is to be made on or before July 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On July 31, 2018, the parties agreed to a third amendment to the Settlement agreement. On July 31, 2018, MLFB once again paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $29,000 is to be made on or before August 15, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On September 21, 2018, the parties agreed to a fourth amendment to the Settlement agreement. On September 21, 2018, MLFB once again paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $28,000 is to be made on or before October 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On October 31, 2018, the parties agreed to a fifth amendment to the Settlement agreement. On November 5, 2018, MLFB once again paid the sum of $2,006. That figure represented a good faith deposit of $1,000 and payment of an additional two month’s storage charge of $1,006. An additional payment of $27,000 is to be made on or before November 30, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

Interactive Liquid, LLC v. Major League Football, Inc. - This is an action for breach of contract, account payable, and Quantum Meruit arising out of a contract between the Plaintiff and the Company for logo design and website development services. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was to then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,016 (less payment of $10,000 if made before June 1.), said sum representing the full amount of Plaintiff’s claimed damages. The Company failed to make the payment on June 1, 2018 due to lack of funding and effective June 2, 2018, Interactive was free to file the stipulated judgment. On June 4, 2018, Interactive filed the stipulated judgment with the court. No subsequent action has been taken.

David M. Bovi, P.A. Attorney Lien- Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,034. This sum includes 12% interest for past due balances. No further demands have been made.

Herm Edwards- The Company retained Mr. Edwards, a former NFL player and coach, as a consultant and to promote the new league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. No further demands have been made and Mr. Edwards is now the head coach of Arizona State University.

Lamnia International/John Matteo- The Company entered into a contract with Lamnia International for the provision of investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted. No subsequent demands or contact has been received.

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

		High	Low
FY 2017	1st Quarter	$.53	$.20
	2nd Quarter	$.45	$.10
	3rd Quarter	$.22	$.07
	4th Quarter	$.18	$.04

FY 2018	1st Quarter	$.22	$.05
	2nd Quarter	$.20	$.04
	3rd Quarter	$.05	$.03
	4th Quarter	$.04	$.01

Holders

As of November 8, 2018, we have a total of 58,819,160 shares of common stock outstanding, held by approximately 496 qualified record stockholders. This amount reflects a reduction of 1,500,000 shares forfeited under employment agreement provisions specified for two former officers of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2018

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders - 1	1,240,000	$.08	9,160,000
Equity compensation plans not approved by security holders	5,532,500	$.29	0
Total	6,772,500	$.25	9,160,000

_______________________

1

Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan (“2014 Plan”) for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan. This amount represents stock options outstanding at April 30, 2018.

2..	Represents stock warrants outstanding at April 30, 2018.

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

Recent Sales of Unregistered Securities

Our Company has sold the following securities without registering the securities under the Securities Act:

Date		Security
7/18/2018	819,672 shares pursuant to exercise of a $10,000 balance of an original $550,000 convertible secured promissory note	Common stock

The above represents the only offerees in connection with this transaction. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transaction did not involve any public offering. For the $550,000 face value convertible secured promissory note offering, the placement agent received a placement fee equal to 10% cash and warrants equal to 10% of the stock issued (on an as converted basis) in this Note offering with a strike price of 120% ($.85 x 120% =$1.02).

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

During April 2016, we determined to reschedule our inaugural year of professional, spring-league football from spring 2016 to spring 2017 due to a lack of adequate funding, and instead during 2016 to launch a development season to develop players, plan for staffing in cities and provide ample time for ticketing agencies and potential broadcasting partners to advertise and market MLFB’s formal kick-off in 2017. As of the date of this report, we still lack the adequate funding, and time, to launch a full season of professional, spring-league football during 2018; however, we intend to launch a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. “We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football. MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff.

We expect we will need additional short-term financing as well as financing over the next 12 months to position our Company for its anticipated launch in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. Specifically, we will need to raise approximately $3 million between December 2018 and January 2019 and a subsequent raise and offerings of $20 million between April 2019 and July 2019, to cover our operating expenses for a 2019 full training camp and playing season in our designated cities.”

Financial Condition

As reflected in the accompanying financial statements, the Company had no revenues and a net loss of $353,614 and $5,075,507 for the years ended April 30, 2018 and 2017, respectively. Additionally, at April 30, 2018, the Company has a working capital deficit of $3,303,460, an accumulated deficit of $26,550,953 and a stockholders' deficit of $3,303,460, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Year ended April 30, 2018 compared to the year ended April 30, 2017

For the years ended April 30, 2018 and 2017, we had $0 of revenue as the Company is seeking to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the year ended April 30, 2018 were $309,161 as compared to total operating expenses for the year ended April 30, 2017 of $4,566,270 or a decrease of $4,257,109. The decrease from 2017 to 2018 was primarily from (1) $1,637,325 decrease in professional fees, (2) $1,890,830 decrease in salaries and wages, (3) $459,350 decrease in general and administrative expense and (4) $260,323 decrease in football equipment expense. The decrease in professional fees from 2017 to 2018 was primarily from $828,549 for the issuance of stock warrants for prior consulting services with no comparable amount in 2018 and $650,875 for the amortization of prepaid consulting services with no comparable amount in 2018. The $1,890,830 decrease in salaries and wages from 2017 to 2018 was primarily from the following with no comparable amount in 2018 (a) $900,000 for officer compensation as officers were terminated, (b) $771,875 for amortization of employee stock options, (c) $147,873 for amortization of common stock over vesting period and $72,002 for common stock issued for employee services. The $459,350 decrease in general and administrative expense was from the Company reducing expenses across the board because of no cash and was primarily from no office rental expense in 2018 as compared to 2017. The $260,323 decrease in football equipment expense because of the precarious position of the Company’s operations, lack of a clear timeline to commence football operations and lack of financial resources, deposits for certain football equipment were expensed.

Other income (expense) for the year ended April 30, 2018 was $44,453 of expense compared to $509,237 of expense for the year ended April 30, 2017, or a decrease in expense of $464,784. The decrease in expense from 2017 to 2018 was primarily from a $512,344 decrease for the amortization of debt discounts related to a convertible secured promissory note, offset by $176,190 from the change in fair value of a conversion option liability with no comparable amount in 2018.

Because of the above, we had a net loss of $353,614 for the year ended April 30, 2018 and a net loss of $5,075,507 for the year ended April 30, 2017.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions, the issuance of debt and the sale of available-for-sale marketable equity securities to obtain liquidity. We had only $525 of cash at April 30, 2018 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

The material weakness(s) identified are:

Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and Board of Director approval. The Company has analyzed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

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

Additionally, the Company plans on hiring a fulltime Controller or Chief Financial Officer when funds are available, and the Company did have the services of an experienced Financial Manager to assist the Company in the preparation of Reports.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a)     Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served
Wesley Chandler	58	Ex-President and Secretary/ Director	July 14, 2014 to July 20, 2017
Richard Smith	49	Ex-Chief Operating Officer/Director	July 14, 2014 to July 21, 2017
Michael D. Queen	59	Ex-Executive. VP- Finance/Director	July 2004 to June 23, 2017
Ivory Sully	58	Ex-Vice President - Licensing	July 14, 2014 to July 20, 2017
Jerry C. Craig		Ex-CEO, President/Director	June 23, 2017 to October 13, 2017
Frank Murtha	73	Senior Executive Vice President	June 28, 2017 to present
John Joseph Coyne	54	Director, Services and Procurement	December 16, 2013 to present

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

John “JJ” Coyne. Mr. Coyne serves as our Director of Services and Procurement since December 2013. Mr. Coyne previously served as Director of Procurement & Supply Chain Management at Vubiquity and Supply Chain Manager at Orchid Orthopedic Solutions. He enjoyed a successful career in the US Navy where he served as a Supply Corps Officer in the aviation, surface and submarine enterprises. His duty assignments included seven operational tours, highlighted by the fast attack submarine USS Seawolf and aircraft carrier USS John F. Kennedy, overseas tours in Italy and Guam, and shore assignments in Pensacola, FL and Millington, TN. Mr. Coyne earned a BS in Economics from Excelsior College, a MS in Operations Management from the University of Arkansas, an MBA (Sport Management) from Columbia Southern University, and a Master Certificate in Applied Project Management from Villanova University.

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

Item 11. Executive Compensation of Directors and Officers.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for the fiscal years ended April 30, 2018 and April 30, 2017. No director or officer received compensation during Fiscal Years 2018 and 2017 and payroll taxes were never paid. No other compensation or award was awarded or paid to a Director or Officer.

The four officers during Fiscal years 2018 and 2017:

Michael Queen, Senior Executive Officer of Finance – only 2017

Rick Smith, Chief Operating Officer – only 2017

Wes Chandler, President – only 2017

Ivory Sully, Senior Executive Vice President of Licensing and Branding – only 2017

Frank Murtha, Senior Executive Vice President – only 2018

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Wesley Chandler	2018	0	0	0	0	0	0
Former President (1)	2017	240,000	0	0	0	0	240,000

Michael D. Queen	2018	0	0	0	0	0	0
Former EVP - Finance, Director	2017	240,000	0	0	0	0	240,000

Richard Smith	2018	0	0	0	0	0	0
Former COO, Director (1)	2017	240,000	0	0	0	0	240,000

Ivory Sully	2018	0	0	0	0	0	0
Former VP - Licensing	2017	0	0	0	0	0	0

Jerry C. Craig	2018	0	0	0	0	0	0
Former CEO	2017	0	0	0	0	0	0

Frank Murtha	2018	0	0	0	0	0	0
Senior Executive Vice President	2017	0	0	0	0	0	0

___________

(c) Entire amount of 2017 was accrued and unpaid salary.

(1) Payment of all outstanding accrued salary has been waived by the individual.

At no time during fiscal years 2018 and 2017 were any outstanding options otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. No stock awards or options were granted to any executive officer or director during fiscal years 2018 or 2017.

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

The table below summarizes all outstanding equity awards for our named executive officers as of April 30, 2018, our latest fiscal year end.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Wesley Chandler	—	—	—	—	—	—	—	—	—
Former President

Michael D. Queen	—	—	—	—	—	—	—	—	—
Former EVP-Finance, Director

Richard Smith	—	—	—	—	—	—	—	—	—
Former COO, Director

Ivory Sully	—	—	—	—	—	—	—	—	—
Former VP - Licensing (1)

Jerry C. Craig	—	—	—	—	—	—	—	—	—
Former CEO

Frank Murtha	—	—	—	—	—	—	—	—	—
Senior Executive Vice President

Compensation of Directors

There were no directors for the Company and as a result, there was no compensation of directors or expenses reimbursed for fiscal years ending April 30, 2018. Additionally,

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
	$—	—	—	—	—	—	$—

Compensation Committee

The Company does not currently have a Board of Directors and as a result, there is no standing compensation committee.

 Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 8, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove # 7, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
MLFB, LLC.	8,000,000	13.6%
Wesley Chandler (1)(2)	4,905,000	8.3%
Richard Smith (1)(2)	5,000,000	8.5%
Michael D. Queen (1)(2)(3)	4,419,516	7.5%

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

(2)

Applicable percentages are based on 58,819,160 shares outstanding on November 8, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

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

Amount and Nature of

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Wesley Chandler (1)(2)	4,905,000	8.3%
Richard Smith (1)(2)	5,000,000	8.5%
Michael D. Queen (1)(2)(3)	4,419,516	7.5%
Ivory Sully (1)(2)	1,000,000	1.7%
Jerry C. Craig (1)(2)	0	0.0%
Frank Murtha (1)(2)(4)	1,266,400	2.2%
All executive officers and directors as a group (4 persons)	16,590,916	28.2%

______________

(1)

This table is based on information supplied by the Company’s Transfer Agent. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 58,819,160 shares outstanding on November 8, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)	Includes 25,000 shares held directly and indirectly by Mr. Queen’s wife, as to which he disclaims beneficial ownership.

(4)

Includes 4,880 shares held directly and indirectly by Mr. Murtha’s ex-wife and 820 shares held directly and indirectly by relatives of Mr. Murtha. Mr. Murtha disclaims beneficial ownership for these shares.

The Company is not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Related Transactions

From February to July 2015, Michael Queen provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, Mr. Queen personally repaid $20,000 of notes payable. As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at April 30, 2018 and 2017, recorded as Notes Payable – Related Parties in the accompanying Balance Sheet.

At April 30, 2018, the Company has recorded $60,596 of accounts payable – related parties for Company related expenses. This includes $58,657 paid by Frank Murtha, the Senior Executive Vice President on behalf of the Company, $1,815 paid by the Company’s authorized house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company. The $58,657 owed to Mr. Murtha includes a reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. Mr. Murtha paid for the exercise price of $10,000 by reducing the balance due under outstanding expenses owed by the Company.

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

Item 14. Principal Accountant Fees and Services.

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Salberg & Company, P.A.

	2018	2017

Audit Fees (1)	$31,900	$43,741
Audit-Related Fees (2)	16,707	21,345
Tax Fees (3)	—	—
All Other Fees (4)	—	1,660
Total Accounting fees and Services	$48,607	$66,746

_____________________

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

We have no Board of Directors currently and our Senior Executive Vice President., as the sole officer of the Company, has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, the Senior Executive Vice President solely approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Senior Executive Vice President.

Audit Committee Pre-Approval Policies

As there is no Board of Director or Audit Committee, the Senior Executive Vice President pre-approves all work done by the Company’s outside independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2018 and April 30, 2017
•	Statements of Operations for the years ended April 30, 2018 and April 30, 2017
•	Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2018 and 2017
•	Statements of Cash Flows for the years ended April 30, 2018 and 2017
•	Notes to Financial Statements

(2) Schedules: None required.

(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
30.1	SMR Settlement Agreement (Landlord)
30.2	Liquid Interactive Forbearance Agreement
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
31.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.
(Registrant)

Date: November 19, 2018	By:	/s/ Frank J. Murtha
Frank J. Murtha
Senior Executive Vice President and Senior Financial Officer
(Principal Executive Officer)

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

SALBERG & C0MPANY, P.A.

Certified Public Accountants and Consultants

Report of Independent Registered Public Accounting Firm

To the Stockholders' and the Board of Directors of:

Major League Football, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Major League Football, Inc. (the "Company") as of April 30, 2018 and 2017, the related statements of operations, changes in stockholders' deficit, and cash flows, for each of the two years in the period ended April 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of $353,614 and an accumulated deficit of $26,550,953. These matters raise substantial doubt on the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company's auditor since 2010.

Boca Raton, Florida

November 19, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30, 2018	April 30, 2017

ASSETS
CURRENT ASSETS
Cash	$525	$249
Prepaid legal	7,500	7,500
Prepaid consulting	-	83
TOTAL CURRENT ASSETS	8,025	7,832

Furniture, fixtures and equipment, net	-	2,494

TOTAL ASSETS	$8,025	$10,326

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,603,062	$1,376,150
Accounts payable - related parties	60,596	49,294
Accrued officer compensation	740,000	1,860,000
Accrued expenses	271,841	233,820
State income taxes payable	110,154	110,154
Convertible unsecured promissory note, net	50,000	50,000
Convertible secured promissory note	100,000	145,787
Notes payable	230,000	230,000
Notes payable, related parties	2,300	2,300
Accrued officer payroll taxes	37,111	93,279
Accrued interest	106,421	74,113

TOTAL CURRENT LIABILITIES	3,311,485	4,224,897

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 200,000,000 shares authorized; 57,999,488 and 54,416,295 shares issued and outstanding at April 30, 2018 and April 30, 2017, respectively	57,999	54,416
Common stock issuable	-	400
Additional paid-in capital	23,189,494	21,927,952
Accumulated deficit	(26,550,953)	(26,197,339)

TOTAL STOCKHOLDERS' DEFICIT	(3,303,460)	(4,214,571)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,025	$10,326

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	April 30, 2018	April 30, 2017
Operating Expenses
Salaries and wages	$900	$1,891,730
Professional fees	249,771	1,887,096
Football equipment expense	-	260,323
Insurance	-	9,281
General and administrative	58,490	517,840
Total Operating Expenses	309,161	4,566,270

Operating Loss	(309,161)	(4,566,270)

Other Income (Expense)
Tax penalties and interest	(18,021)	(16,989)
Write-off of furniture, fixtures and equipment	(2,494)	-
Provision for settlement of contract dispute	(20,000)	(50,000)
Prior year adjustments to accounts payable	52,583	-
Interest expense	(56,521)	(618,438)
Gain from change in fair value of conversion option liability	-	176,190
Total Other Expense	(44,453)	(509,237)

Net Loss	$(353,614)	$(5,075,507)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.11)

Weighted Average Shares - Basic and Diluted	56,690,996	46,881,848

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2016	41,013,077	$41,013	-	$-	$19,252,807	$(21,121,832)	$(1,828,012)

Amortization of common stock issued for employee services over vesting period	-	-			147,843	-	147,843
Issuance of common stock to employees for services – from $0.22 to $0.51 per share	187,132	187			71,815		72,002
Issuance of common stock to consultant to settle dispute for the price of a cashless exercise warrant	91,860	92			41,245	-	41,337
Amortization of stock options issued for employee services over vesting period	-	-			771,885	-	771,885
Issuance of stock warrants for consulting services	-	-			828,549	-	828,549
Revaluation of stock options issued for consulting services over vesting period	-	-			(129,855)	-	(129,855)
Issuance of common stock previously unvested	3,750,000	3,750			(3,750)	-	-
Exercise of stock warrants - $0.01 per share	1,300,000	1,300			11,700	-	13,000
Issuance of common stock - forbearance agreement - $0.09 per share	500,000	500			28,831	-	29,331
Issuance of stock warrant - forbearance agreement - $0.09 per share	-	-			28,015	-	28,015
Conversion of convertible secured promissory note	5,409,226	5,409			374,591	-	380,000
Change in conversion option liability for partial conversions of convertible secured promissory note	-	-			286,341	-	286,341
Issuance of common stock - $0.10 per share	2,165,000	2,165			214,335	-	216,500
Exercise of stock warrant - $0.01 per share	-	-	400,000	400	3,600	-	4,000
Net loss, year ended April 30, 2017	-	-			-	(5,075,507)	(5,075,507)

Balance at April 30, 2017	54,416,295	$54,416	400,000	$400	$21,927,952	$(26,197,339)	$(4,214,571)

Issuance of common stock to employees for services - $0.06 per share	15,000	15	-	-	885	-	900
Conversions of convertible secured promissory note	2,168,193	2,168	-	-	67,832	-	70,000
Issuance of common stock that was previously issuable	400,000	400	(400,000)	(400)	-	-	-
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	7,657	-	7,657
Exercise of stock warrant - $0.01 per share	1,000,000	1,000	-	-	9,000	-	10,000
Waiver of two officers’ compensation	-	-	-	-	1,176,168	-	1,176,168
Net loss, year ended April 30, 2018	-	-	-	-	-	(353,614)	822,554

Balance at April 30, 2018	57,999,488	$57,999	$-	$-	$23,189,494	$(26,550,953)	$(3,303,460)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(353,614)	$(5,075,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	-	464
Provision for settlement of contract dispute	-	50,000
Football equipment deposit write-off	-	260,323
Write-off of furniture, fixtures and equipment	2,494	-
Amortization of prepaid consulting over service period	-	650,875
Issuance of common stock to employees for services	900	72,002
Amortization of common stock issued for employee services over vesting period	-	147,843
Amortization of stock options issued for employee services over vesting period	-	771,885
Revaluation of stock options issued for consulting services over service period	7,657	(129,855)
Issuance of stock warrants for consulting services	-	828,549
Amortization of debt discount on convertible secured promissory note	-	471,643
Amortization of debt discount on convertible unsecured promissory note	-	31,780
Amortization of debt discount on stock warrant issued for forbearance agreement	11,829	16,187
Amortization of debt discount on common stock issued for forbearance agreement	12,384	16,947
Loss from change in fair value of conversion option liability	-	(176,190)
Issuance of common stock to consultant for resolution of warrant exercise price	-	41,337
Changes in operating assets and liabilities:
Prepaid legal	-	(7,500)
Prepaid consulting	83	(105)
Rent deposit	-	11,918
Accounts payable	226,912	643,739
Accounts payable - related parties	21,302	49,294
Accrued officer compensation	-	900,000
Accrued expenses	38,021	(15,467)
Accrued officer payroll taxes	-	42,438
Accrued interest	32,308	65,350
Net cash provided by (used in) operating activities	276	(332,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	-	225,000
Proceeds from issuance of common stock	-	216,500
Repayment of notes payable	-	(95,000)
Repayment of notes payable to related parties	-	(18,000)
Net cash provided by financing activities	-	328,500

NET INCREASE (DECREASE) IN CASH	276	(3,550)
CASH - BEGINNING OF YEAR	249	3,799
CASH - END OF YEAR	$525	$249

The accompanying notes are an integral part of these financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS
(Continued)

	For the Year Ended April 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercise of common stock to employees previously unvested	$-	$3,750
Exercise of stock warrant for consulting services	$-	$17,000
Exercise of stock warrant for consulting services from related party	$10,000	$-
Issuance of stock warrant for forbearance agreement	$-	$28,015
Issuance of common stock for forbearance agreement	$-	$29,331
Change in conversion option liability for partial conversions of convertible secured promissory note	$-	$286,341
Conversion of convertible secured promissory note	$70,000	$380,000

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

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

On August 23, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation. The prior authorized designated fifty million (50,000,000) shares of convertible preferred stock, par value $0.001 per share were re-designated to common stock. As a result, the Company has no authorized preferred stock.

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

Effective November 24, 2014, the Company amended its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name to Major League Football, Inc. from Universal Capital Management, Inc.

The Company is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our anticipated launch is a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had no revenues and a net loss of $353,614 and $5,075,507 for the years ended April 30, 2018 and 2017, respectively. Additionally, at April 30, 2018, the Company has a working capital deficit of $3,303,460, an accumulated deficit of $26,550,953 and a stockholders' deficit of $3,303,460, which could have a material impact on the Company's financial condition and operations.

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

Significant estimates in the accompanying financial statements include the valuation of collateral on certain receivables, valuation of equity-based instruments issued for other than cash, valuation allowance on deferred tax assets, depreciable lives and estimated residual value of furniture, fixtures and equipment.

Cash and Cash Equivalents

 For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2018 and 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2018 and 2017, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Concentration of Revenues

The Company had no revenue for the years ended April 30, 2018 and 2017.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation. For financial accounting purposes, depreciation is generally computed by the straight-line method over the following useful lives:

Furniture and fixtures	5 to 7 years
Computer and office equipment	3 to 7 years

Due to the settlement of a lawsuit on February 5, 2018 (See Note 7 – Commitments and Contingencies), the Company immediately gave up all rights, title and interest to business equipment and office furniture in its previous Florida corporate office. Accordingly, during the year ended April 30, 2018, the Company wrote off the remaining net book value of $2,494 for the furniture, fixtures and equipment. For the years ended April 30, 2018 and 2017, the Company recorded $0 and $464 of depreciation expense, respectively.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels to be used to measure fair value:

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

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s financial instruments consist principally of cash, accounts payable, unsecured convertible notes payable, secured convertible notes payable, notes payable and notes payable – related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the Company believes that the recorded values of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company had no assets or liabilities to be measured at fair value on a recurring and non-recurring basis at April 30, 2018 and 2017, respectively.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the years ended April 30, 2018 and 2017, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the years ended April 30, 2018 and 2017, respectively.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At April 30, 2018 and 2017, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At April 30, 2018, there were options to purchase 1,090,000 shares of the Company’s common stock, 5,532,500 warrants to purchase shares of the Company’s common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 5,375,754 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is currently evaluating the effect of the adoption of ASU 2016-02 on the Company’s financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company does not expect that the adoption of ASU 2017-17 will have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect that the adoption of ASU 2018-02 will have a material impact on the Company’s financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share based payments to non-employees with the accounting for share based payments to employees. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. The implementation of this update is not expected to cause a material change to the Company’s financial statements.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after April 30, 2018 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – DEBT

Notes Payable:	April 30, 2018	April 30, 2017

Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable at April 30, 2018 and 2017. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through April 30, 2018, the Company has accrued $16,660 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2018, the Company has accrued $761 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000, (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at April 30, 2018 and 2017, respectively. Through April 30, 2018, the Company has accrued $8,035 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 2 – DEBT (CONTINUED)

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2018, the Company has accrued $1,910 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2018, the Company has accrued $317 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2018, the Company has accrued $1,904 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through April 30, 2018, the Company has accrued $1,260 of interest related to the promissory note and included in accrued interest in the accompanying Balance Sheet.

	April 30, 2018	April 30, 2017
Notes Payable, Related Party:
Notes payable, related party. No interest and principal payable on demand.	$2,300	$2,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at April 30, 2017 and 2018, respectively, recorded as Notes Payable – Related Parties in the accompanying Balance Sheet. See Note 6 – Related Party Transactions.

	April 30, 2018	April 30, 2017
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. At April 30, 2018, the Company has accrued $5,116 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying Balance Sheet. The unsecured convertible promissory note is in default at April 30, 2018 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 2 – DEBT (CONTINUED)

	April 30, 2018	April 30, 2017
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$100,000	$170,000

Less: debt discount	-	(24,213)

Total Convertible Secured Notes Payable, net of debt discount	$100,000	$145,787

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. At April 30, 2018, $70,457 of accrued interest was recorded in the accompanying Balance Sheet.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 2 – DEBT (CONTINUED)

On the note issue date of March 9, 2016, the Company recorded the following debt discounts as offsets to the $550,000 note payable and were amortized over the one-year term of the note: (1) OID of $50,000, (2) debt issue costs of $55,000, (3) warrant fair value of $239,069 and (4) conversion option liability of $205,931.

On (1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2016, the lender elected to exercise their right to convert $15,000 on each of the above dates or a total conversion amount of $45,000 of the principal balance and the note payable balance was $505,000 at October 31, 2016 (See Note 4 – Stock).

On (1) February 1, 2017, (2) February 6, 2017, (3) February 8, 2017, (4) February 14, 2017, (5) February 21, 2017, (6) March 7, 2017, (7) March 9, 2017, (8) March 13, 2017, (9) March 15, 2017, (10) March 28, 2017 and (11) April 12, 2017, the lender elected to exercise their right to convert on each of the above dates for an aggregate total conversion amount of $185,000 of the principal balance and the note payable balance was $170,000 at April 30, 2017.

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

The Company evaluated the conversion option liability at April 30, 2017 and determined that the embedded feature qualifies for the exception from derivative accounting pursuant to ASC 815-10-15-74(a) because the Company has subsequently increased its number of authorized and unissued shares sufficient to cover the settlement of the embedded feature.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 2 – DEBT (CONTINUED)

The Company evaluated the warrant and determined that there was no derivative treatment required as the warrant contained a fixed exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the outstanding principal of the note ($215,000) and the warrant on March 9, 2017 utilizing the Black Scholes Pricing Model for the warrant. The Company allocated $28,015 to the warrant which was recorded as a debt discount with an offset to additional paid in capital in the accompanying Balance Sheet.

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

From May 1, 2017 through April 30, 2018, the Company recorded amortization of the remaining debt discount of $24,213 to interest expense in the accompanying Statement of Operations in amounts of (1) $11,829 against the warrant relative fair value $12,384 against the common stock relative fair value. As a result, the debt discount has been amortized in full at April 30, 2018.

From March 9, 2016 through April 30, 2017, the lender elected to convert $380,000 of the principal amount of the note into 5,409,226 shares of common stock resulting in a note balance of $170,000 at April 30, 2017. From May 1, 2017 through October 31, 2017, the lender elected to convert $70,000 of the principal amount of the note into 2,168,193 shares of common stock resulting in a note balance of $100,000 at April 30, 2018. See Note 8 – Subsequent Events.

NOTE 3 – INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Substantially all of the provisions of the new law are effective for taxable years beginning after December 31, 2017. The new law includes significant changes for the Company, including reductions in the corporate federal statutory income tax rate to 21 percent from 34 percent, the general allowance for the continued deductibility of interest expense and a limit on the utilization of net operating losses arising after December 31, 2017, to 80 percent of taxable income with an indefinite carryforward.

The staff of the SEC has recognized the complexity of reflecting the impacts of the Tax Cuts and Jobs Act of 2017 and issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting. We have completed or made a reasonable estimate for the measurement and accounting of the effects of the Tax Cuts and Jobs Act of 2017, which have been reflected in our April 30, 2018, financial statements. We are still analyzing certain aspects of the Tax Cuts and Jobs Act of 2017, refining our calculations and expect additional guidance from the U.S. Department of the Treasury and the Internal Revenue Service. Any additional issued guidance or future actions of our regulators could potentially affect the final determination of the accounting effects arising from the implementation of the Tax Cuts and Jobs Act of 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 3 – INCOME TAXES (CONTINUED)

The Company utilizes the assets and liability method of accounting for income taxes in accordance with ASC 740-10 and ASC 740-30, Accounting for Income Taxes.

Under the provisions of ASC 740-10, Accounting for Income Taxes, the unrecognized tax provisions consisting of interest and penalties at April 30, 2017 was $0. There was no change in unrecognized tax provisions during the year ending April 30, 2018 and the accrual at April 30, 2018 amounted to $0. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense. Tax years from 2005 (initial tax year) through 2017 remain subject to examination by major tax jurisdictions.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows:

	For the Year Ended April 30,
	2018	2017
Statutory federal rate	(30.40)%	(34.00)%
State tax rate, net of federal effect	(5.75)%	(5.75)%
Change in valuation allowance	36.15%	39.75%

The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2018	2017
Income tax benefit (provision) at U.S. Federal Income Tax rate	$(2,381,000)	$1,725,000
State income taxes, net of federal benefit (provision)	(691,000)	287,000
Change in federal tax rate	2,039,000	—
Change in valuation allowance	1,033,000	(2,012,000)

Net Income tax benefit (provision)	$—	$—

The components of deferred tax assets (liabilities) are as follows:

	April 30,
	2018	2017
Deferred tax assets:
Net operating loss carry forward	$4,196,000	$6,090,000
Capital loss carry forward	535,000	797,000
Stock-based compensation	1,128,000	1,676,000
Change in fair value of conversion option liability	-	(172,000)
Bad debt	194,000	288,000
Other	7,000	543,000

Total gross deferred tax assets	$6,060,000	$9,222,000
Less: deferred tax asset valuation allowance	(5,873,500)	(8,945,500)
Total net deferred tax assets	186,500	276,500

Deferred tax liabilities:
Future exercise of warrants	$(186,000)	$(276,000)
Other	(500)	(500)

Total net deferred tax liabilities	$(186,500)	$(276,500)

Total net deferred taxes	$—	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 3 – INCOME TAXES (CONTINUED)

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The valuation allowance has been decreased by $3,072,000 and increased by $2,012,000 for the years ended April 30, 2018 and 2017, respectively. Net operating loss carry-forwards aggregate approximately $15,685,000 and capital loss carry-forwards aggregate approximately $1,999,000 and expire in years through 2038. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s federal tax returns remain subject to examination by the IRS because the Company has not filed tax returns for several years.

At April 30, 2018 and 2017, respectively, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying financial statements. Additionally, the Company owes the State of Delaware for penalties and interest of $200,077 and $182,056, which is included as accrued expenses in the accompanying Balance Sheet at April 30, 2018 and 2017, respectively. The Company has an agreement with the State of Delaware to pay a minimum of $500 per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

NOTE 4 – STOCK

Common Stock:

On August 23, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation. The prior authorized designated fifty million (50,000,000) shares of convertible preferred stock, par value $0.001 per share were re-designated to common stock. As a result, the Company has no authorized preferred stock.

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.001 par value per share. At April 30, 2018, 57,999,488 shares were issued and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares.

The 1,500,000 unvested shares were valued at $0.05 per share or $75,000 and were being amortized to compensation expense over the vesting period with an unamortized balance of $44,896 at April 30, 2017. Because of the termination discussion above, the Company recorded no compensation expense for the year ended April 30, 2018 and will no longer record any further compensation expense related to the unvested shares and will pursue the return of the 1,500,000 unvested shares held by the employees that should be returned to treasury.

Common Stock Issued

From May 3, 2016 to June 10, 2016, the Company issued 160,132 shares of common stock to employees. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price at prices ranging from of $0.32 to $0.51 on the date of grant, or $66,062 and was classified as stock compensation expense in the accompanying Statement of Operations for the year ended April 30, 2017.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 4 – STOCK (CONTINUED)

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

Effective August 4, 2016, two of the Company’s consultants exercised a total of 1,300,000 warrants at an exercise price of $0.01 or $13,000 of consideration. The two consultants paid for the exercise price of $13,000 by electing to decrease the balance due under their respecting consulting invoices.

On October 26, 2016, the Company issued 27,000 shares of common stock to employees. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.22 per share on the date of grant, or $5,940 and was classified as stock compensation expense for the year ended April 30, 2017 in the accompanying financial statements.

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

In April 2017, a consultant exercised 400,000 warrants at an exercise price of $0.01 or $4,000. The consultant paid for the exercise price of $4,000 by electing the reduce the balance from consulting fees owed. However, the underlying common stock was not issued by the transfer agent until June 2017 and at April 30, 2017, the Company recorded the 400,000 shares issued to the Consultant as Common Stock Issuable in the accompanying financial statements.

On May 8, 2017, the Company issued 15,000 shares of common stock to employees. The shares were issued per the Company’s 2014 Employee Stock Plan. The Company valued the stock based upon the quoted market price of $0.06 per share on the date of grant, or $900 and was classified as stock compensation expense for the year ended April 30, 2018 in the accompanying Statement of Operations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 4 – STOCK (CONTINUED)

From May 1, 2017 through August 1, 2017, the lender of a convertible secured promissory note, elected to exercise their right to convert on several dates during the above period, an aggregate amount of $70,000 of the remaining $170,000 convertible secured promissory note at April 30, 2017, resulting in a note balance of $100,000 at April 30, 2018 (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Prices ranging from $0.03 to $0.04 per share on the respective conversion dates, the Company issued 2,168,193 shares of common stock to the lender.

On December 10, 2017, the Senior Vice President of the Company, exercised 1,000,000 stock warrants at an exercise price of $0.01 per share or $10,000. The Senior Executive Vice President paid for the exercise price of $10,000 by reducing the balance due him for unreimbursed business expenses. See Note 6 – Related Party Transactions.

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

On September 5, 2017, Compass Creek Capital, Inc. (“CCC”), controlled by Jerry C. Craig, the Company’s CEO, supplied documents to the Company which it represented demonstrated a deposit of $3 million into the Company’s bank account pursuant to a Purchase Agreement executed on or about June 22, 2017. Per the terms of the agreement, the Company was to grant CCC 42,857,143 shares of the Company’s Series A convertible preferred stock at $0.001 par value. This stock has the same powers, preferences and rights and the qualifications, limitations or restrictions as the common stock. The Company issued the convertible preferred stock in a nonpublic offering pursuant to Regulation D. With the shares owned by CCC, it would hold a significant ownership of the total outstanding stock. In addition to the Convertible Preferred Shares directly owned by CCC, the Company granted to CCC, an option to purchase 171,428,571 shares of the Company’s Series A convertible preferred stock at $.07 per share.

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

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 4 – STOCK (CONTINUED)

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

NOTE 5 – STOCK BASED COMPENSATION

Stock Options

In May 8, 2006, the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) for the benefit of our directors, officers, employees and consultants, and which reserved 400,000 shares of our common stock for such persons pursuant to the 2006 Plan. The 2006 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period as is set forth in the award agreement. If for any reason other than death or disability, an Optionee of the 2006 Plan who at time of the grant of an Option under the 2006 Plan was an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such Option). There are 40,000 options outstanding under this plan at April 30, 2018 and 2017, respectively.

On July 14, 2014, the Company’s board of directors approved the 2014 Employee Stock Plan (“2014 Plan”) and authorized 10,000,000 shares of its common stock that shall be set aside and reserved for issuance pursuant to the 2014 Plan, subject to adjustments as may be required in accordance with the terms of the 2014 Plan. The 2014 Plan was subsequently approved by the Company’s stockholders on November 11, 2014. The 2014 Plan has a term of 10 years and no option shall be exercisable more than 10 years after the date of grant, or such lesser period as is set forth in the award agreement. If for any reason other than death or disability, an optionee of the 2014 Plan who at time of the grant of an option under the 2014 Plan was an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination; provided, however, that if such exercise of the option would result in liability for the optionee under Section 16(b) of the Securities Exchange Act of 1934, then such three-month period automatically shall be extended until the tenth day following the last date upon which optionee has any liability under Section 16(b) (but in no event after the expiration date of such option). There are 1,200,000 options outstanding under this plan at April 30, 2018 and 2017, respectively.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED)

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

All employees and consultants holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017 except for the Senior Executive Vice President of the Company. Both stock option plans state that when an employee ceases to be an employee (such event being called a “Termination”), options held at the date of Termination (to the extent then exercisable) may be exercised in whole or in part at any time within three months of the date of such Termination. Because the three-month timeframe occurred, and no employee exercised their related stock options, the Company has calculated that 1,250,000 of the 2,000,000 remaining stock options from above have been forfeited. The remaining 750,000 stock options are held by the Senior Executive Vice President of the Company and re-measured these at April 30, 2018 and recorded $7,657 of consulting expense during the year ended April 30, 2018 in the accompanying Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of April 30, 2018)	$0.04
Exercise Price	$0.05
Expected Remaining Term	6.20 years
Volatility	82%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.84%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 5 – STOCK BASED COMPENSATION (CONTINUED

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

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended January 31, 2017, except for the Senior Executive Vice President of the Company. After the three-month timeframe passed, and no employee exercised their related stock options, all 2,070,000 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the year ended April 30, 2018.

Effective June 10, 2016, the Company granted 1,910,000 options to purchase common stock to five employees. The exercise price is $0.31 per share and on the grant date, 102,500 of the options vested immediately and the remaining 1,807,500 options were vested in various stages over a three-year period.

As discussed above, all employees holding a stock option to purchase common stock of the Company were terminated during the three months ended July 31, 2017, except for the Senior Executive Vice President of the Company. After the three-month timeframe passed, and no employee exercised their related stock options, all 1,807,500 of the remaining unvested stock options have been forfeited and no further compensation expense was recorded during the year ended April 30, 2018.

Additionally, all 102,500 vested stock options were forfeited because they were not exercised during this three-month timeframe.

The following table summarizes employee and consultant stock option activity of the Company for the year ended April 30, 2018:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2017	7,690,000	$0.22	7.90	$19,600
Forfeited resulting from termination	(6,450,000)	$—	—	—
Outstanding, April 30, 2018	1,240,000	$0.08	6.04	$—
Exercisable, April 30, 2018	1,090,000	$0.08	6.01	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 5 – STOCK BASED COMPENSATION (Continued)

Stock Warrants

On December 10, 2017, the Senior Executive Vice President of the Company, exercised 1,000,000 stock warrants at an exercise price of $0.01 per share or $10,000. Mr. Murtha paid for the exercise price of $10,000 by electing to decrease the balance due under outstanding expenses owed by the Company. See Note 4 – Stock and Note 6 – Related Party Transactions.

The following table reflects stock warrants at April 30, 2018:	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2017	6,532,500	$0.25	1.79	$177,850
Exercised	(1,000,000)	$0.01	—	—
Outstanding, April 30, 2018	5,532,500	$0.25	0.79	$116,000
Exercisable, April 30, 2018	5,532,500	$0.25	0.79	$116,000

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective December 4, 2017, the former Chief Operating Officer of the Company executed an agreement waiving his right to $560,000 of compensation that had been accrued by the Company. Additionally, the waiver stated that no further compensation was due to the former officer.

Effective December 4, 2017, the former President of the Company executed an agreement waiving his right to $560,000 of compensation that has been accrued by the Company. Additionally, the waiver stated that no further compensation was due to the former officer.

Due to the above waivers, the Company reduced accrued officer compensation by $1,120,000 and reduced the related accrued payroll taxes by $56,168, effective as of December 4, 2017. The total reduction of $1,176,168 was recorded to additional paid in capital at April 30, 2018 in the accompanying Balance Sheet.

At April 30, 2018, the Company has accrued $740,000 for unpaid officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid officer compensation in the accompanying Balance Sheet. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers. However, the two former officers did not sign a waiver of accrued compensation like the other two discussed above and the Company has continued to accrue for the two former officers’ compensation at April 30, 2018.

At April 30, 2018, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company is classified the promissory note as Notes Payable – Related Parties in the accompanying Balance Sheet. See Note 2 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

At April 30, 2018, the Company has recorded $60,596 of accounts payable – related parties for Company related expenses. This includes $58,657 paid by the Senior Executive Vice President on behalf of the Company, $1,814 paid by the Company’s authorized house counsel on behalf of the Company and $125 paid by a former officer of the reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. The Senior Executive Vice President paid for the exercise price of $10,000 by electing to reduce the balance due under outstanding expenses owed by the Company. See Note 4 - Stock

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

On July 31, 2015, the Company executed a lease agreement for its new corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The term of the lease is two (2) years at a monthly rental rate of $11,918. At closing, the Company paid an $11,918 security deposit, which was originally recorded as a deposit by the Company.

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

Effective May 31, 2018, the landlord and the Company executed a first amendment to the February 5, 2018 settlement discussed above which specified:

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

a.	In lieu of making the payment of $40,000 on June 1, 2018, the Company will pay the landlord a $5,000 installment of the $40,000 payment on June 4, 2018;

b.	The Company will pay the landlord $503 on June 4, 2018, as reimbursement for an additional month of storage space rental; and

c.	The Company will pay the landlord the $35,000 balance of the original $40,000 payment on or before June 30, 2018.

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

Effective June 28, 2018, the landlord and the Company executed a second amendment to the February 5, 2018 settlement discussed above which specified:

d.	In lieu of making the payment of $35,000 on June 30, 2018, the Company paid the landlord a $5,000 installment of the $35,000 payment on June 29, 2018;

e.	The Company paid the landlord $503 on June 29, 2018, as reimbursement for an additional month of storage space rental; and

The Company will pay the landlord the $30,000 balance of the original $40,000 payment on or before July 31, 2018.

Effective July 31, 2018, the landlord and the Company executed a third amendment to the February 5, 2018 settlement discussed above, which specified:

f.	In lieu of making the payment of $30,000 on July 31, 2018, the Company paid the landlord a $1,000 installment of the $30,000 payment on July 31, 2018;

g.	The Company paid the landlord $503 on July 31, 2018, as reimbursement for an additional month of storage space rental; and

h.	The Company will pay the landlord the $29,000 balance of the original $40,000 payment on or before August 15, 2018.

Effective September 21, 2018, the landlord and the Company executed a fourth amendment to the February 5, 2018 settlement discussed above, which specified:

a.	In lieu of making the remaining balance payment of $29,000 on August 15, 2018, the Company paid the landlord a $1,000 installment of the $29,000 payment on September 21, 2018;

b.	The Company paid the landlord $503 on September 21, 2018, as reimbursement for an additional month of storage space rental; and

c.	The Company will pay the landlord the $28,000 balance of the original $40,000 payment on or before October 31, 2018.

d.	If the Company fails to make any payment specified in the fourth amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Effective October 31, 2018, the landlord and the Company executed a fifth amendment to the February 5, 2018 settlement discussed above, which specified:

e.	In lieu of making the remaining balance payment of $28,000 on October 31, 2018, the Company paid the landlord a $1,000 installment of the $28,000 payment on November 5, 2018;

f.	The Company paid the landlord $1,006 on November 5, 2018, as reimbursement for two months of storage space rental; and

g.	The Company will pay the landlord the $27,000 balance of the original $40,000 payment on or before November 30, 2018.

h.	If the Company fails to make any payment specified in the fourth amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

The Company had previously recorded $57,385 of accounts payable to the landlord and based upon the August 28, 2017 Motion for Final Adjustment and Summary Judgment, the Company recorded a $17,385 gain on settlement of accounts payable and recorded as a component of other income in the accompanying Statement of Operations for the year ended April 30, 2018.

The Company is currently in discussions for new corporate headquarters.

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying Balance Sheet at April 30, 2018. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

Vendor Lawsuits

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying Balance Sheet at April 30, 2018.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Contingencies)

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

On May 16, 2018, the Court conducted a scheduling conference in which the Court granted leave to the Trustee to amend the pleadings to assert the bad check claims in the first lawsuit. The Court also gave the parties 90 days to conduct discovery. As of the date of this report, the Trustee has yet to file an amended pleading. A trial date was set for October 3, 2018.

On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has recorded accrued expenses of $70,000 for the potential settlement in the accompanying Balance Sheet at April 30, 2018.

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying Balance Sheet at April 30, 2018. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying Balance Sheet at April 30, 2018. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying Balance Sheet at April 30, 2018. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

Unpaid Taxes and Penalties

At April 30, 2018 and 2017, respectively, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheet at April 30, 2018. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $200,077, which is included as accrued expenses in the accompanying Balance Sheet at April 30, 2018. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying Balance Sheet at April 30, 2018. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment relate to $243,034 of legal services provided to the Company. The amount included interest on unpaid invoices. The “retaining lien” states that Mr. Bovi will retain all documents in his possession unless paid the amount outstanding as described above.

Stock Delisting

On September 14, 2017, the OTC Markets Group notified the Company of its delisting from the OTCQB due to its delinquency in filings, specifically with the SEC.

SEC Correspondence

On April 19, 2018, the Company received correspondence from the SEC Division of Corporate Finance related to non-compliance with the reporting requirements under Section 13(a) of the Securities Act of 1934. The Company responded to the SEC on April 30, 2018 providing information that its past due April 30, 2017 Form 10-K was filed on April 25, 2018 and that it was actively preparing past due 10-Q filings for the periods ended July 31, 2017, October 31, 2017 and January 31, 2018. The Company requested a sixty (60) day extension to file the past due 10-Q reports. The Company filed the past due 10-Q reports with the SEC on June 11, 2018.

As of the date of these financial statements for the year ended April 30, 2018, the Company had not timely filed its Form 10-K for the year ended April 30, 2018 and its Form 10-Q for the three months ended July 31, 2018. As a result, the Company may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Act of 1934. As of the date of these financial statements for the year ended April 30, 2018, the Company has received no further correspondence from the SEC.

NOTE 8 – SUBSEQUENT EVENTS

Convertible Promissory Note

On May 17, 2018, the Company received $75,000 of net proceeds for working capital purposes from the issuance of a $80,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $5,000. The terms include interest accrued at 8% annually and the principal and interest payable are payable in one year on May 17, 2019. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of Eighteen Percent (18%), from the due date thereof until the same is paid.

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

YEARS ENDED APRIL 30, 2018 AND 2017

NOTE 8 – SUBSEQUENT EVENTS

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

On the note issue date of May 17, 2018, the Company recorded the following debt discounts as offsets to the $80,000 promissory note and will be amortized over the one-year term of the promissory note: (1) debt issue costs of $5,000 and (2) conversion option liability of $75,000. As a result, the Company recorded a $39,132 of expense for the initial fair value of conversion option liability and recorded as a separate item in other income (expense).

On June 8, 2018, the Company received $10,000 of proceeds from a private placement offering, representing 1,000,000 shares of stock at a sales price of $0.01 per share.

On July 18, 2018, the lender of a convertible secured promissory note, elected to exercise their right to convert $10,000 of the remaining $100,000 convertible secured promissory note at April 30, 2018, resulting in a note balance of $90,000 at July 18, 2018 (See Note 2 – Debt). The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Price of $0.0122 per share the Company issued 819,672 shares of common stock to the lender.

On October 5, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

