Form 10-Q
period 2018-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2019-01-09
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

The number of shares of the registrant’s common stock issued and outstanding as of January 9, 2019 is 69,819,160.

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

JULY 31, 2018

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	At July 31, 2018	At April 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,595	$525
Prepaid legal	7,500	7,500
TOTAL CURRENT ASSETS	9,095	8,025

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,545,560	$1,603,062
Accounts payable - related parties	71,972	60,596
Accrued former officer compensation	740,000	740,000
Accrued expenses	276,517	271,841
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory note, net of $69,918 debt discount	100,082	100,000
Conversion option liability	176,073	-
Notes payable	230,000	230,000
Notes payable, related parties	2,300	2,300
Accrued officer payroll taxes	37,111	37,111
Accrued interest	116,453	106,421

TOTAL CURRENT LIABILITIES	3,456,222	3,311,485

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized; 58,819,160 and 57,999,488 shares issued and outstanding at July 31, 2018 and April 30, 2018, respectively	58,819	57,999
Common stock issuable, 1,000,000 and zero shares at July 31, 2018 and April 30, 2018, respectively	1,000	-
Additional paid-in capital	23,203,809	23,189,494
Accumulated deficit	(26,710,755)	(26,550,953)

TOTAL STOCKHOLDERS’ DEFICIT	(3,447,127)	(3,303,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,095	$8,025

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	July 31, 2018	July 31, 2017
Operating Expenses
Salaries and wages	$-	$900
Professional fees	29,632	25,125
General and administrative	4,307	45,246
Total Operating Expenses	33,939	71,271

Operating Loss	(33,939)	(71,271)

Other Income (Expense)
Tax penalties and interest	(4,676)	(4,405)
Write-off of furniture, fixtures and equipment	-	(2,494)
Other income	-	34,980
Interest expense	(20,114)	(36,249)
Initial fair value and loss from change in fair value of conversion option liability	(101,073)	-
Total Other Expense	(125,863)	(8,168)

Net Loss	$(159,802)	$(79,439)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares - Basic and Diluted	58,711,177	55,698,734

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,
	July 31, 2018	July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,802)	$(79,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of furniture, fixtures and equipment	-	2,494
Issuance of common stock to employees for services	-	900
Revaluation of stock options issued for consulting services over service period	(3,865)	1,335
Amortization of debt discount on convertible secured promissory note	10,082	-
Amortization of debt discount on stock warrant issued for forbearance agreement	-	11,829
Amortization of debt discount on common stock issued for forbearance agreement	-	12,384
Initial fair value of conversion option liability	39,132	-
Loss from change in fair value of conversion option liability	61,941	-
Changes in operating assets and liabilities:
Prepaid consulting	-	83
Accounts payable	(57,502)	26,584
Accounts payable - related parties	11,376	7,140
Accrued expenses	4,676	4,405
Accrued interest	10,032	12,036
Net cash used in operating activities	(83,930)	(249)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	75,000	-
Proceeds from issuance of common stock	10,000	-
Net cash provided by financing activities	85,000	-

NET INCREASE (DECREASE) IN CASH	1,070	(249)
CASH - BEGINNING OF PERIOD	525	249
CASH - END OF PERIOD	$1,595	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to employees previously unvested	$-	$1,335
Conversion of convertible secured promissory note	$10,000	$50,000

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our anticipated launch is a training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and net cash used in operating activities of $83,930 for the three months ended July 31, 2018. Additionally, at July 31, 2018, the Company had a working capital deficit of $3,447,127, an accumulated deficit of $26,710,755 and a stockholders’ deficit of $3,447,127, which could have a material impact on the Company’s financial condition and operations.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the filing of the Company’s Form 10-Q with the Securities and Exchange Commission (“SEC”). Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and convertible debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. We expect we will require additional short-term financing as well as $20 million of financing over the next 12 months to position our Company for its anticipated launch in March of 2019, to cover our operating expenses for our 2019 full training camp and playing season in our designated cities. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018, as filed with the SEC on November 19, 2018. The interim operating results for the three months ending July 31, 2018 are not necessarily indicative of operating results expected for the full year.

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

Significant estimates in the accompanying financial statements include the valuation of collateral on certain receivables, valuation of derivative liabilities, valuation of equity-based instruments issued for other than cash and valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2018 and April 30, 2018.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2018 and April 30, 2018, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at July 31, 2018:

	Carrying Value	Fair Value Measurements at
	At	July 31, 2018
	July 31, 2018	Level 1	Level 2	Level 3
Conversion option liability	$176,073	$—	$—	$176,073

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of activity of Level 3 assets and liabilities for the three months ended July 31, 2018:

Embedded Conversion Option Liability
Balance – April 30, 2018	$—
Initial value of conversion option liability	114,132
Loss from change in the fair value of conversion option liability	61,941
Balance – July 31, 2018	$176,073

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statement of Operations.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the three months ended July 31, 2018 or 2017, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the three months ended July 31, 2018 and 2017, respectively.

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and the Company’s diluted EPS excludes all dilutive potential common shares because their effect is anti-dilutive. At July 31, 2018, there were options to purchase 1,240,000 shares of the Company’s common stock, 5,532,400 warrants to purchase shares of the Company’s common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 12,707,212 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

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

NOTE 2 – DEBT

	July 31, 2018	April 30, 2018
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through July 31, 2018, the Company has accrued $18,676 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2018, the Company has accrued $862 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000 and (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at July 31, 2018. Through July 31,2018, the Company has accrued $8,741 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2018, the Company has accrued $2,212 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2018, the Company has accrued $367 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 2 – DEBT (CONTINUED)

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2018, the Company has accrued $2,206 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through July 31, 2018, the Company has accrued $1,462 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

	July 31, 2018	April 30, 2018
Notes Payable, Related Party:
Notes payable, related party. No interest and principal payable on demand.	$2,300	$2,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at July 31, 2018, recorded as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 5 – Related Party Transactions.

	July 31, 2018	April 30, 2018
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. Through July 31, 2018, the Company has accrued $5,746 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying unaudited Balance Sheet. The unsecured convertible promissory note is in default at July 31, 2018 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

	July 31, 2018	April 30, 2018
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$90,000	$100,000

Secured convertible promissory note payable – originally issued May 17, 2018 - Interest accrued at 8% - principal and interest due May 17, 2019	80,000	-

Less: debt discount	(69,918)	-

Total Convertible Secured Notes Payable, net of debt discount	$100,082	$100,000

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 2 – DEBT (CONTINUED)

Convertible Secured Note Payable - #1

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. At July 31, 2018, $75,917 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

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

On (1) September 13, 2016, (2) September 30, 2016 and (3) October 26, 2016, the lender elected to exercise their right to convert $15,000 on each of the above dates or a total conversion amount of $45,000 of the principal balance and the note payable balance was $505,000 at October 31, 2016.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 2 – DEBT (CONTINUED)

On (1) November 2, 2016, (2) November 15, 2016, (3) December 13, 2016, (4) December 16, 2016, (5) December 23, 2016, (6) December 29, 2016, (7) January 6, 2017, (8) January 12, 2017, (9) January 23, 2017 and (10) January 24, 2017, the lender elected to exercise their right to convert on each of the above dates for an aggregate total conversion amount of $150,000 of the principal balance and the note payable principal balance.

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

For the year ended April 30, 2017, the Company recorded $471,643 for amortization of the four debt discounts discussed above to interest expense in the accompanying unaudited Statement of Operations.

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

The Company evaluated the forbearance agreement as to whether it was an extinguishment or modification of debt. In concluding on the accounting, the Company evaluated ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company determined that the forbearance agreement was not an extinguishment of debt or a material modification. The Company adjusted the carrying amount of the debt for discount, including stock and warrant issuances, and was amortized over the modification period of three months through June 9, 2017 as described below.

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

From May 1, 2017 through April 30, 2018, the Company recorded amortization of the remaining debt discount of $24,213 to interest expense in the accompanying unaudited Statement of Operations in amounts of (1) $11,829 against the warrant relative fair value $12,384 against the common stock relative fair value. As a result, the debt discount was amortized in full at April 30, 2018.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 2 – DEBT (CONTINUED)

From March 9, 2016 through April 30, 2017, the lender elected to convert $380,000 of the principal amount of the note into 5,409,226 shares of common stock resulting in a note balance of $170,000 at April 30, 2017. From May 1, 2017 through April 30, 2018, the lender elected to convert $70,000 of the principal amount of the note into 2,168,193 shares of common stock resulting in a note balance of $100,000 at April 30, 2018. On May 18, 2018, the lender elected to convert $10,000 of the principal amount of the note into 819,672 shares of common stock resulting in a note balance of $90,000 at July 31, 2018.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at July 31, 2018. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

The promissory note includes customary affirmative and negative covenants of the Company and at July 31, 2018, the Company is in default of a covenant to (1) be quoted or listed on at least one of the OTC Markets (OTCQX, OTCQB or OTC-Pink) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small-Cap Market, the New York Stock Exchange, or the American Stock Exchange and (2) the Company shall be in compliance with (as “current”), or otherwise comply with the reporting requirements of the Exchange Act. On January 8, 2019, the Company received a waiver from the lender for these items through March 31, 2019 and is no longer in default of these specific items.

Convertible Secured Note Payable - #2

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

The promissory note includes customary affirmative and negative covenants of the Company and at July 31, 2018, the Company is in default of a covenant to (1) be quoted on or before July 17, 2018 or listed on at least one of the OTC Markets (OTCQX, OTCQB or OTC-Pink) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small-Cap Market, the New York Stock Exchange, or the American Stock Exchange and (2) after July 17, 2018, the Company shall be in compliance with (as “current”), or otherwise comply with the reporting requirements of the Exchange Act. On January 8, 2019, the Company received a waiver from the lender for these items through March 31, 2019 and is no longer in default.

The Company evaluated the secured convertible promissory note in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was a conversion option feature that should be bifurcated and accounted for as a conversion option liability in the balance sheet at fair value. The initial valuation and recording of the conversion option liability was $114,132, using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.02, conversion price $0.012, expected term of 1 year, expected volatility of 263% and discount rate of 0.82%. The initial $114,132 conversion option liability assumed that 6,666,667 shares would be issued upon conversion of the promissory note.

On the note issue date of May 17, 2018, the Company recorded the following debt discounts as offsets to the $80,000 promissory note and will be amortized over the one-year term of the promissory note: (1) debt issue costs of $5,000 and (2) debt discount from conversion option liability of $75,000. As a result, the Company recorded $39,132 for the initial fair value of the conversion option liability in Other Income (Expense) in the accompanying unaudited Statement of Operations.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at July 31, 2018 that resulted in a calculated value of $176,073. As a result, the Company recorded $61,941 of expense for the change in the fair value of conversion option liability and recorded in Other Income (Expense) in the accompanying unaudited Statement of Operations.

The revaluation of the conversion option liability at July 31, 2018 was calculated using the Binomial Lattice option pricing model with the following assumptions; stock price $0.03, conversion price $0.01, expected term of 0.75 years, expected volatility of 297% and discount rate of 1.99%. The change in the conversion option liability assumed that 6,666,667 shares would be issued upon conversion of the promissory note at July 31, 2018.

For the period from the note issue date of May 17, 2018 to July 31, 2018, the Company recorded $10,082 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 3 – STOCK

Common Stock:

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.001 par value per share. At July 31, 2018, 58,819,160 shares were issued and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued and outstanding at July 31, 2018. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by the employees to be returned to treasury.

Common Stock Issued

On July 18, 2018, the lender of a convertible secured promissory, elected to exercise their right to convert $10,000 of the remaining $100,000 convertible secured promissory note at April 30, 2018 (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to seventy percent (70%) of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon the calculated Conversion Price of $0.02 per share on the conversion date, the Company issued 819,672 shares of common stock to the lender.

Common Stock Issuable

On June 8, 2018, the Company received $10,000 of proceeds from a private placement offering, representing 1,000,000 shares of stock at a sales price of $0.01 per share. However, the underlying common stock had not been issued by the transfer agent and was recorded as Common Stock Issuable in the accompanying unaudited Balance Sheet at October 31, 2018. See Note 7 – Subsequent Events.

NOTE 4 – STOCK BASED COMPENSATION

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share. At April 30, 2018, only 1,200,000 of these options were outstanding and were held by the Senior Executive Vice President of the Company as the other stock options were either forfeited or terminated since being granted. For the 1,200,000 stock options held by the Senior Vice President of the Company, 450,000 vested on the grant date of July 14, 2014 and the remaining 750,000 had a four (4) year vesting period through July 14, 2018.

The 750,000 unvested stock options held by the Senior Executive Vice President of the Company were re-measured for the final time at July 14, 2018 (fully vested) and the Company recorded $3,865 as a credit to consulting expense during the three months ended July 31, 2018 in the accompanying unaudited Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of July 14, 2018)	$0.02
Exercise Price	$0.05
Expected Remaining Term	5.95 years
Volatility	82%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.94%

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 4 – STOCK BASED COMPENSATION (Continued)

The following table summarizes employee and consultant stock option activity of the Company for the three months ended July 31, 2018:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2018	1,240,000	$0.08	6.04	$—
No activity	—	$—	—	$—
Outstanding, July 31, 2018	1,240,000	$0.08	5.79	$—
Exercisable, July 31, 2018	1,240,000	$0.08	5.79	$—

There was no change in stock warrants during the three months ended July 31, 2018 and the following table reflects stock warrants at July 31, 2018:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2018	5,532,500	$0.25	0.70	$116,000
No activity	—	$—	—	$—
Outstanding, July 31, 2018	5,532,500	$0.29	0.61	$58,500
Exercisable, July 31, 2018	5,532,500	$0.29	0.61	$58,500

NOTE 5 – RELATED PARTY TRANSACTIONS

At July 31, 2018, the Company has accrued $740,000 for unpaid former officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid former officer compensation in the accompanying unaudited Balance Sheet. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At July 31, 2018, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 2 – Debt.

At July 31, 2018, the Company has recorded $71,972 of accounts payable – related parties for Company related expenses. This includes $46,775 paid by the Senior Executive Vice President on behalf of the Company, $21,758 paid by the Director of Services and Procurement on behalf of the Company, $1,815 paid by the Company’s former house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company. The $46,775 owed to the Senior Vice President of the Company includes a reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. The Senior Executive Vice President paid for the exercise price of $10,000 by electing to reduce the balance due under outstanding expenses owed by the Company

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Effective June 28, 2018, the landlord and the Company executed a second amendment to the February 5, 2018 settlement discussed above which specified:

d.	In lieu of making the payment of $35,000 on June 30, 2018, the Company paid the landlord a $5,000 installment of the $35,000 payment on June 29, 2018;
e.	The Company paid the landlord $503 on June 29, 2018, as reimbursement for an additional month of storage space rental; and
f.	The Company will pay the landlord the $30,000 balance of the original $40,000 payment on or before July 31, 2018.

Effective July 31, 2018, the landlord and the Company executed a third amendment to the February 5, 2018 settlement discussed above, as modified by the second amendment dated June 28, 2018, which specified:

g.	In lieu of making the payment of $30,000 on July 31, 2018, the Company paid the landlord a $1,000 installment of the $30,000 payment on August 10, 2018;
h.	The Company paid the landlord $503 on August 10, 2018, as reimbursement for an additional month of storage space rental; and
i.	The Company will pay the landlord the $29,000 balance of the original $40,000 payment on or before August 15, 2018.

The Company has adjusted payments made against the balance which is $30,000 at July 31, 2018 in the accompanying unaudited Balance Sheet.

Effective September 21, 2018, the landlord and the Company executed a fourth amendment to the February 5, 2018 settlement discussed above, as modified by the second amendment dated June 28, 2018 and the third amendment dated July 31, 2018, which specified:

j.	In lieu of making the remaining balance payment of $29,000 on August 15, 2018, the Company paid the landlord a $1,000 installment of the $29,000 payment on September 21, 2018;
k.	The Company paid the landlord $503 on September 21, 2018, as reimbursement for an additional month of storage space rental; and
l.	The Company will pay the landlord the $28,000 balance of the original $40,000 payment on or before October 31, 2018.
m.	If the Company fails to make any payment specified in the fourth amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

Effective October 31, 2018, the landlord and the Company executed a fifth amendment to the February 5, 2018 settlement discussed above, which specified:

n.	In lieu of making the remaining balance payment of $28,000 on October 31, 2018, the Company paid the landlord a $1,000 installment of the $28,000 payment on November 5, 2018;
o.	The Company paid the landlord $1,006 on November 5, 2018, as reimbursement for two months of storage space rental; and
p.	The Company will pay the landlord the $27,000 balance of the original $40,000 payment on or before November 30, 2018.
q.	If the Company fails to make any payment specified in the fifth amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Effective November 30, 2018, the landlord and the Company executed a sixth amendment to the February 5, 2018 settlement discussed above, which specified:

r.	In lieu of making the remaining balance payment of $27,000 on November 30, 2018, the Company paid the landlord a $1,000 installment of the $27,000 payment on November 30, 2018;
s.	The Company paid the landlord $503 on November 30, 2018, as reimbursement for one month of storage space rental; and
t.	The Company will pay the landlord the $26,000 balance of the original $40,000 payment on or before December 31, 2018.
u.	If the Company fails to make any payment specified in the sixth amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

Effective December 20, 2018, the landlord and the Company executed a seventh amendment to the February 5, 2018 settlement discussed above, which specified:

v.	In lieu of making the remaining balance payment of $26,000 on December 31, 2018, the Company paid the landlord a $1,000 installment of the $26,000 payment on December 20, 2018;
w.	The Company paid the landlord $503 on December 20, 2018, as reimbursement for one month of storage space rental; and
x.	The Company will pay the landlord the $25,000 balance of the original $40,000 payment on or before January 31, 2019.
y.	If the Company fails to make any payment specified in the seventh amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

The Company is currently in discussions for new corporate headquarters.

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying unaudited Balance Sheet at July 31, 2018. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying unaudited Balance Sheet at July 31, 2018.

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

On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has recorded accrued expenses of $70,000 for the potential settlement in the accompanying unaudited Balance Sheet at July 31, 2018.

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at July 31, 2018. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at July 31, 2018. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying Unaudited Balance Sheet at July 31, 2018. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

Unpaid Taxes and Penalties

At July 31, 2018, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at July 31, 2018. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $204,753, which is included as accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2018. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise (“OIC”) settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785 and was to be paid by the Company with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. The Company made all required payments in accordance with the settlement except for the final payment of $2,205.

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2018. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

JULY 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company filed its Form 10-K and the financial statements for the year ended April 30, 2018 on November 19, 2018 but, were not timely filed. As the Company had not timely filed its Form 10-K for the year ended April 30, 2018, the Company may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Act of 1934. Additionally, the Company had not timely filed its Form 10-Q for the three months ended July 31, 2018. As of the date of these unaudited financial statements for the three months ended July 31, 2018, the Company has received no further correspondence from the SEC.

NOTE 7 – SUBSEQUENT EVENTS

On October 5, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

On December 7, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $159,802 and net cash used in operating activities of $83,930 for the three months ended July 31, 2018. Additionally, at July 31, 2018, the Company has a working capital deficit of $3,447,127, an accumulated deficit of $26,710,755 and a stockholders' deficit of $3,447,127, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Three months ending July 31, 2018, compared to the three months ended July 31, 2017

For the three months ended July 31, 2018 and 2017, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch date launch in a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019.

Total operating expenses for the three months ended July 31, 2018 were $33,939 as compared to total operating expenses for the three months ended July 31, 2017 of $71,271 or a change of $37,332. The decrease in expense from 2017 to 2018 was primarily from a $40,939 decrease in general and administrative expense. This change was primarily from the Company reducing expenses across the board because of limited cash.

Other income (expense) for the three months ended July 31, 2018 was $125,863 of expense compared to $8,168 of expense for the three months ended July 31, 2017 or a change of $117,695. The increase in expense from 2017 to 2018 was primarily from $101,073 of expense from change in fair value of conversion option liability in 2018 with no comparable amount in 2017.

Because of the above, we had a net loss of $159,802 as compared to a net loss of $79,439 for the three months ended July 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $1,595 of cash at July 31, 2018. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

During Spring 2017, the Company determined to reschedule its inaugural year of professional, spring-league football from Spring 2017 to Spring 2018 but was again delayed due to a continued lack of adequate funding. The Company now intends to launch a full season of professional, spring-league football during 2019.

We expect we will need additional short-term financing as well as financing over the next 12 months in order to position our Company for its anticipated launch in April 2019 with a regular eight team season commencing in May of 2019 with playoffs and a championship game in July of 2019. Specifically, we will need to raise approximately $3 million between January and April 2019 and a subsequent raise and offerings of $20 million between April 2019 and July 2019, to cover our operating expenses for a full 2019 training camp and playing season in our designated cities.

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, dominant independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

•	Centralized contracting for players’ services that result in controlled player payrolls without violating antitrust laws
•	Greater parity among teams
•	Focus on the bottom line
•	Controlled costs
•	Centralized management and oversight

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

Major League Football will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•	Average ticket prices targeted at approximately one fourth the prices of NFL, NBA, NHL & MLB tickets
•	Year-round cash flow derived from multiple revenue streams utilizing new technologies that didn’t exist as recently as a few years ago
•	A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans
•	A more interactive, informative website in professional sports using cutting edge technologies that help preserve fan loyalty
•	Proven executive staff members with considerable practical experience in professional football, including the NFL
•	Player and coaching costs projected at 65-80% less than those of the NFL, NBA, NHL or MLB and other leagues

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

Timeline of Significant Events

On or about March 5, 2018 the parties in the Interactive Liquid, LLC v. Major League Football, Inc litigation reached a settlement. The settlement called for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB must then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined will result in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,016 (less payment of $10,000 if made before June 1, 2018), said sum representing the full amount of Plaintiff’s claimed damages.

On May 9, 2018, the Court in the John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football and Jerry C. Craig case denied the Trustee’s Motion for Default Judgment against Jerry C. Craig and dismissed the second lawsuit against both Craig and the Company. As to Craig, the Court found that since he signed the check in a clearly designated representative capacity for the Company, he had no personal liability. As to the Company, the Court found that the first lawsuit was still ongoing and that any claims for the bad check should be brought by amending the first lawsuit to make the claims rather than in a second lawsuit.

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

On June 28, 2018, the parties agreed to a second amendment to the Settlement agreement in the TCA12, LLC, a Florida limited liability company v. Major League Football. On June 29, MLFB once again paid the sum of $5,503. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $30,000 is to be made on or before July 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

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

On October 31, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $2,006 on November 5, 2018. That figure represents a good faith deposit of $1,000 and payment of two additional month’s storage charge of $1,006. An additional payment of $27,000 is to be made on or before November 30, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

On November 30, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $1,003 on November 30, 2018. That figure represents a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $26,000 is to be made on or before December 31, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

On December 7, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

On December 20, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $1,003 on December 20, 2018. That figure represents a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $25,000 is to be made on or before January 31, 2019. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

PART II – OTHER INFORMATION

Item1. Legal Proceedings.

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

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc.- this is an action by the landlord for past due rent, attorney’s fees, and foreclosure of a landlord lien, in conjunction with Company’s former offices located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida. The Plaintiff obtained possession of the premises on September 5 and at the same time took possession of property belonging to the company with an estimated original retail value of $325,000. Plaintiff filed a Motion for Summary Judgment seeking a judgment for $122,194 in past due rent, foreclosure on a landlord lien allowing the sale of the Company’s property, and a judgment for attorney’s fees, the amount of which would be determined later. The Company filed a timely, written opposition. On November 30, 2017, the court heard oral argument and granted the Plaintiff’s motion on the issue of whether the Company was liable for past due rent. It denied the Motion on the issues of the amount of past due rent owed, foreclosure of the landlord lien, and an award of attorney fees. Plaintiff was granted leave to file a second Motion for Summary Judgment on those issues and did so. Before the matter was heard, the parties reached a settlement in which MLFB agreed to immediately conveyed all right title and interest in office furniture located on the premises to the Plaintiff and MLFB released all right title and interest in its security deposit in the sum of $11,918 to the Plaintiff. Moreover, on or before June 1, 2018, MLFB was to pay Plaintiff an additional $40,000. If it failed to do so, the failure would be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. Effective May 31, 2018, the parties agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $5,503 on June 4, 2018. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $35,000 was to be made on or before June 30, 2018. As before, failure to make the payment was to be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On June 28, 2018, the parties agreed to a second amendment to the Settlement agreement. On June 29, MLFB once again paid the sum of $5,503. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $30,000 is to be made on or before July 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On July 31, 2018, the parties agreed to a third amendment to the Settlement agreement. On July 31, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $29,000 is to be made on or before August 15, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On September 21, 2018, the parties agreed to a fourth amendment to the Settlement agreement. On September 21, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $28,000 is to be made on or before October 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On October 31, 2018, the parties agreed to a fifth amendment to the Settlement agreement. On November 5, 2018, the Company paid the sum of $2,006. That figure represented a good faith deposit of $1,000 and payment of an additional two month’s storage charge of $1,006. An additional payment of $27,000 was to be made on or before November 30, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On November 30, 2018, the parties agreed to a sixth amendment to the Settlement agreement. On November 30, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $26,000 is to be made on or before December 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On December 20, 2018, the parties agreed to a seventh amendment to the Settlement agreement. On December 20, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $25,000 is to be made on or before January 31, 2019. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

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

The conversion of $10,000 by SBI in July 2018 was disclosed under recent securities transactions in the Company’s Form 10-K for year ended April 30, 2018.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6. Exhibits.

The following exhibits are included herein:

31	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer and Principal Financial Officer of the Company.

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

January 9, 2019	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

