Form 10-Q
period 2018-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2019-01-09
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

October 31, 2018

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	October 31, 2018 (Unaudited)	April 30, 2018

ASSETS
CURRENT ASSETS
Cash	$797	$525
Prepaid legal	7,500	7,500
TOTAL CURRENT ASSETS	8,297	8,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,534,863	$1,603,062
Accounts payable - related parties	71,025	60,596
Accrued former officer compensation	740,000	740,000
Accrued expenses	281,264	271,841
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory notes, net of $49,754 debt discount	120,246	100,000
Conversion option liability	53,968	-
Notes payable	230,000	230,000
Notes payable, related parties	2,300	2,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	127,368	106,421

TOTAL CURRENT LIABILITIES	3,358,299	3,311,485

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized;
59,819,160 and 57,999,488 shares issued and outstanding at
October 31, 2018 and April 30, 2018, respectively	58,819	57,999
Common stock issuable, 6,000,000 and zero shares at October 31, 2018 and
April 30, 2018, respectively	6,000	-
Additional paid-in capital	23,248,809	23,189,494
Accumulated deficit	(26,663,630)	(26,550,953)

TOTAL STOCKHOLDERS' DEFICIT	(3,350,002)	(3,303,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,297	$8,025

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Operating Expenses
Salaries and wages	$-	$-	$-	$900
Professional fees	31,250	130,886	60,882	156,011
General and administrative	7,903	4,555	12,210	49,801
Total Operating Expenses	39,153	135,441	73,092	206,712

Operating Loss	(39,153)	(135,441)	(73,092)	(206,712)

Other Income (Expense)
Tax penalties and interest	(4,748)	(4,471)	(9,424)	(8,876)
Write-off of furniture, fixtures and equipment	-	-	-	(2,494)
Other income	-	-	-	34,980
Interest expense	(31,079)	(6,831)	(51,193)	(43,080)
Initial fair value and gain from change in fair value of conversion option liability	122,105	-	21,032	-
Total Other Income (Expense)	86,278	(11,302)	(39,585)	(19,470)

Net Income (Loss)	$47,125	$(146,743)	$(112,677)	$(226,182)

Basic Net Income (Loss) Per Share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted Net Income (Loss) Per Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares - Basic	61,286,551	55,698,734	61,998,241	56,405,575
Weighted Average Shares - Diluted	86,388,659	55,698,734	61,998,241	56,405,575

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2018	October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,677)	$(226,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of furniture, fixtures and equipment	-	2,494
Issuance of common stock to employees for services	-	900
Revaluation of stock options issued for consulting services over service period	(3,865)	8,165
Amortization of debt discount on convertible secured promissory note	30,246	-
Amortization of debt discount on stock warrant issued for forbearance agreement	-	11,829
Amortization of debt discount on common stock issued for forbearance agreement	-	12,384
Initial fair value of conversion option liability	39,132	-
Gain from change in fair value of conversion option liability	(60,164)	-
Changes in operating assets and liabilities:
Prepaid audit	-	(14,500)
Prepaid consulting	-	83
Accounts payable	(68,199)	165,140
Accounts payable - related parties	10,429	11,695
Accrued expenses	9,423	8,876
Accrued interest	20,947	18,867
Net cash used in operating activities	(134,728)	(249)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	75,000	-
Proceeds from issuance of common stock	60,000	-
Net cash provided by financing activities	135,000	-

NET INCREASE (DECREASE) IN CASH	272	(249)
CASH - BEGINNING OF PERIOD	525	249
CASH - END OF PERIOD	$797	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock to employees previously unvested	$-	$8.165
Cashless exercise of stock warrant for consulting services from related party	$-	$10,000
Conversion of convertible secured promissory note	$10,000	$70,000

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and net cash used in operating activities of $134,278 and $249 for the six months ended October 31, 2018 and 2017, respectively. Additionally, at October 31, 2018, the Company has a working capital deficit of $3,350,002, an accumulated deficit of $26,663,630 and a stockholders' deficit of $3,350,002, which could have a material impact on the Company's financial condition and operations.

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

October 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018, as filed with the SEC on November 19, 2018. The interim operating results for the six months ending October 31, 2018 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2018 and April 30, 2018.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2018 and April 30, 2018, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at October 31, 2018:

	Carrying Value
	At October 31,	Fair Value Measurements at October 31, 2018
	2018	Level 1	Level 2	Level 3
Conversion option liability	$53,968	$—	$—	$53,968

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of activity of Level 3 assets and liabilities for the six months ended October 31, 2018:

Embedded Conversion Option Liability
Balance – April 30, 2018	$—
Initial value of conversion option liability	114,132
Gain from change in the fair value of conversion option liability	(60,164)
Balance – October 31, 2018	$53,968

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statement of Operations.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the six months ended October 31, 2018 or 2017, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the six months ended October 31, 2018 and 2017, respectively.

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and the Company’s diluted EPS excludes all dilutive potential common shares because their effect is anti-dilutive. At October 31, 2018, there were options to purchase 1,240,000 shares of the Company’s common stock, 3,732,500 warrants to purchase shares of the Company's common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 26,190,476 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

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

NOTE 2 – DEBT

	October 31, 2018	April 30, 2018
Notes Payable:
Note payable – January 6, 2016. Interest at 8% and principal payable on demand.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

On January 6, 2016, the Company received $100,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. Through October 31, 2018, the Company has accrued $20,693 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On June 6, 2016, the Company received $10,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2018, the Company has accrued $963 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On August 4, 2016, the Company received $130,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 8% annually and the principal and interest payable on demand. On (1) January 26, 2017, (2) February 16, 2017, (3) March 2, 2017 and (4) March 6, 2017, the Company repaid (1) $25,000, (2) $25,000 and (3) $20,000 and (4) $25,000 of principal and the outstanding balance of the promissory note is $35,000 at October 31, 2018. Through October 31,2018, the Company has accrued $9,446 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 27, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2018, the Company has accrued $2,515 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On September 29, 2016, the Company received $5,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2018, the Company has accrued $418 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 2 – DEBT (CONTINUED)

On September 29, 2016, the Company received $30,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2018, the Company has accrued $2,509 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

On October 3, 2016, the Company received $20,000 of proceeds from the issuance of a promissory note and recorded as Note Payable. The terms of the promissory note include interest accrued at 4% annually and the principal and interest payable on demand. Through October 31, 2018, the Company has accrued $1,663 of interest related to the promissory note and included in accrued interest in the accompanying unaudited Balance Sheet.

	October 31, 2018	April 30, 2018
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$2,300	$2,300

From February to July 2015, an officer of the Company provided $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. During the three months ending October 31, 2015, the Company repaid $15,000 of these funds leaving a balance outstanding of $300. Additionally, on August 28, 2015, the officer personally repaid $20,000 of notes payable (see below). As a result, the outstanding balance owed to the officer was $20,300 at April 30, 2016. On (1) January 17, 2017, (2) February 1, 2017 and (3) February 2, 2017, the Company repaid (1) $5,000, (2) $2,000 and (3) $11,000 of principal and the outstanding balance of the note payable is $2,300 at October 31, 2018, recorded as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 5 – Related Party Transactions.

	October 31, 2018	April 30, 2018
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

On April 14, 2016, the Company received $50,000 of proceeds from the issuance of an unsecured convertible promissory note for working capital purposes. The terms include interest accrued at 5% annually and the principal and interest payable in one year on April 14, 2017. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. Through October 31, 2018, the Company has accrued $6,376 of interest related to the unsecured convertible promissory note and included in accrued interest in the accompanying unaudited Balance Sheet. The unsecured convertible promissory note is in default at October 31, 2018 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

	October 31, 2018	April 30, 2018
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$90,000	$100,000

Secured convertible promissory note payable – originally issued May 17, 2018 - Interest accrued at 8% - principal and interest due May 17, 2019	80,000	-

Less: debt discount	(49,754)	-

Total Convertible Secured Notes Payable, net of debt discount	$120,246	$100,000

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 2 – DEBT (CONTINUED)

Convertible Secured Note Payable - #1

On March 9, 2016 (the Original Issue Date (OID), the Company received $445,000 of net proceeds for working capital purposes from the issuance of a $550,000 face value convertible secured promissory note with debt issue costs paid to or on behalf of the lender of $55,000. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on March 9, 2017. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of Twenty-Two Percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. At October 31, 2018, $80,908 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

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

October 31, 2018

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

The Company evaluated the forbearance agreement as to whether it was an extinguishment or modification of debt. In concluding on the accounting, the Company evaluated ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company determined that the forbearance agreement was not an extinguishment of debt or a material modification. The Company adjusted the carrying amount of the debt for any discount, including stock and warrant issuances, and was amortized over the modification period of three months through June 9, 2017 as described below.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 2 – DEBT (CONTINUED)

From March 9, 2016 through April 30, 2017, the lender elected to convert $380,000 of the principal amount of the note into 5,409,226 shares of common stock resulting in a note balance of $170,000 at April 30, 2017. From May 1, 2017 through April 30, 2018, the lender elected to convert $70,000 of the principal amount of the note into 2,168,193 shares of common stock resulting in a note balance of $100,000 at April 30, 2018. On May 18, 2018, the lender elected to convert $10,000 of the principal amount of the note into 819,672 shares of common stock resulting in a note balance of $90,000 at October 31, 2018.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at October 31, 2018. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

The promissory note includes customary affirmative and negative covenants of the Company and at October 31, 2018, the Company is in default of a covenant to (1) be quoted or listed on at least one of the OTC Markets (OTCQX, OTCQB or OTC-Pink) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small-Cap Market, the New York Stock Exchange, or the American Stock Exchange and (2) the Company shall be in compliance with (as “current”), or otherwise comply with the reporting requirements of the Exchange Act. On January 8, 2019, the Company received a waiver from the lender for these items through March 31, 2019 and is no longer in default of these specific items.

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

The promissory note includes customary affirmative and negative covenants of the Company and at October 31, 2018, the Company is in default of a covenant to (1) be quoted on or before July 17, 2018 or listed on at least one of the OTC Markets (OTCQX, OTCQB or OTC-Pink) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small-Cap Market, the New York Stock Exchange, or the American Stock Exchange and (2) after July 17, 2018, the Company shall be in compliance with (as “current”), or otherwise comply with the reporting requirements of the Exchange Act. On January 8, 2019, the Company received a waiver from the lender for these items through March 31, 2019 and is no longer in default.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 2 – DEBT (CONTINUED)

For the period from the note issue date of May 17, 2018 to October 31, 2018, the Company recorded $30,246 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at October 31, 2018 that resulted in a calculated value of $53,968. As a result, the Company recorded $21,032 of income for the change in the fair value of conversion option liability, and recorded in Other Income (Expense) in in the accompanying unaudited Statement of Operations.

The revaluation of the conversion option liability at October 31, 2018 was calculated using the Binomial Lattice option pricing model with the following assumptions; stock price $0.01, conversion price $0.006, expected term of 0.50 years, expected volatility of 326% and discount rate of 2.29%. The change in the conversion option liability assumed that 13,333,333 shares would be issued upon conversion of the promissory note at October 31, 2018.

NOTE 3 – STOCK

Common Stock:

The Company is authorized to issue up to 200,000,000 shares of common stock at $0.001 par value per share. Effective August 23, 2018, the Company amended its Articles of Incorporation such that all 200,000,000 shares shall be designated as common stock and the prior authorized designated 50,000,000 shares of convertible preferred stock, par value $0.001 per share were converted to common stock. As a result, the Company has no authorized preferred stock. At October 31, 2018, 59,819,160 shares were issued and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued and outstanding at October 31, 2018. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by the employees to be returned to treasury.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

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

The 750,000 unvested stock options held by the Senior Executive Vice President of the Company were re-measured for the final time at July 14, 2018 (fully vested) and the Company recorded $3,865 as a credit to consulting expense during the six months ended October 31, 2018 in the accompanying unaudited Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of July 14, 2018)	$0.02
Exercise Price	$0.05
Expected Remaining Term	5.95 years
Volatility	82%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.94%

The following table summarizes employee and consultant stock option activity of the Company for the six months ended October 31, 2018:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2018	1,240,000	$0.08	6.04	$—
No activity	—	$—	—	$—
Outstanding, October 31, 2018	1,240,000	$0.08	5.53	$—
Exercisable, October 31, 2018	1,240,000	$0.08	5.53	$—

In August 2018, 1,800,000 warrants expired as they were not exercised before the end of the exercise period.

The following table summarizes stock warrants activity of the Company for the six months ended October 31, 2018:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2018	5,532,500	$0.25	0.70	$116,000
Expired August 2018	(1,800,000)	$—	—	$—
Outstanding, October 31, 2018	3,732,500	$0.30	0.62	$1,500
Exercisable, October 31, 2018	3,732,500	$0.30	0.62	$1,500

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 5 – RELATED PARTY TRANSACTIONS

At October 31, 2018, the Company has accrued $740,000 for unpaid former officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid former officer compensation in the accompanying unaudited Balance Sheet. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At October 31, 2018, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally $15,300 of funds for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company is classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 2 – Debt.

At October 31, 2018, the Company has recorded $71,025 of accounts payable – related parties for Company related expenses. This includes $46,775 paid by the Senior Executive Vice President on behalf of the Company, $19,758 paid by the Director of Services and Procurement on behalf of the Company, $1,815 paid by the Company’s former authorized house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company. The $46,775 owed to the Senior Vice President of the Company includes a reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. The Senior Executive Vice President paid for the exercise price of $10,000 by electing to reduce the balance due under outstanding expenses owed by the Company.

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

October 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

October 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Effective October 31, 2018, the landlord and the Company executed a fifth amendment to the February 5, 2018 settlement discussed above, which specified:

a.	In lieu of making the remaining balance payment of $28,000 on October 31, 2018, the Company paid the landlord a $1,000 installment of the $28,000 payment on November 5, 2018;
b.	The Company paid the landlord $1,006 on November 5, 2018, as reimbursement for two months of storage space rental; and
c.	The Company will pay the landlord the $27,000 balance of the original $40,000 payment on or before November 30, 2018.
d.	If the Company fails to make any payment specified in the fifth amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

The Company has adjusted payments made against the balance which is $28,000 at October 31, 2018 in the accompanying unaudited Balance Sheet.

Effective November 30, 2018, the landlord and the Company executed a sixth amendment to the February 5, 2018 settlement discussed above, which specified:

e.	In lieu of making the remaining balance payment of $27,000 on November 30, 2018, the Company paid the landlord a $1,000 installment of the $27,000 payment on November 30, 2018;
f.	The Company paid the landlord $503 on November 30, 2018, as reimbursement for one month of storage space rental; and
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

Effective December 20, 2018, the landlord and the Company executed a seventh amendment to the February 5, 2018 settlement discussed above, which specified:

i.	In lieu of making the remaining balance payment of $26,000 on December 31, 2018, the Company paid the landlord a $1,000 installment of the $26,000 payment on December 20, 2018;
j.	The Company paid the landlord $503 on December 20, 2018, as reimbursement for one month of storage space rental; and
k.	The Company will pay the landlord the $25,000 balance of the original $40,000 payment on or before January 31, 2019.
l.	If the Company fails to make any payment specified in the seventh amendment, the Company unconditionally and irrevocable transfers all right, title and interest in and to Football Equipment that it is holding in storage and may immediately dispose of same as it chooses.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Contingencies)

The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

Vendor Lawsuits

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying unaudited Balance Sheet at October 31, 2018.

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

On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has recorded accrued expenses of $70,000 for the potential settlement in the accompanying unaudited Balance Sheet at October 31, 2018.

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at October 31, 2018. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Contingencies)

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at October 31, 2018. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying Unaudited Balance Sheet at October 31, 2018. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

Unpaid Taxes and Penalties

At October 31, 2018, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at October 31, 2018. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $209,500, which is included as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2018. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2018. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Contingencies)

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

The Company filed its Form 10-K and the financial statements for the year ended April 30, 2018 on November 19, 2018 but, were not timely filed. As the Company had not timely filed its Form 10-K for the year ended April 30, 2018, the Company may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Act of 1934. Additionally, the Company had not timely filed its Form 10-Q for the three months ended July 31, 2018. As of the date of these unaudited financial statements for the six months ended October 31, 2018, the Company has received no further correspondence from the SEC.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $112,677 and net cash used in operating activities of $134,728 for the six months ended October 31, 2018. Additionally, at October 31, 2018, the Company has a working capital deficit of $3,350,002, an accumulated deficit of $26,663,630 and a stockholders' deficit of $3,350,002, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Three months ending October 31, 2018, compared to the three months ended October 31, 2017

For the three months ended October 31, 2018 and 2017, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch with an anticipated launch date in a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019.

Total operating expenses for the three months ended October 31, 2018 were $39,153 as compared to total operating expenses for the three months ended October 31, 2017 of $135,441 or a change of $96,288. The decrease in expense from 2017 to 2018 was primarily from a $99,636 decrease in professional fees, primarily from a decrease in legal and consulting fees from 2017 to 2018.

Other income (expense) for the three months ended October 31, 2018 was $86,278 of income compared to $11,302 of expense for the three months ended October 31, 2017 or a change of $97,580. The increase in income from 2017 to 2018 was primarily from $122,105 of income from change in fair value of conversion option liability in 2018 with no comparable amount in 2017. This was offset by a $24,248 increase in interest expense, primarily from the amortization of debt discounts related to a secured promissory note payable.

Because of the above, we had net income of $47,125 as compared to a net loss of $146,743 for the three months ended October 31, 2018 and 2017, respectively.

Six months ending October 31, 2018, compared to the six months ended October 31, 2017

For the six months ended October 31, 2018 and 2017, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch with an anticipated launch date in a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019.

Total operating expenses for the six months ended October 31, 2018 were $73,092 as compared to total operating expenses for the six months ended October 31, 2017 of $206,712, or a decrease of $133,620. The decrease in expense from 2017 to 2018 was primarily from a $95,129 decrease in professional fees, primarily from a decrease in legal and accounting fees from 2017 to 2018.

Other income (expense) for the six months ended October 31, 2018 was $39,585 of expense compared to $19,470 of expense for the six months ended October 31, 2017 or a change of $20,115. The increase in expense from 2017 to 2018 was primarily from a $34,980 decrease in other income from a prior year adjustment of accounts payable in 2017 with no comparable amount in 2018. Additionally, there was an $8,113 increase in interest expense primarily related to amortization of debt discounts related to a secured promissory note payable. This was offset by $21,032 of income from change in fair value of conversion option liability in 2018 with no comparable amount in 2017.

Because of the above, we had a net loss of $112,677 as compared to a net loss of $226,182 for the six months ended October 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $797 of cash at October 31, 2018. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Changes in Internal Control Over Financial Reporting.

No change in our Company's internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

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

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc.- this is an action by the landlord for past due rent, attorney’s fees, and foreclosure of a landlord lien, in conjunction with Company’s former offices located at 6230 University Parkway, Suite 301, Lakewood Ranch, Florida. The Plaintiff obtained possession of the premises on September 5 and at the same time took possession of property belonging to the company with an estimated original retail value of $325,000. Plaintiff filed a Motion for Summary Judgment seeking a judgment for $122,194 in past due rent, foreclosure on a landlord lien allowing the sale of the Company’s property, and a judgment for attorney’s fees, the amount of which would be determined later. The Company filed a timely, written opposition. On November 30, 2017, the court heard oral argument and granted the Plaintiff’s motion on the issue of whether the Company was liable for past due rent. It denied the Motion on the issues of the amount of past due rent owed, foreclosure of the landlord lien, and an award of attorney fees. Plaintiff was granted leave to file a second Motion for Summary Judgment on those issues and did so. Before the matter was heard, the parties reached a settlement in which MLFB agreed to immediately conveyed all right title and interest in office furniture located on the premises to the Plaintiff and MLFB released all right title and interest in its security deposit in the sum of $11,918 to the Plaintiff. Moreover, on or before June 1, 2018, MLFB was to pay Plaintiff an additional $40,000. If it failed to do so, the failure would be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. Effective May 31, 2018, the parties agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $5,503 on June 4, 2018. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $35,000 was to be made on or before June 30, 2018. As before, failure to make the payment was to be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On June 28, 2018, the parties agreed to a second amendment to the Settlement agreement. On June 29, MLFB once again paid the sum of $5,503. That figure represented a good faith deposit of $5,000 and payment of an additional month’s storage charge of $503. An additional payment of $30,000 is to be made on or before July 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On July 31, 2018, the parties agreed to a third amendment to the Settlement agreement. On July 31, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $29,000 is to be made on or before August 15, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On September 21, 2018, the parties agreed to a fourth amendment to the Settlement agreement. On September 21, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $28,000 is to be made on or before October 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On October 31, 2018, the parties agreed to a fifth amendment to the Settlement agreement. On November 5, 2018, paid the sum of $2,006. That figure represented a good faith deposit of $1,000 and payment of an additional two month’s storage charge of $1,006. An additional payment of $27,000 is to be made on or before November 30, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On November 30, 2018, the parties agreed to a sixth amendment to the Settlement agreement. On November 30, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $26,000 is to be made on or before December 31, 2018. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On December 20, 2018, the parties agreed to a seventh amendment to the Settlement agreement. On December 20, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $25,000 is to be made on or before January 31, 2019. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

On October 5, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of common stock at a sales price of $0.01 per share.

On December 7, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of common stock at a sales price of $0.01 per share.

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

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

January 9, 2019	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

