Form 10-Q
period 2019-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2019-03-18
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number: 000-51132

Major League Football, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7319 Riviera Cove #7, Lakewood Ranch, FL	34202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 924-4332

Indicate by check mark whether the registrant (1)has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of March 15, 2019
Common Stock, $0.001 par value per share	94,493,073

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

January 31, 2019

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	(Unaudited) January 31, 2019	April 30, 2018

ASSETS
CURRENT ASSETS
Cash	$9,858	$525
Subscription receivable	170,000	-
Prepaid consulting	20,000	-
Prepaid legal	7,500	7,500
TOTAL CURRENT ASSETS	207,358	8,025

OTHER ASSETS
Trademarks	500	-
TOTAL OTHER ASSETS	500	-

TOTAL ASSETS	$207,858	$8,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,577,336	$1,603,062
Accounts payable - related parties	73,775	60,596
Accrued former officer compensation	740,000	740,000
Accrued expenses	286,082	271,841
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory notes, net of $29,590 debt discount	135,410	100,000
Conversion option liability	293,700	-
Notes payable	230,000	230,000
Note payable, related party	2,300	2,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	139,282	106,421

TOTAL CURRENT LIABILITIES	3,675,150	3,311,485

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 73,493,073 and 59,499,488 shares issued and 71,993,073 and 57,999,488 shares outstanding at January 31, 2019 and April 30, 2018, respectively	71,993	57,999
Common stock issuable, 16,000,000 and zero shares at January 31, 2019 and April 30, 2018, respectively	16,000	-
Additional paid-in capital	23,480,635	23,189,494
Accumulated deficit	(27,035,920)	(26,550,953)

TOTAL STOCKHOLDERS' DEFICIT	(3,467,292)	(3,303,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$207,858	$8,025

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Operating Expenses
Salaries and wages	$-	$-	$-	$900
Professional fees	86,479	21,303	147,361	177,314
General and administrative	9,183	6,077	21,393	55,878
Total Operating Expenses	95,662	27,380	168,754	234,092

Operating Loss	(95,662)	(27,380)	(168,754)	(234,092)

Other Income (Expense)
Tax penalties and interest	(4,818)	(4,538)	(14,242)	(13,414)
Write-off of furniture, fixtures and equipment	-	-	-	(2,494)
Prior year adjustment to accounts payable	-	-	-	34,980
Interest expense	(32,078)	(6,833)	(83,271)	(49,913)
Initial fair value of conversion option liability	-	-	(39,132)	-
Loss from change in fair value of conversion option liability	(239,732)	-	(179,568)	-
Total Other Income (Expense)	(276,628)	(11,371)	(316,213)	(30,841)

Net Loss	$(372,290)	$(38,751)	$(484,967)	$(264,933)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares - Basic and Diluted	68,494,745	57,564,705	62,810,229	56,753,433

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2019

Balance at October 31, 2018	58,819,160	$58,819	6,000,000	$6,000	$23,248,809	$(26,663,630)	$(3,350,002)
Issuance of common stock for cash that was previously issuable	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-
Issuance of common stock for cash - $0.01 per share	5,000,000	5,000	-	-	45,000	-	50,000
Issuance of common stock for cash - $0.0125 per share	-	-	16,000,000	16,000	184,000	-	200,000
Conversion of convertible secured promissory note	2,173,913	2,174	-	-	2,826	-	5,000
Net loss, three months ended January 31, 2019	-	-	-	-	-	(372,290)	(372,290)

Balance at January 31, 2019 (Unaudited)	71,993,073	$71,993	16,000,000	$16,000	$23,480,635	$(27,035,920)	$(3,467,292)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2018

Balance at October 31, 2017	56,999,488	$56,999	-	-	$22,004,834	$(26,423,521)	$(4,361,688)
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	(2,470)	-	(2,470)
Exercise of stock warrant - $0.01 per share	1,000,000	1,000	-	-	9,000	-	10,000
Waiver of two former officers accrued compensation	-	-	-	-	1,176,168	-	1,176,168
Net loss, three months ended January 31, 2018	-	-	-	-	-	(38,751)	(38,751)

Balance at January 31, 2018 (Unaudited)	57,999,488	$57,999	-	$-	$23,187,532	$(26,462,272)	$(3,216,741)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2019

Balance at April 30, 2018	57,999,488	$57,999	-	$-	$23,189,494	$(26,550,953)	$(3,303,460)
Issuance of common stock for cash - $0.01 per share	11,000,000	11,000	-	-	99,000	-	110,000
Issuance of common stock for cash - $0.0125 per share	-	-	16,000,000	16,000	184,000	-	200,000
Conversion of convertible secured promissory note	2,993,585	2,994	-	-	12,006	-	15,000
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	(3,865)	-	(3,865)
Net loss, nine months ended January 31, 2019	-	-	-	-	-	(484,967)	(484,967)

Balance at January 31, 2019 (Unaudited)	71,993,073	$71,993	$16,000,000	$16,000	$23,324,235	$(27,480,635)	$(3,467,292)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2018

Balance at April 30, 2017	54,416,295	$54,416	400,000	$400	$21,927,952	$(26,197,339)	$(4,214,571)
Issuance of common stock to employees for services - $0.06 per share	15,000	15	-	-	885	-	900
Conversion of convertible secured promissory note	2,168,193	2,168	-	-	67,832	-	70,000
Issuance of common stock for cash that was previously issuable	400,000	400	(400,000)	(400)	-	-	-
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	5,695	-	5,695
Exercise of stock warrant - $0.01 per share	1,000,000	1,000	-	-	9,000	-	10,000
Waiver of two former officers accrued compensation	-	-	-	-	1,176,168	-	1,176,168
Net loss, nine months ended January 31, 2018	-	-	-	-	-	(264,933)	(264,933)

Balance at January 31, 2018 (Unaudited)	57,999,488	$57,999	-	$-	$23,187,532	$(26,462,272)	$(3,216,741)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2019	January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(484,967)	$(264,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of furniture, fixtures and equipment	-	2,494
Issuance of common stock to employees for services	-	900
Revaluation of stock options issued for consulting services over service period	(3,865)	5,695
Amortization of debt discount on convertible secured promissory note	50,410	-
Amortization of debt discount on stock warrant issued for forbearance agreement	-	11,829
Amortization of debt discount on common stock issued for forbearance agreement	-	12,384
Initial fair value of conversion option liability	39,132	-
Loss from change in fair value of conversion option liability	179,568	-
Changes in operating assets and liabilities:
Prepaid audit	-	(14,500)
Prepaid consulting	(20,000)	83
Accounts payable	(25,726)	188,913
Accounts payable - related parties	13,179	17,772
Accrued expenses	14,241	13,414
Accrued interest	32,861	25,700
Net cash used in operating activities	(205,167)	(249)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark filing extension fee	(500)	-
Net cash used in investing activities	(500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	75,000	-
Proceeds from issuance of common stock	110,000	-
Proceeds from common stock issuable	30,000	-
Net cash provided by financing activities	215,000	-

NET INCREASE (DECREASE) IN CASH	9,333	(249)
CASH - BEGINNING OF PERIOD	525	249
CASH - END OF PERIOD	$9,858	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercise of common stock to employees previously unvested	$-	$5,695
Exercise of stock warrant for consulting services from related party	$-	$10,000
Subscription receivable	$170,000	$-
Conversion of convertible secured promissory note	$15,000	$70,000

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our anticipated launch is a training camp in March of 2019 with a regular eight team season commencing in May 2019 with playoffs and a championship game in July of 2019. In conjunction with the 2019 season, we intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and net cash used in operating activities of $205,167 and $249 for the nine months ended January 31, 2019 and 2018, respectively. Additionally, at January 31, 2019, the Company has a working capital deficit of $3,467,792, an accumulated deficit of $27,035,920 and a stockholders' deficit of $3,467,292, which could have a material impact on the Company's financial condition and operations.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the filing of the Company’s Form 10-Q with the Securities and Exchange Commission (“SEC”). Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and convertible debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. Specifically, we will need to raise approximately $3 million between March and April 2019 and a subsequent raise and offerings of $20 million between April 2019 and July 2019, to cover our operating expenses for a full 2019 training camp and playing season in our designated cities. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2018, as filed with the SEC on November 19, 2018. The interim operating results for the nine months ending January 31, 2019 are not necessarily indicative of operating results expected for the full year.

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

Significant estimates in the accompanying financial statements include the valuation of derivative liabilities, valuation of equity-based instruments issued for other than cash and valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2019 and April 30, 2018.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2019 and April 30, 2018, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

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

The Company’s financial instruments consist principally of cash, accounts payable, unsecured convertible notes payable, secured convertible notes payable, notes payable, notes payable – related party and an embedded conversion option liability. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the Company believes that the recorded values of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at January 31, 2019:

	Carrying Value At January 31,	Fair Value Measurements at January 31, 2019
	2019	Level 1	Level 2	Level 3
Conversion option liability	$293,700	$—	$—	$293,700

The following is a summary of activity of Level 3 assets and liabilities for the nine months ended January 31, 2019:

Embedded Conversion Option Liability
Balance – April 30, 2018	$—
Initial value of conversion option liability	39,132
Initial value of debt discount of conversion option liability	75,000
Loss from change in the fair value of conversion option liability	179,568
Balance – January 31, 2019	$293,700

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statement of Operations.

Stock Subscription Receivable

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as a current asset on the balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under ASC 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholders’ equity (deficit) on the balance sheet.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the nine months ended January 31, 2019 or 2018, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the nine months ended January 31, 2019 and 2018, respectively.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and the Company’s diluted EPS excludes all dilutive potential common shares because their effect is anti-dilutive. At January 31, 2019, there were options to purchase 1,240,000 shares of the Company’s common stock, 3,362,500 warrants to purchase shares of the Company's common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 26,363,294 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

NOTE 2 – DEBT

	January 31, 2019	April 30, 2018
Notes Payable:
Note payable January 6, 2016. Interest at 8% and principal payable on demand in default.	$100,000	$100,000
Note payable – June 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – August 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – September 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – September 29, 2016. Interest at 4% and principal payable on demand – in default.	30,000	30,000
Note payable – October 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 2 – DEBT (CONTINUED)

At January 31, 2019, the Company has previously recorded $230,000 of Notes Payable from seven third parties and the principal and interest are payable on demand. The interest rate for the Notes Payable is from 4% to 8% annually and during the nine months ended January 31, 2019, the Company recorded $11,038 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2019, the Company has accrued $41,885 of interest related to the Notes Payable as accrued interest in the accompanying unaudited Balance Sheet.

	January 31, 2019	April 30, 2018
Notes Payable, Related Party:
Notes payable, related party. Seven (7) separate loans beginning on February 11, 2015 with last loan on August 28, 2015. No interest and principal payable on demand.	$2,300	$2,300

At January 31, 2019, the Company has previously recorded $2,300 of Notes Payable, Related Party from a former officer of the Company. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

	January 31, 2019	April 30, 2018
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

At January 31, 2019, the Company has previously recorded $50,000 of convertible unsecured notes payable. The terms include interest accrued at 5% annually and the principal and interest was payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at January 31, 2019 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. For the nine months ended January 31, 2019, the Company recorded $1,890 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2019, the Company has accrued $7,006 of interest related to the convertible unsecured note payable Notes Payable as accrued interest in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 2 – DEBT (CONTINUED)

	January 31, 2019	April 30, 2018
Convertible Secured Note Payable:
Secured convertible promissory note payable – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$85,000	$100,000

Secured convertible promissory note payable – originally issued May 17, 2018 - Interest accrued at 8% - principal and interest due May 17, 2019	80,000	-

Less: debt discount	(29,590)	-

Total Convertible Secured Notes Payable, net of debt discount	$135,410	$100,000

Convertible Secured Note Payable - #1

At January 31, 2019, the Company has recorded a remaining balance of $85,000 from an original $550,000 face value convertible secured promissory note. From May 18, 2018 through January 10, 2019, the lender elected to convert $15,000 of the principal amount of the promissory note into 2,993,585 shares of common stock resulting in a note balance of $85,000 at January 31, 2019. See Note 3 – Stock.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at January 31, 2019. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

The promissory note includes customary affirmative and negative covenants of the Company was in default of a covenant to (1) be quoted or listed on at least one of the OTC Markets (OTCQX, OTCQB or OTC-Pink) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small-Cap Market, the New York Stock Exchange, or the American Stock Exchange and (2) the Company shall be in compliance with (as “current”), or otherwise comply with the reporting requirements of the Exchange Act. On January 8, 2019, the Company received a waiver from the lender for these items through March 31, 2019 and is no longer in default of these specific items.

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. During the nine months ended January 31, 2019, the Company recorded $15,375 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2019, $85,832 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

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

January 31, 2019

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

The promissory note includes customary affirmative and negative covenants of the Company was in default of a covenant to (1) be quoted on or before July 17, 2018 or listed on at least one of the OTC Markets (OTCQX, OTCQB or OTC-Pink) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small-Cap Market, the New York Stock Exchange, or the American Stock Exchange and (2) after July 17, 2018, the Company shall be in compliance with (as “current”), or otherwise comply with the reporting requirements of the Exchange Act. On January 8, 2019, the Company received a waiver from the lender for these items through March 31, 2019 and is no longer in default.

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

For the period from the note issue date of May 17, 2018 to January 31, 2019, the Company recorded $50,410 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at January 31, 2019 that resulted in a value of $293,700. As a result, the Company recorded $239,732 of a loss from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in in the accompanying unaudited Statement of Operations for the three months ended January 31, 2019.

The revaluation of the conversion option liability at January 31, 2019 was calculated using the Binomial Lattice option pricing model with the following assumptions; stock price $0.02, conversion price $0.006, expected term of 0.24 years, expected volatility of 376% and discount rate of 2.36%. The change in the conversion option liability assumed that 17,777,778 shares would be issued upon conversion of the promissory note at January 31, 2019.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 3 – STOCK

Common Stock:

The Company is authorized to issue up to 300,000,000 shares of common stock at $0.001 par value per share. Effective February 15, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 200,000,000 to 300,000,000. Effective August 23, 2018, the Company amended its Articles of Incorporation such that all 200,000,000 shares shall be designated as common stock and the prior authorized designated 50,000,000 shares of convertible preferred stock, par value $0.001 per share were converted to common stock. As a result, the Company has no authorized preferred stock. At January 31, 2019, 87,993,073 shares were issued, issuable and outstanding. Additionally, there are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued and outstanding at January 31, 2019. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by the employees to be returned to treasury.

Common Stock Issued

On July 18, 2018, the lender of a convertible secured promissory, elected to exercise their right to convert $10,000 of the remaining $100,000 convertible secured promissory note at April 30, 2018 (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to 70% of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon a Conversion Price of $0.02 per share on the conversion date, the Company issued 819,672 shares of common stock to the lender.

On June 8, 2018, the Company received $10,000 of proceeds from a private placement offering, representing 1,000,000 shares of stock at a sales price of $0.01 per share from a related party investor. See Note 5 Related Party Transactions.

On October 5, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

On December 7, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share from a related party investor. See Note 5 – Related Party Transactions.

On January 11, 2019, the lender of a convertible secured promissory, elected to exercise their right to convert $5,000 of the remaining $90,000 convertible secured promissory note (See Note 2 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to 70% of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon a Conversion Price of $0.002 per share on the conversion date, the Company issued 2,173,913 shares of common stock to the lender.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 3 – STOCK (Continued)

Common Stock Issuable

On January 30, 2019, the Company and an investor executed a subscription agreement from a private placement offering for the sale of 16,000,000 shares of stock at a purchase price of $0.0125 per share or a total of $200,000. On January 30, 2019, the Company received $30,000 of proceeds from the offering representing 2,400,000 shares of stock. The remaining $170,000 of proceeds were received by the Company on February 6, 2019 (See Note 7 – Subsequent Events) and because they were received before the issuance of these unaudited financial statements, the Company recorded the $170,000 as a subscription receivable in the accompany unaudited balance sheet at January 31, 2019. The 16,000,000 shares of stock are recorded by the Company as Common Stock Issuable in the accompanying unaudited Balance Sheet at January 31, 2019. See Note 5 – Related Party Transactions.

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

The 750,000 unvested stock options held by the Senior Executive Vice President of the Company were re-measured for the final time at July 14, 2018 (fully vested) and the Company recorded $3,865 as a credit to consulting expense during the nine months ended January 31, 2019 in the accompanying unaudited Statement of Operations.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of July 14, 2018)	$0.02
Exercise Price	$0.05
Expected Remaining Term	5.95 years
Volatility	82%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.94%

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 4 – STOCK BASED COMPENSATION (Continued)

The following table summarizes employee and consultant stock option activity of the Company for the nine months ended January 31, 2019:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2018	1,240,000	$0.08	6.04	$—
No activity	—	$—	—	$—
Outstanding, January 31, 2019	1,240,000	$0.08	5.28	$—
Exercisable, January 31, 2019	1,240,000	$0.08	5.28	$—

In August 2018 and January 2019, 1,800,000 and 370,000 warrants, respectively, expired as they were not exercised before the end of the exercise period.

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2019:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2018	5,532,500	$0.25	0.70	$116,000
Expired August 2018	(1,800,000)	$—	—	$—
Expired January 2019	(370,000)	$—	—	$—
Outstanding, January 31, 2019	3,362,500	$0.22	0.41	$28,000
Exercisable, January 31, 2019	3,362,500	$0.22	0.41	$28,000

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $740,000 for unpaid former officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid former officer compensation in the accompanying unaudited Balance Sheet. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

At January 31, 2019, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements.

There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet. See Note 2 – Debt.

At January 31, 2019, the Company has recorded $73,775 of accounts payable – related parties for Company related expenses. This includes $52,448 paid by the Senior Executive Vice President on behalf of the Company, $18,258 paid by the Director of Services and Procurement on behalf of the Company, $1,815 paid by the Company’s former authorized house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company. The $52,448 owed to the Senior Vice President of the Company includes a reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. The $10,000 exercise price was paid by electing to reduce the balance due under expenses owed by the Company.

Between June 8, 2019 and January 30, 2019, an investor purchased 21,000,000 shares of the Company’s $0.001 par value common stock at a purchase price of between $0.01 and $0.0125 per share – See Note 3 - Stock. At January 31, 2019, the 21,000,000 shares represented approximately 29% of the Company’s issued shares of common stock and as a result, is deemed to be a related party. See Note 7 – Subsequent Events.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Office Lease

On August 28, 2017, the Company was served with a Motion for Final Judgment related to a lease agreement for its corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The Landlord filed a Motion for Summary Judgment for back rent, attorney’s fees and foreclosure of a Landlord’s Lien. The Company responded, and the court granted the Motion as to liability for back rent without assessing an amount and denied the remainder of the Motion. As second Motion for Summary Judgment was filed as to the remaining issues. While pending, the parties reached a settlement on February 5, 2018. The terms of the settlement agreement included:

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

From May 31, 2018 through February 28, 2019, the landlord and the Company executed nine amendments to the February 5, 2018 settlement discussed above which specified:

a.	In lieu of making the payment of $40,000 on June 1, 2018, the Company has paid the landlord $28,000 of the $40,000 payment; and
b.	The Company has paid the landlord $5,030 as reimbursement for an additional months of storage space rental; and
c.	The Company will pay the landlord the remaining $12,000 balance on or before March 31, 2019.

As a result of the ninth amendment dated February 28, 2019, the Company was allowed to remove certain football equipment and uniforms but not all equipment. If the Company fails to make the $12,000 payment on March 31, 2019, the Company unconditionally and irrevocably transfers all right, title and interest in and to the remaining football equipment in landlord’s possession and landlord may immediately dispose of same as it chooses.

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying unaudited Balance Sheet at January 31, 2019. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

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

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. On October 4, 2016, the chapter 7 trustee (the “Trustee”) of the bankruptcy estate of H&J sent a letter to the Company claiming that the Company owed $7,800,000 to H&J relating to an October 1, 2014 agreement between the Company and H&J, and that the Trustee would accept a settlement payment of $6,630,000 to resolve the matter. The Company disputes this claim in its entirety. On December 9, 2016, the Trustee served the Company with a subpoena relating to this matter. The Company has retained counsel with respect to this matter and will respond to the subpoena as it is lawfully required to do; however, the Company considers this claim to be without merit. The Company engaged a law firm to assist in the matter and on January 23, 2017, paid a $7,500 retainer, which continues to be classified as prepaid legal fees in the accompanying unaudited Balance Sheet at January 31, 2019.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

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

On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company recorded accrued expenses of $70,000 for the potential settlement in the accompanying unaudited Balance Sheet at January 31, 2019.

Interactive Liquid LLC:

On August 4, 2017, Interactive Liquid LLC (Interactive”), a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at January 31, 2019. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment.

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at January 31, 2019. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Herm Edwards:

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,668. The Company has recorded accounts payable to Mr. Edwards of $191,667 in the accompanying Unaudited Balance Sheet at January 31, 2019. The amount recorded by the Company is $25,000 less than the claim because services were terminated by both parties prior to amounts invoiced which the Company disputes.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Unpaid Taxes and Penalties

At January 31, 2019, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at January 31, 2019. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $214,318, which is included as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2019. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2019. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2019

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company filed its Form 10-K and the financial statements for the year ended April 30, 2018 on November 19, 2018 but, were not timely filed. As the Company had not timely filed its Form 10-K for the year ended April 30, 2018, the Company may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Act of 1934. Additionally, the Company had not timely filed its Form 10-Q for the three months ended July 31, 2018 and October 31, 2018. As of the date of these unaudited financial statements for the three months ended January 31, 2019, the Company has received no further correspondence from the SEC.

Business Agreement

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a third-party consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The Master Agreement has a term of one year through November 16, 2019 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding which had not occurred as of the date of these unaudited financial statements. On January 30, 2019, the Company paid the consultant $20,000 as a good faith payment and the Company has recorded the payment as prepaid consulting in the accompanying unaudited balance sheet at January 31, 2019. See Note 7 – Subsequent Events.

NOTE 7 – SUBSEQUENT EVENTS

Effective February 5, 2019, the Company entered into a Master Services Agreement (“Master Services”) with a third-party consulting firm to provide social and digital consulting for the Company. The Master Services included an initial Statement of Work (“SOW”) in the amount of $167,500 for services through October 31, 20-19. The SOW provided for an initial signing payment of $25,000 upon the execution of the SOW and $15,000 payments to be made through October 31, 2019. The Company made the $25,000 signing payment on February 21, 2019 and will be recorded as consulting expense in the Statement of Operations.

On January 30, 2019, the Company executed a subscription agreement with the related party investor for the sale of 16,000,000 shares of stock for a total of $200,000, with an initial $30,000 of proceeds received by the Company on the same date.  On February 6, 2019, the Company received $170,000 of proceeds from this private placement offering, representing 13,600,000 shares of stock at a sales price of $0.0125 per share to a related party investor. See below discussion, Note 3 – Stock and Note 5 Related Party Transactions.

On February 7, 2019, the Company paid an additional $30,000 to the Consultant under the Master Agreement discussed in Note 6 – Commitments and Contingencies.

On March 6, 2019, the Company received $100,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.02 per share to a related party investor. As of the date of these unaudited financial statements, the related party investor owns 26,000,000 shares of the Company’s $0.001 par value common stock representing approximately 28% of the Company’s issued shares of common stock. See above discussion and Note 5 – Related Party Transactions.

On March 9, 2019, the Company held a Pro Day tryout in Ventura, California for the anticipated April 2019 football season launch. Additionally, the Company has Pro Day tryouts scheduled in other cities for each of the weekends from March 16, 2019 through March 30, 2019.

Effective March 12, 2019, the Company entered into a lease agreement to rent the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event is $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $484,967 and net cash used in operating activities of $205,167 for the nine months ended January 31, 2019. Additionally, at January 31, 2019, the Company has a working capital deficit of $3,467,792, an accumulated deficit of $27,035,920 and a stockholders' deficit of $3,467,292, which could have a material impact on the Company's financial condition and operations.

Results of Operations

Three months ending January 31, 2019, compared to the three months ended January 31, 2018

For the three months ended January 31, 2019 and 2018, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch with an anticipated launch date in a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019.

Total operating expenses for the three months ended January 31, 2019 were $95,662 as compared to total operating expenses for the three months ended January 31, 2018 of $27,380 or a change of $68,282. The increase in expense from 2018 to 2019 was primarily from a $65,176 increase in professional fees, primarily from an increase in accounting and consulting fees from 2018 to 2019.

Other income (expense) for the three months ended January 31, 2019 was $276,628 of expense compared to $11,371 of expense for the three months ended January 31, 2018 or a change of $265,267. The increase in expense from 2018 to 2019 was primarily from $239,732 of a loss from the change in fair value of a conversion option liability in 2019 with no comparable amount in 2018. Additionally, there was a $25,245 increase in interest expense, primarily from the amortization of debt discounts related to a secured promissory note.

Because of the above, we had a net loss of $372,290 as compared to a net loss of $38,751 for the three months ended January 31, 2019 and 2018.

Nine months ending January 31, 2019, compared to the nine months ended January 31, 2018

For the nine months ended January 31, 2019 and 2018, we had no revenue. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league with an anticipated launch with an anticipated launch date in a full season with training camp in March of 2019 with a regular eight team season commencing in late April of 2019 with playoffs and a championship game in July of 2019.

Total operating expenses for the nine months ended January 31, 2019 were $168,754 as compared to total operating expenses for the nine months ended January 31, 2018 of $234,092, or a decrease of $65,338. The decrease in expense from 2018 to 2019 was primarily from a $29,953 decrease in professional fees, primarily from a decrease in legal and accounting fees from 2018 to 2019. Additionally, the decrease from 2018 to 2019 was from a $34,485 decrease in general and administrative expense, primarily because the Company significantly reduced expenditures due to lack of cash availability.

Other income (expense) for the nine months ended January 31, 2019 was $316,213 of expense compared to $30,841 of expense for the nine months ended January 31, 2018 or a change of $285,372. The increase in other expense from 2018 to 2019 was primarily from an initial fair value of conversion option liability of $39,132 and from $179,568 of a loss from the change in fair value of a conversion option liability in 2019 with no comparable amount in 2018. Additionally, the increase from 2018 to 2019 was offset from a $34,980 decrease in other income from a prior year adjustment of accounts payable in 2018 with no comparable amount in 2019. Additionally, there was an $33,358 increase in interest expense primarily related to amortization of debt discounts related to a secured promissory note.

Because of the above, we had a net loss of $484,967 as compared to a net loss of $264,933 for the nine months ended January 31, 2018.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $9,858 of cash at January 31, 2019. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company's disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

We expect we will need additional short-term financing as well as financing over the next 12 months in order to position our Company for its anticipated launch of a training camp in March 2019 with a regular eight team season commencing in May of 2019 with playoffs and a championship game in July of 2019. Specifically, we will need to raise approximately $3 million between March and April 2019 and a subsequent raise and offerings of $20 million between April 2019 and July 2019, to cover our operating expenses for a full 2019 training camp and playing season in our designated cities.

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



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

Professional Sports Market

Major League Football recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, its defined objective is to position itself as an independent, non-adversarial football league. Major League Football believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. Additionally, new leagues that will provide competition to Major League Football have been recently formed including the Alliance of American Football (AAF) that has recently commenced football games and the XFL, which is set to commence games in 2020. Major League Football believes that its target markets are different from both the AAF and XFL and that its economic model requires significantly less cash and is sustainable, while nonetheless able to provide a reasonable return for its shareholders.

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

On July 31, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $1,503 on July 31, 2018. That figure represents a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $29,000 is to be made on or before August 15, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

On August 23, 2018, the Company amended its Articles of Incorporation such that all 200,000,000 authorized shares shall be designated as common stock and the prior authorized designated 50,000,000 shares of convertible preferred stock, par value $0.001 per share were converted to common stock. As a result, the Company has no authorized preferred stock.

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

On October 31, 2018, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $2,006 on November 5, 2018. That figure represents a good faith deposit of $1,000 and payment of two additional month’s storage charge of $1,006. An additional payment of $27,000 is to be made on or before November 30, 2018. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a third-party consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The Master Agreement has a term of one year through November 16, 2019 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding which had not occurred as of the date of these unaudited financial statements. On January 30, 2019 and February 7, 2019, the Company paid the consultant $20,000 and $30,000, respectively, as a good faith payment towards the Master Agreement.

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

On January 11, 2019 2018, pursuant to the Secured Convertible Promissory Note of March 9, 2016, SBI Investments LLC, 2014-1, converted $5,000 of principal debt under the note to 2,173,913 shares of common stock, leaving a remaining principal balance of $85,000 under the note.

On January 30, 2019, the Company received $30,000 of proceeds from a private placement offering, representing 2,400,000 shares of stock at a sales price of $0.0125 per share.

On January 31, 2019, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $1,503 on January 31, 2019. That figure represents a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $24,000 is to be made on or before February 28, 2019. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

On February 5, 2019, the Company entered into a Master Services Agreement (“Master Services”) with a third-party consulting firm to provide social and digital consulting for the Company. The Master Services included an initial Statement of Work (“SOW”) in the amount of $167,500 for services through October 31, 2019. The SOW provided for an initial signing payment of $25,000 upon the execution of the SOW and $15,000 payments to be made monthly through October 31, 2019. The Company made the $25,000 signing payment on February 21, 2019.

On February 6, 2019, the Company received $170,000 of proceeds from a private placement offering, representing 13,600,000 shares of stock at a purchase price of $0.0125 per share.

On February 15, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 200,000,000 to 300,000,000. However, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Corporation and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Corporation did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation.

On February 28, 2019, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $12,503 on January 31, 2019. That figure represents a good faith deposit of $12,000 and payment of an additional month’s storage charge of $503. An additional payment of $12,000 is to be made on or before March 31, 2019. The ninth amendment allowed the Company to remove certain football equipment and uniforms but not all football equipment. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

On March 6, 2019, the Company received $100,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a purchase price of $0.02 per share.

On March 9, 2019, the Company held a Pro Day tryout in Ventura, California for the anticipated April 2019 football season launch. Additionally, the Company has Pro Day tryouts scheduled in other cities for each of the weekends from March 16, 2019 through March 30, 2019.

Effective March 12, 2019, the Company entered into a lease agreement to rent the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event is $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement.

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

A trial was set for October 3, 2018. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company.

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

On December 20, 2018, the parties agreed to a seventh amendment to the Settlement agreement. On December 20, 2018, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $25,000 is to be made on or before January 31, 2019. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession. On January 31, 2019, the parties agreed to an eighth amendment to the Settlement agreement. On January 31, 2019, MLFB paid the sum of $1,503. That figure represented a good faith deposit of $1,000 and payment of an additional month’s storage charge of $503. An additional payment of $24,000 is to be made on or before February 28, 2019. As before, failure to make the payment is be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

On February 28, 2019, the parties in the TCA12, LLC, a Florida limited liability company v. Major League Football agreed to amend the Settlement Agreement. Pursuant to the amendment, the Company paid the sum of $12,503 on January 31, 2019. That figure represents a good faith deposit of $12,000 and payment of an additional month’s storage charge of $503. An additional payment of $12,000 is to be made on or before March 31, 2019. The ninth amendment allowed the Company to remove certain football equipment and uniforms but not all football equipment. As before, failure to make the payment shall be deemed a conveyance of MLFB’s right, title, and interest in football equipment currently in Plaintiff’s possession.

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

Stradley Ronon Stevens & Young, LLP - On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying unaudited Balance Sheet at January 31, 2019. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future

David M. Bovi, P.A. Attorney Lien- Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,034. This sum includes 12% interest for past due balances. No further demands have been made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

On January 11, 2019, the Company issued 2,173,913 shares of common stock from the conversion of a $5,000 convertible secured promissory note.

On January 30, 2019, the Company received $30,000 of proceeds from a private placement offering, representing 2,400,000 shares of common stock at a sales price of $0.0125 per share.

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

Major League Football, Inc.

March 15, 2019	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

