Form 10-K
period 2019-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2019-07-29
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended April 30, 2019

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

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $510,000, based upon the closing sales price of $0.01 per share for the registrant’s common stock on such date, as reported on the Pink Sheets. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of July 29, 2019 is 97,893,974.

Documents Incorporated By Reference Into Part III:

None.

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

PART I

Item 1. Business.

Our Plan of Business

Major League Football, Inc. (the “Company“) is seeking to establish, develop and operate Major League Football (“MLFB“) as a professional spring/summer football league. Our official launch occurred with our tryout camps held at four location in March and April of 2019. We are planning a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). We have commenced the process of leasing playing venues, acquiring football equipment and have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, the proposed professional XFL League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans and is in final discussions with individual investors to raise at least an additional $1 million by August 31, 2019 and a tiered subsequent raise of $20 million between October and December 2019. The raise of 20 million dollars will cover the Company’s anticipated expenses for its 6 team 8 game regular season in 2020. Through the issuance date of this report on Form 10-K, smaller investments have been received to meet certain Company expenses and we have completed an agreement to purchase the bulk of the football equipment, helmets, pads, electronics, office equipment and supplies of the bankrupt Alliance of American Football Spring League. This agreement is through the bankruptcy court with NCM Wireless, Inc. for $400,000 that was scheduled on the bankruptcy petition with a valuation in excess of $3,000,000. The agreement between the Company and NCM Wireless, Inc. (“NCM”) is dated July 18, 2019 and the Company funded an initial deposit of $25,000 on July 22, 2019 and the remaining balance of $375,000 is due by July 31, 2019. Additionally, the Company and NCM have agreed to share equally the storage warehouse rent for August 2019 of $10,000. This warehouse currently holds the approximately 32,000 football related items covered by the agreement.

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

•	Centralized contracting for ‘players’ services for controlled payrolls without violating antitrust laws
•	Greater parity among teams
•	Focus on the bottom line
•	Controlled costs

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

Additionally, as a result of a carefully crafted study, we will not locate teams in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity. By positioning teams in prime emerging and under-represented markets throughout the contiguous 48 states (including placing teams in well respected and football fan friendly metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by sports fans throughout the US. Of equal or greater importance to Major League Football is the fact that both established and peripheral football fans in these exciting new markets will finally be afforded the opportunity of establishing their own personal sports identity while at the same time fostering strong community pride. Lastly, although Major League Football’s long-range vision is to maintain a positive working relationship with the NFL, its ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season. Although its economic model was, we believe, flawed, the professional Alliance of American Football teams drew a League wide average attendance of 15,000 fans per game and television ratings comparable to the NBA.

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

Major League Football also intends to create an interactive website that includes a social networking aspect, podcasts, live video, and more. Along with this new media strategy, cross promotions will also be an important part of the MLFB’s marketing strategy. Major League Football plans to work with businesses involved in video, television, print media and the Internet to promote its business. Much of the necessary preliminary work to meet this new strategy has already been performed by our previously announced external contractors, BDB Entertainment Group, Inc., Reine Digital and Red Moon Marketing. We believe that the cumulative effect of this work will help it achieve its early objectives, which include the following:

•	Establish itself as a recognized professional football league
•	Build a base of teams and fans broad enough to sustain business over the critical first five years of operation
•	Generate enough revenue to expand its operations in years three through six
•	Build successful teams located in regions where there are no existing MLB franchises
•	Adopt a spring schedule to avoid competing with NFL, collegiate and prep football
•	Provide year-round cash flow from multi-functioning revenue streams
•	Build a positive image for the league through year-round community relations campaigns

Professional Sports Market

Major League Football recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, Major League Football’s defined objective is to position itself as an independent, non-adversarial football league. Major League Football believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. MLB staff have held meetings with high ranking NFL officials to discuss our plans.

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

We believe that our business model and long-range vision possess many innovations that will be viewed in a positive light by NFL owners and league officials and will also lend itself to the potential of establishing a strong working relationship with our venture by positioning ourselves in a 100% non-adversarial position to the established NFL.

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

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a third-party consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The Master Agreement has a term of one year through November 16, 2019 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by June 30, 2019, as a result of an addendum dated May 31, 2019. On January 30, 2019 and February 7, 2019, the Company paid the consultant $20,000 and $30,000, respectively, as a good faith payment towards the Master Agreement.

On December 7, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

On January 11, 2019, pursuant to the Secured Convertible Promissory Note of March 9, 2016, SBI Investments LLC, 2014-1, converted $5,000 of principal debt under the note to 2,173,913 shares of common stock, leaving a remaining principal balance of $85,000 under the note.

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

From March 1, 2019 through March 30, 2019, the Company held four tryout camps resulting in $2,100 of revenue recorded for the year ended April 30, 2019.

On March 5, 2019, the Company received $100,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a purchase price of $0.02 per share.

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

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note with debt issue costs paid to or on behalf of the lender of $12,400 and an OID of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable is payable in one year on May 2, 2020. All interest will be paid in common stock of the Company.

On May 8, 2019, the Company received $121,750 of net proceeds for working capital purposes from the issuance of a $150,000 face value convertible promissory note (Second Note”) with debt issue costs paid to or on behalf of the lender of $28,250. The terms include interest accrued at 12% annually. In relation to the promissory note, the Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock of the Company at an exercise price of $0.10 per share.

On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering representing 2,500,000 shares of stock at a purchase price of $0.02 per share.

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

Item 1A. Risk Factors.

Investing in our common stock involves significant risks relating to our business and investment objective. You should carefully consider the risks and uncertainties described below before you purchase our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also impair our business. If any of these risks or uncertainties materializes, our business, financial condition or results of operations could be adversely affected. In this event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our cash expenses are large relative to our cash resources and cash flow.

At April 30, 2019, we had only $5,417 of cash resources and continue to have limited cash resources through the date of this Form 10-K. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

Our stock continues to be delisted.

On September 14, 2017, the OTC Markets Group notified the Company of its delisting from the OTCQB due to its delinquency in filings, specifically with the SEC. It remains delisted as of the date of this Form 10-K. There is no assurance that the Company will be able to relist its shares in the near future. Inability to trade the stock on the OTC keeps the share price low due to lack of trading in the stock.

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

As reflected in the accompanying financial statements, the Company had $2,100 of revenue. The Company had $353,608 of net cash used in operating activities and a net loss of $746,292 for the year ended April 30, 2019. For the year ended April 30, 2018, the Company had no revenue, $276 of net cash provided by operating activities and a net loss of $353,614. Additionally, at April 30, 2019, the Company has a working capital deficit of $3,550,138, an accumulated deficit of $27,297,245 and a stockholders' deficit of $3,388,638, which could have a material impact on the Company's financial condition and operations. At April 30, 2019, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

Our Company intends on seeking interim short-term financing to continue full legal compliance with its SEC filings, and to bring on the necessary personnel to begin its future development activities. Its working capital needs will be met largely from the sale of debt and public equity securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The accompanying financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies. These risks include our potential inability to:

•	Establish Major League Football as a viable sports league
•	Establish product sales, marketing capabilities and establish and maintain markets for our league
•	Identify, attract, retain and motivate qualified personnel
•	Maintain our reputation and build trust with fans
•	Attract sufficient capital resources to develop its business.

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

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations and/or to delay launching our league in accordance with our business plan.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities.

Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected by management to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans is significant and we require substantial working capital to fund our business. We expect that we will need additional short-term financing as well as financing over the next 12 months for our business plan. We plan a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season.

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans and is in final discussions with individual investors to raise at least an additional $1 million by August 31, 2019 and a tiered subsequent raise of $20 million between October and December 2019. The raise of 20 million dollars will cover the Company’s anticipated expenses for its 6-team 8-game regular season in 2020. We cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise additional financing in a timely manner would adversely affect our ability to pursue our business plan and could cause us to delay launching our league and our proposed business plan.

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

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, and a new sports league, along with developing new products and services. We may not be successful in addressing some or all of those risks, in which case there could be a material negative effect on our business and the value of the Company’s common stock that could also cause our Company to reduce, curtail or cease operations. Our Company may never become profitable if revenue is lower and operating expenses are higher than anticipated.

Our Limited Operating History Makes It Difficult for You to Evaluate Our Prospects and Future Performance.

Our Company’s business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. Our Company’s operations are subject to all business risks associated with development stage enterprises. The likelihood of our Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and fan base. We believe it is likely that we will continue to sustain losses throughout 2019. We cannot assure you that our Company will ever operate profitably.

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

We face significant competition within the professional sports league market, including the announcement of another professional football league that is intended to compete directly with our business plan. In order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. One potential competitor, the XFL professional football league has announced plans to play in the late winter and early spring of 2020 and provides competition in essentially the same market in which the Company intends to operate and represent competition which was not present at the time of the Company’s formation in 2014. They, however, will be in major NFL cities and mostly NFL stadiums, a significant contrast from the Company’s planned business. Additionally, another potential competitor, the Alliance of American Football, announced on April 2, 2019 that the league's football operations were suspended, and on April 17, 2019, the league filed for Chapter 7 bankruptcy. Finally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Frank Murtha, our sole employee and Officer as well as the volunteer efforts of several professionals who strongly believe in the business plan and wish for it to succeed. Additionally, we believe that recruiting a qualified Board, Chief Executive Officer and Chief Financial Officer is crucial to our success. The departure of Frank Murtha or the loss of any of its professional volunteers could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit any key-man life insurance on our key executive. Upon funding, the Company has employment commitments from other highly qualified individuals.

Failure to retain and attract qualified personnel could harm our business.

Our success depends on our ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer.

Our performance may be harmed if unfavorable economic conditions adversely affect consumer spending.

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

Our common stock is delisted and trades on the Pink Sheets and it may be more difficult to sell your stock.

Our common stock trades under the symbol “MLFB,” and it has a limited trading market. Currently, our stock is delisted from listing on the OTC and is traded in the pink sheets. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock. Your ability to sell your Company common stock, or the price at which you may be able to sell your Company common stock, may be impacted.

We do not have a Board of Directors.

With the resignation of the prior board and the termination of Jerry Craig’s position as the sole Director due to his failure to fulfill the terms of the Stock Purchase Agreement, (See Timeline of Significant Events) effective October 13, 2017, the Company was left without a Board of Directors. Pursuant to the Bylaws, a Special Meeting can be called by any stockholder or Officer for the purpose of electing a new board. To date, no such action has been taken. Senior Executive Vice President Frank Murtha intends to call such a meeting once funding is available to do so. However, the absence of a Board prohibits taking those actions which, according to the Bylaws and Declarations, can only be taken via Board action/approval. Said actions include, but are not limited to, the appointment of additional officers and other decisions relating to Company activity and growth.

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

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile in response to our current delisting and ability to sell shares may be limited due to the delisting. Other factors may impact on our stock price, any of which are beyond our control, including:

•	The timing of our products and services
•	Additions or departures of key personnel
•	Sales of our Company common stock
•	Our Company‘s ability to integrate operations, technology, products and services
•	Our Company‘s ability to execute our business plan
•	Operating results below expectations
•	Loss of any strategic relationship
•	Industry developments
•	Economic and other external factors, and
•	Period-to-period fluctuations in our Company’s financial results.

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

Item 3. Legal Proceedings.

John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football- This is an adversary proceeding arising out of a contract for ticketing services between the Debtor in Bankruptcy, H&J Ventures d/b/a Turnstiles, and Major League Football. A mediation took place on August 24, 2017 whereby a settlement agreement was entered into in which the Company agreed to pay $50,000 in full and final settlement. Jerry Craig, then CEO, authorized the settlement and personally issued a draft to the Trustee in that amount. On September 15, 2017, the Trustee advised that the draft tendered by Mr. Craig was returned due to insufficient funds. Mr. Craig was given an opportunity to substitute a new, valid, draft in settlement of the case but failed to do so. The case remains pending. On December 29. 2017 the Trustee in Bankruptcy filed a second suit against MLFB and Jerry Craig, Case number 17- 1709-MBK. This second suit arose out of the aforementioned bad check issued by Mr. Craig. The suit seeks payment of the outstanding debt represented by the $50,000 settlement, and damages under New Jersey state statute 2A:32-1 pertaining to bad checks. The statute allows for a judgment in the amount of the check, $500 in statutory damages, and attorney’s fees and costs. MLFB filed a timely answer to the second lawsuit; Mr. Craig did not, and the Trustee filed a Motion for Default Judgment and scheduled a hearing to assess damages against Mr. Craig only for May 2, 2018. At that time the Court dismissed the entirety of the second suit finding that Craig could not be individually liable for the dishonored draft when he signed it in a representative capacity. The Court also found that the claims against MLFB for the dishonored draft could be brought in the original suit and as such, there was no need for the second suit. On May 16, 2018, the Court held a scheduling conference. The court extended the time for discovery to August 31, 2018 and granted leave for the Trustee to amend its pleadings to assert claims for the dishonored check. A trial was set for October 3, 2018. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The judgment remains unpaid.

TCA12, LLC, a Florida limited liability company v. Major League Football, Inc.- On August 28, 2017, the Company was served with a Motion for Final Judgment related to a lease agreement for its corporate headquarters and training facility in Lakewood Ranch, Manatee County, Florida. The Landlord filed a Motion for Summary Judgment for back rent, attorney’s fees and foreclosure of a Landlord’s Lien. The Company responded, and the court granted the Motion as to liability for back rent without assessing an amount and denied the remainder of the Motion. As second Motion for Summary Judgment was filed as to the remaining issues. While pending, the parties reached a settlement on February 5, 2018. The terms of the settlement agreement included:

1.	We immediately give up all right, title and interest to equipment and office furniture in the premises;
2.	We immediately give up all right, title and interest to its deposit in the sum of $11,918;
3.	The landlord will continue to store the Company’s football equipment until June 7, 2018;
4.	The Company will pay the landlord $40,000 on June 1, 2018 by TCA $40,000;
5.	If the Company makes the required $40,000 payment, then it will be entitled to possession of all its football equipment free of any landlord encumbrance and;
6.	If we fail to make the $40,000 payment, we relinquish all right, title and interest in the football equipment to the landlord.

From May 31, 2018 through May 1, 2019, the landlord and the Company executed eleven amendments to the February 5, 2018 settlement discussed above which specified:

a.	In lieu of making the payment of $40,000 on June 1, 2018, we paid the landlord $32,500 of the $40,000 payment; and
b.	We paid the landlord $6,036 as reimbursement for an additional months of storage space rental; and
c.	The Company will pay the landlord the remaining $7,500 balance on or before May 31, 2019.

On May 29, 2019, the Company paid the remaining balance of $7,500 in the TCA12, LLC, a Florida limited liability company v. Major League Football Settlement Agreement. With this final payment, the parties executed release agreements and the Company has right, title and interest to the remaining football equipment and has executed a lease agreement for the storage of the football equipment.

Interactive Liquid, LLC v. Major League Football, Inc. - This is an action for breach of contract, account payable, and Quantum Meruit arising out of a contract between the Plaintiff and the Company for logo design and website development services. On December 18, 2017, MLFB received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018. The settlement called for MLFB to make payment to the Plaintiff in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was to then make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of the plaintiff and against MLFB in the sum of $153,016 (less payment of $10,000 if made before June 1.), said sum representing the full amount of Plaintiff’s claimed damages. The Company failed to make the payment on June 1, 2018 due to lack of funding and effective June 2, 2018, Interactive was free to file the stipulated judgment. On June 4, 2018, Interactive filed the stipulated judgment with the court. The Judgment remains unpaid.

Stradley Ronon Stevens & Young, LLP - On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129. The Judgment remains unpaid.

David M. Bovi, P.A. Attorney Lien- Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,034, which included $19,243 of interest for unpaid invoices. The Company has recorded $71,243 of interest in accordance with the retainer agreement with Mr. Bovi and the total amount owed to Mr. Bovi is $292,401. No further demands have been made.

Herm Edwards- The Company retained Mr. Edwards, a former NFL player and coach, as a consultant and to promote the new league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,667. No further demands have been made and Mr. Edwards is now the head coach of Arizona State University.

Lamnia International/John Matteo- The Company entered into a contract with Lamnia International for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted. No subsequent demands or contact have been received.

BodyHype- In 2016, the Company entered into an agreement with BodyHype of Canada to be the Company’s official uniform supplier and paid a $125,000 deposit related to football equipment including practice uniforms, jerseys and shorts. BodyHype has made a claim with the Company for an additional $140,000 payment for which the Company disputes and has recorded $140,000 as accounts payable at April 30, 2019.

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

		High	Low
FY 2018	1st Quarter	$.22	$.05
	2nd Quarter	$.20	$.04
	3rd Quarter	$.05	$.03
	4th Quarter	$.04	$.01

FY 2019	1st Quarter	$.04	$.02
	2nd Quarter	$.03	$.01
	3rd Quarter	$.03	$.00
	4th Quarter	$.05	$.01

Holders

As of July 29, 2019, we have a total of 97,893,974 shares of common stock outstanding, held by approximately 502 qualified record stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2019

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders – 1.	1,200,000	$.05	9,200,000
Equity compensation plans not approved by security holders – 2.	2,150,000	$.36	0
Total	3,350,000	$.36	9,200,000

______

1.

Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan (“2014 Plan”) for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan. This amount represents stock options outstanding at April 30, 2019.

2.	Represents stock warrants outstanding at April 30, 2019.

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

Recent Sales of Unregistered Securities

Our Company has sold the following securities without registering the securities under the Securities Act during the period covered by the Form 10-K report:

Date		Security
3/5/2019	5,000,000 shares of stock issued from a private placement offering representing $100,000 at $0.02 per share	Common stock
5/8/2019	Stock purchase warrant to purchase 1,500,000 shares pursuant to a $150,000 convertible promissory note	Common stock
6/18/2019	900,901 shares pursuant to exercise of a $10,000 balance of an original $550,000 convertible secured promissory note	Common stock
7/15/2019	2,500,000 shares of stock issued from a private placement offering representing $50,000 at $0.02 per share	Common stock

The above represents the only offeree in connection with this transaction. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transaction did not involve any public offering.

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

Plan of Operation

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, the proposed professional XFL League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football.

Our official launch was with tryout camps held at four locations in March and April of 2019. The Company plans a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season.

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

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans and is in final discussions with individual investors to raise at least an additional $1 million by August 31, 2019 and a tiered subsequent raise of $20 million between October and December 2019. The raise of 20 million dollars will cover the Company’s anticipated expenses for its 6 team, 8 game regular season in 2020.

Financial Condition

As reflected in the accompanying financial statements, the Company had $2,100 of revenue. The Company had $353,608 of net cash used in operating activities and a net loss of $746,292 for the year ended April 30, 2019. For the year ended April 30, 2018, the Company had no revenue, $276 of net cash provided by operating activities and a net loss of $353,614. Additionally, at April 30, 2019, the Company has a working capital deficit of $3,550,138, an accumulated deficit of $27,297,245 and a stockholders' deficit of $3,388,638, which could have a material impact on the Company's financial condition and operations. At April 30, 2019, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Year ended April 30, 2019 compared to the year ended April 30, 2018

Total revenue for the years ended April 30, 2019 and 2018, were $2,100 and $0, respectively as the Company is seeking to establish, develop and operate MLFB as a professional spring football league. The $2,100 of revenue for 2019 was entirely from league tryout camps.

Total cost of revenue for the years ended April 30, 2019 and 2018, were $64,610 and $0, respectively as the Company is seeking to establish, develop and operate MLFB as a professional spring football league. The $64,610 of cost of revenue for 2019 was entirely from league tryout camps.

Total operating expenses for the year ended April 30, 2019 were $561,654 as compared to total operating expenses for the year ended April 30, 2018 of $309,161 or an increase of $252,493. The increase from 2018 to 2019 was primarily from a $238,785 increase in professional fees. The increase in professional fees from 2018 to 2019 was primarily from $239,979 of consulting expense related the valuation of a stock warrant issued for services.

Other income (expense) for the year ended April 30, 2019 was $122,128 of expense compared to $44,453 of expense for the year ended April 30, 2018, or an increase in expense of $77,675. The increase in expense from 2018 to 2019 was primarily from (1) a $128,865 increase in interest expense, (2)$5,400 of late charges related to an unpaid promissory note and (3) $39,132 of expense from the initial fair value of conversion option liability with no comparable amount in 2018, all offset by (4) $38,213 of increase in income from 2018 to 2019 from a prior year adjustment of accounts payable (5) $20,000 of expense in 2018 from a provision for a contract dispute with no comparable amount in 2019 and (5) $36,127 of gain from the change in fair value of conversion option liability with no comparable amount in 2018.

Because of the above, we had a net loss of $746,292 for the year ended April 30, 2019 and a net loss of $353,614 for the year ended April 30, 2018.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $5,417 of cash at April 30, 2019 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers and significant employees.

Name	Age	Position	Term/ Period Served
Frank Murtha	74	Senior Executive Vice President	June 28, 2017 to present

(b) Business experience of directors, executive officers, and significant employees.

Frank J. Murtha. Mr. Murtha serves as our Senior Executive Vice President since June 2017. He attended the University of Notre Dame, and received a BA Government & International Relations; He was a member of the Varsity Baseball team. He then attended Northwestern University School of Law, where he received his JD and was the Recipient of two Ford Foundation grants for advanced study in criminal law. He worked at a major Union Pension Fund, assigned to legal staff working primarily on real estate and secured transaction matters in connection with loan portfolio. House Counsel was his last position. He then worked at the US Department of Justice, as an Assistant US Attorney for the Northern District of Illinois. Assigned to Special Investigations Unit handling primarily complex financial crimes. Handled numerous high-profile cases involving bank, insurance and corporate frauds as well as several major organized crime prosecutions. Resigned when US Attorney James R. Thompson (who was one of his teachers at Northwestern Law) left office to begin his successful campaign for Illinois Governor. Entered private law practice specializing in civil and criminal litigation, real estate transactions and representation of athletes. From 1983 to present, he exclusively represented professional athletes and media talent in contract negotiations, and tax and financial planning. Also represented high net worth individuals in the acquisitions of sports franchises and properties. Represented athletes while a partner in firms representing both major stars and minor league players in baseball and football, including Wade Boggs, and Randy Johnson, Craig Counsel, Joe Girardi and Cecil Fielder and Bobby Thigpen. President of Professional Sports Consultants, Inc. with offices in the Chicago area. Full-service firm includes full time marketing personnel. Practice includes football and baseball, with present and former clients including Kevin Carter, Olandis Gary, Al Del Greco, Brad Meester, Akiem Hicks, Corey Clement, Cooper Carlisle, Ed Hartwell, David Bowens, Jason Baker and Nigel Thatch, better known as “Leon” of Budweiser commercial l fame. Extensive experience in arbitration and litigation matters as well as labor-management issues. Formed and headed first union for the Arena Football League Players in 2000, successfully negotiating its first Collective Bargaining Agreement. Also, currently an Adjunct Professor at Northwestern University Graduate School, teaching Sports Labor Relations and Negotiations to Graduate students.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the exception of a 10% otherwise unaffiliated shareholder who has been advised by the Company that he needs to file a 13(d) but has not yet filed.

Audit Committee

The Company does not have a separately designated standing audit committee in place; our Company’s entire Board of Directors previously served in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. The Company will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place but there is no Board of Directors currently. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited working capital and limited revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to generate sufficient revenues in the future, then we will likely seek out and retain a Board of Directors, including independent directors and form an audit, compensation committee and other applicable committees.

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

Item 11. Executive Compensation of Directors and Officers.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for the fiscal years ended April 30, 2019 and April 30, 2018. No director or officer received compensation during Fiscal Years 2019 and 2018 and payroll taxes were never paid. No other compensation or award was awarded or paid to a Director or Officer.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Frank Murtha	2019	0	0	0	0	0	0
Senior Executive Vice President	2018	0	0	0	0	0	0

At no time during fiscal years 2019 and 2018 were any outstanding options otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. No stock awards or options were granted to any executive officer or director during fiscal years 2019 or 2018.

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

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on the Company.

The table below summarizes all outstanding equity awards for our named executive officers as of April 30, 2019, our latest fiscal year end.

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
Senior Executive Vice President

Compensation of Directors

There are no directors for the Company and as a result, there was no compensation of directors or expenses reimbursed for fiscal years ending April 30, 2019.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
	$—	—	—	—	—	—	$—

Compensation Committee

The Company does not have a Board of Directors and as a result, there is no compensation committee.

 Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 29, 2019, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove # 7, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Britt Jennings (1) (2)	28,500,000	29.1%
MLFB, LLC.	8,000,000	8.2%
Wesley Chandler (1) (2) (3)	5,005,000	5.1%

_______

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

(2)

Percentages are based on 97,893,974 shares outstanding on July 29, 2019. The table excludes shares underlying: (i) options to purchase shares under any employee stock plan; and (ii) outstanding warrants to purchase shares.

(3)	Includes 100,000 shares held by relatives of Mr. Chandler. Mr. Chandler disclaims beneficial ownership of these shares because he does not have voting and investment power.

Security Ownership of Management

The following table sets forth, as of July 29, 2019, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove #7, Lakewood Ranch, Florida, 34202.

Amount and Nature of

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Frank Murtha (1)(2)(3)	1,272,080	1.3%
All executive officers and directors as a group (1 person)	1,272,080	1.3%

___________

(1)

This table is based on information supplied by the Company’s Transfer Agent. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 97,893,974 shares outstanding on July 29, 2019. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)

Includes 4,880 shares held by Mr. Murtha’s ex-wife and 800 shares held by relatives of Mr. Murtha. Mr. Murtha disclaims beneficial ownership of these shares because he does not have voting and investment power.

The Company is not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Related Party Transactions

At April 30, 2019, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

At April 30, 2019, the Company has recorded $46,464 of accounts payable – related parties for Company related expenses. This includes $29,756 paid by the Senior Executive Vice President on behalf of the Company, which includes $12,179 of expenses related to an office in home. Also, $14,768 paid by the Director of Services and Procurement on behalf of the Company, $1,815 paid by the Company’s former authorized house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company. The $29,756 owed to the Senior Vice President of the Company includes a reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. The exercise price was paid by electing to reduce the balance owed by the Company.

Between October 5, 2018 and March 5, 2019, an investor purchased 26,000,000 shares of the Company’s $0.001 par value common stock at a purchase price of between $0.01 and $0.02 per share. At April 30, 2019, the 26,000,000 shares represented approximately 28% of the Company’s issued shares of common stock and as a result, is deemed to be a related party.

Review and Approval of Transactions with Related Persons

We do not have a formal, written policy solely for the review and approval of transactions with related parties. However, our Code of Ethics provides guidelines for reviewing and handling conflict of interest transactions with our directors, officers and employees. As there is no Board of Directors, the Senior Executive Vice President is responsible for reviewing all related party transactions. Before approving any such transaction, Senior Executive Vice President would take into account all relevant facts and circumstances that it deems appropriate, including, but not limited to, the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and if applicable, the impact on a director’s independence. Only those transactions that, considering known circumstances, are fair as to, and in the best interests of the Company and its stockholders, as the Senior Executive Vice President determines in the good faith exercise of its discretion, shall be approved.

Director Independence

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions. Additionally, we do not have a Board of Directors and our Senior Executive Vice President serves in such capacities and is not independent as defined herein. We do not currently have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services.

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Salberg & Company, P.A.

	2019	2018

Audit Fees (1)	$31,900	$31,900
Audit-Related Fees (2)	16,770	16,707
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Accounting fees and Services	$48,670	$48,607

_______

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.
(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.
(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2019 and April 30, 2018
•	Statements of Operations for the years ended April 30, 2019 and April 30, 2018
•	Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2019 and 2018
•	Statements of Cash Flows for the years ended April 30, 2019 and 2018
•	Notes to Financial Statements

(2) Schedules: None required.

(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number	Description of Documents
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer and the Principal Financial Officer of the Company.
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and the Principal Financial Officer of the Company.

101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.
(Registrant)

Date: July 29, 2019	By:	/s/ Frank J. Murtha
Frank J. Murtha
Senior Executive Vice President
(Principal Executive Officer and Principal Financial Officer)

 MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Major League Football, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Major League Football, Inc. and Subsidiaries (the “Company”) as of April 30, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $746,292 and net cash used in operating activities of $353,608 for the fiscal year ended April 30, 2019. The Company has a working capital deficit, stockholder’s deficit and accumulated deficit of $3,550,138, $3,388,638 and $27,297,245 respectively, at April 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2010

Boca Raton, Florida

July 29, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30, 2019	April 30, 2018

ASSETS
CURRENT ASSETS
Cash	$5,417	$525
Prepaid consulting	50,000	-
Prepaid legal	-	7,500
TOTAL CURRENT ASSETS	55,417	8,025

Football equipment	125,000	-

OTHER ASSETS
Trademarks	1,500	-
Lease deposit	35,000	-
TOTAL OTHER ASSETS	36,500	-

TOTAL ASSETS	$216,917	$8,025

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,709,583	$1,603,062
Accounts payable - related parties	46,464	60,596
Accrued former officer compensation	740,000	740,000
Accrued expenses	296,373	271,841
State income taxes payable	110,154	110,154
Convertible unsecured promissory note	50,000	50,000
Convertible secured promissory notes, net of $10,083 debt discount	154,917	100,000
Conversion option liability	78,005	-
Notes payable	230,000	230,000
Note payable, related party	2,300	2,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	150,648	106,421

TOTAL CURRENT LIABILITIES	3,605,555	3,311,485

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 300,000,000 shares authorized; 94,493,073 and 59,499,488 shares issued and 92,993,073 and 57,999,488 shares outstanding at April 30, 2019 and April 30, 2018, respectively	92,993	57,999
Additional paid-in capital	23,815,614	23,189,494
Accumulated deficit	(27,297,245)	(26,550,953)

TOTAL STOCKHOLDERS' DEFICIT	(3,388,638)	(3,303,460)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$216,917	$8,025

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	April 30, 2019	April 30, 2018

Revenue
League tryout camp fees	$2,100	$-
Total Revenue	2,100	-

Cost of Revenue
League tryout camp expense	64,610	-
Total Cost of Revenue	64,610	-

Gross Margin	(62,510)	-

Operating Expenses
Salaries and wages	-	900
Professional fees	488,556	249,771
Football equipment expense	15,000	-
General and administrative	58,098	58,490
Total Operating Expenses	561,654	309,161

Operating Loss	(624,164)	(309,161)

Other Income (Expense)
Tax penalties and interest	(19,132)	(18,021)
Write-off of furniture, fixtures and equipment	-	(2,494)
Provision for settlement of contract dispute	-	(20,000)
Cancellation of accounts payable	90,796	52,583
Interest expense	(185,387)	(56,521)
Late charges	(5,400)	-
Initial fair value of conversion option liability	(39,132)	-
Gain from change in fair value of conversion option liability	36,127	-
Total Other Income (Expense)	(122,128)	(44,453)

Net Loss	$(746,292)	$(353,614)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares - Basic and Diluted	69,545,743	56,690,996

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2017	54,416,295	$54,416	400,000	$400	$21,927,952	$(26,197,339)	$(4,214,571)

Issuance of common stock to employees for services - $0.06 per share	15,000	15	-	-	885	-	900
Conversion of convertible secured promissory note	2,168,193	2,168	-	-	67,832	-	70,000
Issuance of common stock that was previously issuable	400,000	400	(400,000)	(400)	-	-	-
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	7,657	-	7,657
Exercise of stock warrant - $0.01 per share	1,000,000	1,000	-	-	9,000	-	10,000
Waiver of two former officers’ compensation	-	-	-	-	1,176,168	-	1,176,168
Net loss, year ended April 30, 2018	-	-	-	-	-	(353,614)	(353,614)

Balance at April 30, 2018	57,999,488	$57,999	-	$-	$23,189,494	$(26,550,953)	$(3,303,460)

Issuance of common stock - $0.01 per share	11,000,000	11,000	-	-	99,000	-	110,000
Issuance of common stock - $0.0125 per share	16,000,000	16,000	-	-	184,000	-	200,000
Issuance of common stock - $0.02 per share	5,000,000	5,000	-	-	95,000	-	100,000
Conversion of convertible secured promissory note	2,993,585	2,994	-	-	12,006	-	15,000
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	(3,865)	-	(3,865)
Issuance of stock warrant for consulting services	-	-	-	-	239,979	-	239,979
Net loss, year ended April 30, 2019	-	-	-	-	-	(746,292)	(746,292)

Balance at April 30, 2019	92,993,073	$92,993	-	$-	$23,815,614	$(27,297,245)	$(3,388,638)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended,
	April 30, 2019	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,292)	$(353,614)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of furniture, fixtures and equipment	-	2,494
Cancellation of accounts payable	90,796	-
Issuance of common stock to employees for services	-	900
Revaluation of stock options issued for consulting services over service period	(3,865)	7,657
Amortization of debt discount on convertible secured promissory note	69,917	-
Amortization of debt discount on stock warrant issued for forbearance agreement	-	11,829
Amortization of debt discount on common stock issued for forbearance agreement	-	12,384
Issuance of stock warrant for consulting services	239,979	-
Initial fair value of conversion option liability	39,132	-
Gain from change in fair value of conversion option liability	(36,127)	-
Changes in operating assets and liabilities:
Prepaid consulting	(50,000)	83
Prepaid legal	7,500	-
Lease deposit	(35,000)	-
Accounts payable	15,725	226,912
Accounts payable - related parties	(14,132)	21,302
Accrued expenses	24,532	38,021
Accrued interest	44,227	32,308
Net cash provided by (used in) operating activities	(353,608)	276

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark filing fees	(1,500)	-
Football equipment	(125,000)	-
Net cash used in investing activities	(126,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	75,000	-
Proceeds from issuance of common stock	410,000	-
Net cash provided by financing activities	485,000	-

NET INCREASE IN CASH	4,892	276
CASH - BEGINNING OF YEAR	525	249
CASH - END OF YEAR	$5,417	$525

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended
	April 30, 2019	April 30, 2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Exercise of stock warrant for consulting services from related party	$-	$10,000
Conversion of convertible secured promissory note	$15,000	$70,000

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

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

Effective August 23, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation. The prior authorized designated fifty million (50,000,000) shares of convertible preferred stock, par value $0.001 per share were re-designated to common stock. As a result, the Company has no authorized preferred stock.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Major League Football, Inc. (the “Company”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. We intend to fill a void by establishing franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable it to take a totally non-adversarial approach towards the National Football League (“NFL”). Our spring and early summer schedule ensures no direct competition with autumn/winter sports, including the 32 NFL, 9 Canadian Football League, the proposed professional XFL League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers and all other areas of the game that the National Football League (NFL) needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football.

Our official launch was with tryout camps held at four locations in March and April of 2019. The Company plans a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had $2,100 of revenue, $353,608 of net cash used in operating activities and a net loss of $746,292 for the year ended April 30, 2019 and no revenue, $276 of net cash provided by operating activities and a net loss of $353,614 for the year ended April 30, 2018. At April 30, 2019, the Company has a working capital deficit of $3,550,138, an accumulated deficit of $27,297,245 and a stockholders' deficit of $3,388,638, which could have a material impact on the Company's financial condition and operations. At April 30, 2019, the Company does not have cash resources or current assets to pay its obligations.

In view of these matters, recoverability of asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at April 30, 2019 and 2018.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2019 and 2018, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Concentration of Revenues

The Company had $2,100 and zero revenue for the years ended April 30, 2019 and 2018. respectively. The revenue for the year ended April 30, 2019 was entirely from league tryout football camps.

Property and Equipment

The Company has $125,000 and $0 of Football Equipment at April 30, 2019 and 2018, respectively. The Football Equipment is practice jerseys and shorts held in storage to be utilized in the planned league operations in 2020. For financial accounting purposes, depreciation for the football equipment is computed by the straight-line method over an estimated useful life of 5 to 7 years. There was no depreciation expense for the years ended April 30, 2019 and 2018 because the football equipment has not been put into use because no football games have been played using this equipment. Due to the settlement of a lawsuit on February 5, 2018 (See Note 8 – Commitments and Contingencies), the Company gave up all rights, title and interest to business equipment and office furniture in its previous Florida corporate office. Accordingly, during the year ended April 30, 2018, the Company wrote off the remaining net book value of $2,494.

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

Level 1

Level 1 applies to assets or liabilities with quoted prices in active markets for identical assets or liabilities.

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

The Company’s financial instruments consist principally of cash, football equipment, accounts payable, unsecured convertible notes payable, secured convertible notes payable, notes payable, notes payable – related party and an embedded conversion option liability. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the Company believes that the recorded values of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at April 30, 2019:

	Carrying Value At April 30,	Fair Value Measurements at April 30, 2019
	2019	Level 1	Level 2	Level 3
Conversion option liability	$78,005	$—	$—	$78,005

The following is a summary of activity of Level 3 assets and liabilities for the year ended April 30:

Embedded Conversion Option Liability
Balance – April 30, 2018	$—
Initial value of conversion option liability	39,132
Initial value of debt discount of conversion option liability	75,000
Loss from change in the fair value of conversion option liability	(36,127)
Balance – April 30, 2019	$78,005

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying Statement of Operations.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. From March 1, 2019 through March 30, 2019, the Company held four tryout camps resulting in $2,100 of revenue recorded for the year ended April 30, 2019. There were no tryout camps during the year ended April 30, 2018.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. The Company football operations had not commenced as of April 30, 2019, there was no revenue from football league operations during the years ended April 30, 2019 and 2018, respectively.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At April 30, 2019 and 2018, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At April 30, 2019, there were options to purchase 1,200,000 shares of the Company’s common stock, 2,450,000 warrants to purchase shares of the Company’s common stock, 166,667 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 16,445,540 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on April 30, 2019. The Company does not expect that the adoption of ASU 2016-02 will have a material impact on the Company’s financial statements.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation, which aligns the accounting for share-based payments to non-employees with the accounting for share based payments to employees. The new standard will apply for annual periods beginning after December 15, 2018, including interim periods therein, and requires modified retrospective application. Early adoption is permitted. The Company early adopted this update and it did not cause a material change to the Company’s financial statements.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after April 30, 2019 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	April 30, 2019	April 30, 2018
Penalties and interest - unpaid state income tax	$219,209	$200,077
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	-
Total Accrued Expenses	$296,373	$271,841

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 3 – DEBT

	April 30, 2019	April 30, 2018
Notes Payable:
Note payable – Nov 18, 2015. Interest at 8% and principal payable on demand. In Default at April 30, 2019	100,000	$100,000
Note payable – Jun 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Note payable – Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Note payable – Sept. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – Sept. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Note payable – Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Note payable – Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Total Notes payable	$230,000	$230,000

At April 30, 2019 and 2018, the Company has recorded $230,000 of Notes Payable from seven third parties and the principal and interest are payable on demand. The interest rate for the Notes Payable is from 4% to 8% annually and during the year ended April 30, 2019, the Company recorded $15,674 of interest expense in the accompanying Statement of Operations and at April 30, 2019, the Company has accrued $46,521 of interest related to the Notes Payable as accrued interest in the accompanying Balance Sheet. Additionally, included in the above is a $100,000 Note Payable dated November 18, 2015 that is in default and the Company has recorded a $5,400 late fee as accrued expense in the accompanying Balance Sheet at April 30, 2019.

	April 30, 2019	April 30, 2018
Notes Payable, Related Party:
Notes payable, related party. No interest and principal payable on demand.	$2,300	$2,300

At April 30, 2019 and 2018, the Company has recorded $2,300 of Notes Payable, Related Party from a former officer of the Company. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. See Note 7 – Related Party Transactions.

	April 30, 2019	April 30, 2018
Convertible Unsecured Notes Payable:
Unsecured convertible promissory note payable – Interest accrued at 5% and principal and interest due 12 months from the issuance date.	$50,000	$50,000

At April 30, 2019 and 2018, the Company has recorded $50,000 of convertible unsecured notes payable. The terms include interest accrued at 5% annually and the principal and interest was payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at April 30, 2019 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately.

The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share. For the year ended April 30, 2019, the Company recorded $2,500 of interest expense in the accompanying Statement of Operations and at April 30, 2019, the Company has accrued $7,616 of interest related to the convertible unsecured note payable Notes Payable as accrued interest in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 3 – DEBT (CONTINUED)

	April 30, 2019	April 30, 2018
Convertible Secured Note Payable:
Secured convertible promissory note payable #1 – originally issued March 9, 2016 - Interest accrued at 22% default rate - principal and interest due June 9, 2017	$85,000	$100,000

Secured convertible promissory note payable #2 – originally issued May 17, 2018 - Interest accrued at 8% - principal and interest due May 17, 2019	80,000	-

Less: debt discount	(10,083)	-

Total Convertible Secured Notes Payable, net of debt discount	$154,917	$100,000

Convertible Secured Note Payable - #1

At April 30, 2018, the Company had a remaining balance of $100,000 from an original $550,000 face value convertible secured promissory note. From May 18, 2018 through January 10, 2019, the lender elected to convert $15,000 of the principal amount of the promissory note into 2,993,585 shares of common stock resulting in a note balance of $85,000 at April 30, 2019. See Note 5 – Stock.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at April 30, 2019. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. During the year ended April 30, 2019, the Company recorded $19,935 of interest expense in the accompanying Statement of Operations and at April 30, 2019, $90,392 of accrued interest was recorded in the accompanying Balance Sheet. See Note 9 – Subsequent Events.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 3 – DEBT (CONTINUED)

The promissory note includes customary affirmative and negative covenants of the Company.

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

On the note issue date of May 17, 2018, the Company recorded the following debt discounts as offsets to the $80,000 promissory note and will be amortized over the one-year term of the promissory note: (1) debt issue costs of $5,000 and (2) debt discount from conversion option liability of $75,000. As a result, the Company recorded $39,132 for the initial fair value of the conversion option liability in Other Income (Expense) in the accompanying Statement of Operations.

From the note issue date of May 17, 2018 to April 30, 2019, the Company recorded $69,917 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying Statement of Operations.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2019 that resulted in a value of $78,005. As a result, the Company recorded $36,127 of a gain from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in in the accompanying Statement of Operations for the year ended April 30, 2019.

The revaluation of the conversion option liability at April 30, 2019 was calculated using the Binomial Lattice option pricing model with the following assumptions; stock price $0.02, conversion price $0.009, expected term of 0.05 years, expected volatility of 349% and discount rate of 2.38%. The change in the conversion option liability assumed that 8,888,889 shares would be issued upon conversion of the promissory note at April 30, 2019.

NOTE 4 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at April 30, 2019 and 2018 consist of net operating loss carryforwards and differences in the book and tax basis assets.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018 and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 4 – INCOME TAXES (CONTINUED)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended April 30, 2019 and 2018 were as follows:

	For the Year Ended April 30,
	2019	2018
Statutory federal rate	(21.00)%	(30.40)%
State tax rate, net of federal effect	(5.75)%	(5.75)%
Change in federal tax rates	0%	9.40%
Change in valuation allowance	26.75%	26.75%
Total provision for income taxes	0%	0%

The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2019	2018
Income tax benefit at U.S. Federal Income Tax rate	$(152,000)	$(1,609,000)
State income taxes, net of federal benefit	(41,000)	(467,000)
Effect of change in federal statutory rate	-	1,378,000
Change in valuation allowance	193,000	698,000

Net Income tax benefit	$—	$—

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 4 – INCOME TAXES (CONTINUED)

The Company’s approximate net deferred tax assets are as follows:

	April 30,
	2019	2018
Deferred tax assets:
Net operating loss carry forward	$4,738,000	$4,545,000

Total deferred tax assets	$4,738,000	$4,545,000
Less: deferred tax asset valuation allowance	(4,738,000)	(4,545,000)
Total Net deferred tax assets	$-	$-

The net operating loss carryforward was approximately $17,711,000 and $16,989,000 at April 30, 2019 and 2018, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended April 30, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $193,000 in 2019.

The potential tax benefit arising from the net operating loss carryforward of $16,656,000 from the period prior to Act’s effective date will expire in 2038. The potential tax benefit arising from the net operating loss carryforward of $1,055,000 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s Corporate Income tax returns for tax years from 2005 (initial tax year) through 2018 remain subject to Internal Revenue Service examination because the Company has not filed tax returns for these years.

At April 30, 2019 and 2018, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in the accompanying Balance Sheets. Additionally, the Company owes the State of Delaware for assessed penalties and interest from the tax year ending April 30, 2007 of $219,209 and $200,077, which is included as accrued expenses in the accompanying Balance Sheets at April 30, 2019 and 2018, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 5 – STOCK

Common Stock

The Company is authorized to issue up to 300,000,000 shares of common stock at $0.001 par value per share. Effective February 15, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 200,000,000 to 300,000,000. Effective August 23, 2018, the Company amended its Articles of Incorporation such that all 200,000,000 shares shall be designated as common stock and the prior authorized 50,000,000 shares of convertible preferred stock, par value $0.001 per share were re-designated to common stock. As a result, the Company has no authorized preferred stock. At April 30, 2019, 94,493,073 shares were issued and 92,993,073 shares outstanding. There are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares outstanding at April 30, 2019. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by two former employees.

Common Stock Issued

On July 18, 2018, the lender of a convertible secured promissory, elected to exercise their right to convert $10,000 of the remaining $100,000 convertible secured promissory note at April 30, 2018 (See Note 3 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to 70% of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon a Conversion Price of $0.02 per share on the conversion date, the Company issued 819,672 shares of common stock to the lender.

On June 8, 2018, the Company received $10,000 of proceeds from a private placement offering, representing 1,000,000 shares of stock at a sales price of $0.01 per share from a related party investor. See Note 7 - Related Party Transactions.

On October 5, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share.

On December 7, 2018, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share from a related party investor. See Note 7 – Related Party Transactions.

On January 11, 2019, the lender of a convertible secured promissory, elected to exercise their right to convert $5,000 of the remaining $90,000 convertible secured promissory note (See Note 3 – Debt). The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to 70% of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon a Conversion Price of $0.002 per share on the conversion date, the Company issued 2,173,913 shares of common stock to the lender.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 5 – STOCK (Continued)

On January 30, 2019, the Company and an investor executed a subscription agreement from a private placement offering for the sale of 16,000,000 shares of stock at a purchase price of $0.0125 per share or a total of $200,000. On January 30, 2019, the Company received $30,000 of proceeds from the offering representing 2,400,000 shares of stock. The remaining $170,000 of proceeds were received by the Company on February 6, 2019. See Note 7 – Related Party Transactions.

On March 5, 2019, the Company and an investor executed a subscription agreement from a private placement offering for the sale of 5,000,000 shares of stock at a purchase price of $0.02 per share or a total of $100,000. See Note 7 – Related Party Transactions.

NOTE 6 – STOCK BASED COMPENSATION

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share. At April 30, 2019, only 1,200,000 of these options were outstanding and were held by the Senior Executive Vice President of the Company as the other stock options were either forfeited or terminated since being granted. For the 1,200,000 stock options held by the Senior Vice President of the Company, 450,000 vested on the grant date of July 14, 2014 and the remaining 750,000 had a four (4) year vesting period through July 14, 2018.

The 750,000 unvested stock options held by the Senior Executive Vice President of the Company were re-measured for the final time at July 14, 2018 (fully vested) and the Company recorded $3,865 as a credit to consulting expense during the year ended April 30, 2019 in the accompanying Statement of Operations.

In February 2019, 40,000 options expired as they were not exercised before the end of the exercise period.

The Company used the following assumptions in estimating fair value:

Stock Price (re-measurement date of July 14, 2018)	$0.02
Exercise Price	$0.05
Expected Remaining Term	5.95 years
Volatility	82%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	1.94%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended April 30, 2019:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2018	1,240,000	$0.08	6.04	$—
Expired, February, 2019	(40,000)	$1.00	—	$—
Outstanding, April 30, 2019	1,200,000	$0.05	5.21	$—
Exercisable, April 30, 2019	1,200,000	$0.05	5.21	$—

In August 2018, January 2019 and from February through April 2019, 1,800,000, 370,000 and 1,212,500 warrants, respectively, expired as they were not exercised before the end of the exercise period.

The Company determined that a stock warrant issued April 26, 2015 to purchase 300,000 shares of common stock to a consultant for services provided had not been recorded. The stock warrant vested 50% or 150,000 shares on April 26, 2016 and the remaining 50% or 150,000 shares on April 26, 2017. The Company valued the stock warrant in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrant was $239,979, which was recorded to consulting expense for the year ended April 30, 2019.

The Company used the following assumptions in estimating fair value:

Stock Price	$0.80
Exercise Price	$0.30
Expected Remaining Term	5 years
Volatility	340%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	2%

The following table summarizes stock warrant activity for the year ended April 30, 2019:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value
Outstanding, April 30, 2018	5,532,500	$0.25	0.70	$116,000
Correction of prior year issuance	300,000	$0.30	1.49	$—
Expired August 2018	(1,800,000)	$—	—	$—
Expired January 2019	(370,000)	$—	—	$—
Expired February-April 2019	(1,212,500)	$—	—	$—
Outstanding, April 30, 2019	2,450,000	$0.05	0.50	$14,513
Exercisable, April 30, 2019	2,450,000	$0.05	0.50	$14,513

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $740,000 for unpaid former officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheets. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At April 30, 2019, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company classified the promissory note as Notes Payable – Related Parties in the accompanying Balance Sheets. See Note 3 – Debt.

 MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

At April 30, 2019, the Company has recorded $46,464 of accounts payable – related parties for Company related expenses. This includes $29,756 paid by the Senior Executive Vice President on behalf of the Company, which includes $12,179 of expenses related to an office in home.. Also, $14,768 paid by the Director of Services and Procurement on behalf of the Company, $1,815 paid by the Company’s former authorized house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company. The $29,756 owed to the Senior Vice President of the Company includes a reduction of $10,000 on December 10, 2017 from the exercise of 1,000,000 stock warrants at an exercise price of $0.01 per share. The $10,000 exercise price was paid by electing to reduce the balance due under expenses owed by the Company. See Note 5 - Stock

Between June 8, 2018 and March 6, 2019, an investor purchased 26,000,000 shares of the Company’s $0.001 par value common stock at a purchase price of between $0.01 and $0.02 per share – See Note 5 - Stock. At April 30, 2019, the 26,000,000 shares represented approximately 28% of the Company’s issued shares of common stock and as a result, is deemed to be a related party. See Note 9 – Subsequent Events.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

From May 31, 2018 through May 1, 2019, the landlord and the Company executed eleven amendments to the February 5, 2018 settlement discussed above which specified:

a.	In lieu of making the payment of $40,000 on June 1, 2018, the Company has paid the landlord $32,500 of the $40,000 payment; and
b.	The Company has paid the landlord $6,036 as reimbursement for an additional months of storage space rental; and
c.	The Company will pay the landlord the remaining $7,500 balance on or before May 31, 2019.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

On May 29, 2019, the Company paid the remaining balance of $7,500 in the TCA12, LLC, a Florida limited liability company v. Major League Football Settlement Agreement. With this final payment, the parties executed release agreements and the Company has right, title and interest to the remaining football equipment has executed a lease agreement for the storage of the football equipment. See Note 9 – Subsequent Events.

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying Balance Sheets at April 30, 2019 and 2018. The Company is still in discussions with the law firm related to this Judgment and anticipates a resolution in the future.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts and through April 30, 2019, the Company has recorded $71,243 of interest expense related to the unpaid invoices resulting in a total amount owed of $292,401, classified as accounts payable in the accompanying Balance Sheet. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above.

Herm Edwards:

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,667, which the Company has recorded as accounts payable to Mr. Edwards in the accompanying Balance Sheets at April 30, 2019 and 2018.

BodyHype:

In 2016, the Company entered into an agreement with BodyHype of Canada to be the Company’s official uniform supplier and paid a $125,000 deposit related to football equipment including practice uniforms, jerseys and shorts. Because of uncertainty in 2017 related to the Company being able to successfully launch a professional football league, the entire $125,000 was expensed recorded as Football Equipment Expense for the year ended April 30, 2017. BodyHype has made a claim with the Company for an additional $140,000 payment for which the Company disputes. Based upon the claim, the Company recorded an additional $140,000 as accounts payable to BodyHype at April 30, 2019 and as a result of the Company’s planned 2020 football season, the offset was $125,000 of football equipment recorded as a fixed asset and classified as Football Equipment in the accompanying Balance Sheet at April 30, 2019. The difference of $15,000 was recorded as Football Equipment Expense in the accompanying Statement of Operations for the year ended April 30, 2019.

 MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTs

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued

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

On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has recorded accrued expenses of $70,000 for the potential settlement in the accompanying Balance Sheets at April 30, 2019 and 2018.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying Balance Sheet at April 30, 2019. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The judgment remains unpaid.

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying Balance Sheets at April 30, 2019 and 2018. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Unpaid Taxes and Penalties

At April 30, 2019, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheet at April 30, 2019. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $219,209, which is included as accrued expenses in the accompanying Balance Sheet at April 30, 2019. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee note being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying Balance Sheet at April 30, 2019. As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENT

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company filed its Form 10-K and the financial statements for the year ended April 30, 2018 on November 19, 2018 but, were not timely filed. As the Company had not timely filed its Form 10-K for the year ended April 30, 2018, the Company may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Act of 1934. Additionally, the Company had not timely filed its Form 10-Q for the three months ended July 31, 2018 and October 31, 2018. As of the date of these financial statements, the Company has received no further correspondence from the SEC and are current with all required SEC filings.

Master Business Agreement

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a third-party consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The Master Agreement has a term of one year through November 16, 2019 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by March 1, 2019 (See Note 9 – Subsequent Events.) On January 30, 2019 and February 7, 2019, the Company paid the consultant $20,000 and $30,000 for a total of $50,000 as a good faith payment and the Company has recorded the payment as prepaid consulting in the accompanying Balance Sheet at April 30, 2019.

Master Services Agreement

Effective February 5, 2019, the Company entered into a Master Services Agreement (“Master Services”) with a third-party consulting firm to provide social and digital consulting for the Company. The Master Services included an initial Statement of Work (“SOW”) in the amount of $167,500 for services through October 31, 2019. The SOW provided for an initial signing payment of $25,000 upon the execution of the SOW and $15,000 payments to be made through October 31, 2019. The Company made the $25,000 signing payment on February 21, 2019 and recorded as consulting expense in the accompanying Statement of Operations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENT

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements and Use Permit

Effective February 21, 2019, the Company entered into a lease agreement to lease the Virginia Beach Sportsplex in Princess Anne Commons, Virginia Beach, Virginia for up to five football plus one playoff game for the 2019 football season. The payment for each event is $7,500 per event. Additionally, the Company paid a $30,000 deposit with the execution of the lease agreement and recorded as a current asset in the accompanying Balance Sheet at April 30, 2019. The Company believes that the deposit will be transferred successfully to the 2020 football season.

Additionally, and also effective February 21, 2019, the Company entered into a Use Permit Agreement for locker room rental and turf rental for ten weeks of practice time at a weekly rate of $1,200 or $12,000 in total.

Effective March 12, 2019, the Company entered into a lease agreement to lease the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event is $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and recorded as a current asset in the accompanying Balance Sheet at April 30, 2019. The Company believes that the deposit will be transferred successfully to the 2020 football season.

Cancellation of Accounts Payable

The Company had previously recorded $90,796 of accounts payable for alleged expenses incurred by Jerry Craig, the former CEO of the Company. The Company requested and never received supporting documentation from Mr. Craig and received correspondence that Mr. Craig would not pursue a reimbursement of the incurred expenses. Additionally, the Company requested and received a legal opinion that Mr. Craig has abandoned his claim and as a result, the Company cancelled the $90,796 of accounts payable and is included as a separate line item in the accompanying Statement of Operations for the year ended April 30, 2019. Because Mr. Craig was a former officer of the Company, the $90,796 was classified as a non-cash transaction in the accompanying Statement of Cash Flows for the year ended April 30, 2019.

NOTE 9 – SUBSEQUENT EVENTS

Convertible Promissory Note – May 2, 2019

On May 2, 2019, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of two 10% convertible promissory notes in the aggregate principal amount of $200,000, comprised of a First Note of $100,000 and a Back-End Note of $100,000, convertible into shares of common stock of the Company. The First Note shall be paid for by the Company as detailed below. The Back-End Note shall be paid for by the issuance of an offsetting secured promissory note issued by the investor to the Company (“Buyer Note”), provided that prior to conversion of the Back-End Note, the Investor must have paid of the Buyer Note in cash such that the Back-End Note may not be converted until it has been paid for in cash by the Investor.

The Company may reject the funding of the Back-End Note by giving thirty (30) day prior written notice. Such notice must be given 30 days prior to the six (6) month anniversary of the Back-End Note. The cash funding of the Back-End Note shall be contingent on the Company maintaining a closing bid price in excess of $0.008 per share at all times.

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an OID of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable is payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The First Note is exchangeable for an equal aggregate principal amount of notes of different denominations, as requested by the lender surrounding the same.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENT

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 9 – SUBSEQUENT EVENTS (Continued)

The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Percent (60%) of the of the average of the two lowest trades of the Common Stock during the fifteen (15) trading Days immediately preceding a conversion date. The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

The principal amount of the First Note, initially $100,000, may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs, as follows:

Date of Note Satisfaction	Payment Amount

0 to 60 days after the OID	112% of principal amount plus accrued interest
61 to 120 days after the OID	124% of principal amount plus accrued interest
121 to 180 days after the OID	136% of principal amount plus accrued interest

Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount.

The Company evaluated the First Note in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the First Note, determined that there was a conversion option feature that should be bifurcated and accounted for as a conversion option liability in the balance sheet at fair value. The initial valuation and recording of the conversion option liability was $206,398, using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.02, conversion price $0.009, expected term of 1 year, expected volatility of 375% and discount rate of 2.41%. The initial $206,398 conversion option liability assumed that 10,752,688 shares would be issued upon conversion of the promissory note.

On the note issue date of May 2, 2019, the Company recorded the following debt discounts as offsets to the $100,000 First Note and will be amortized over the one-year term: (1) OID of $2,150, (2) debt issue costs of $12,400 and (3) conversion option liability of $85,450. As a result, the Company recorded $120,948 of expense for the initial fair value of the conversion option liability in Other Income (Expense).

Convertible Promissory Note – May 8, 2019

On May 8, 2019, the Company signed a SPA with an Investor that provides for the issuance of a 12% convertible promissory note in the principal amount of $150,000. In connection with the issuance of the promissory note, the Company will issue a common stock purchase warrant to the Investor to purchase 1,500,000 shares of the Company common stock as a commitment fee.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENT

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On May 8, 2019, the Company received $121,750 of net proceeds for working capital purposes from the issuance of a $150,000 face value convertible promissory note with debt issue costs paid to or on behalf of the lender of $28,250. The terms include interest accrued at 12% annually and the principal and any amount of the principal or interest on the promissory note which is not paid when due shall bear interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula:

Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to the lower of (1) the lowest trade during the previous twenty-five (25) trading days or (2) Sixty-One Percent (61%) of the of the lowest trade during the twenty-five (25) trading days immediately preceding a conversion date. The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections. The promissory note contains customary affirmative and negative covenants of the Company.

In relation to the promissory note, the Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock of the Company at an exercise price of $0.10 per share.

The principal amount of the promissory note, initially $150,000, may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs, as follows:

Date of Note Satisfaction	Payment Amount

0 to 90 days after the Issue Date	125% of principal amount plus accrued interest
91 to 180 days after the Issue Date	135% of principal amount plus accrued interest

Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount.

The Company evaluated the promissory note in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was a conversion option feature that should be bifurcated and accounted for as a conversion option liability in the balance sheet at fair value. The initial valuation and recording of the conversion option liability was $423,065, using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.02, conversion price $0.007, expected term of .75 years, expected volatility of 383% and discount rate of 2.38%. The initial $423,065 conversion option liability assumed that 22,354,694 shares would be issued upon conversion of the promissory note.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENT

YEARS ENDED APRIL 30, 2019 AND 2018

NOTE 9 – SUBSEQUENT EVENTS (Continued)

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions; stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of 383% and discount rate of 2.38%.

On the note issue date of May 8, 2019, the Company recorded the following debt discounts as offsets to the $150,000 promissory note and will be amortized over the nine-month term of the note: (1) debt issue costs of $28,250, (2) warrant fair value of $24,960 and (3) conversion option liability of $96,790. As a result, the Company recorded a $326,275 expense for the initial fair value of the conversion option liability, recorded as a separate item in Other Income (Expense).

On May 29, 2019, the Company paid the remaining balance of $7,500 for the Office Lease settlement – see Note 8 – Commitments and Contingencies. The Company has right, title and interest to the remaining unused football equipment that was under the control of the landlord prior to the final payment. The Company had previously written off the $135,323 value of the unused football equipment at April 30, 2017 and as a result of the Company regaining control of the football equipment, will record the $135,323 as a Fixed Asset with an offset to Other Income in the Statement of Operations.

On May 31, 2019, the Company signed an addendum to the Master Agreement (See Note 8 – Commitments and Contingencies) that extended the date that the Company obtained $3,000,000 of funding from March 1, 2019 to June 30, 2019. See additional extension to July 31, 2019 discussed below.

On June 18, 2019, the lender of an original $550,000 face value convertible secured promissory note, elected to convert $10,000 of the principal amount of the promissory note into 900,901 shares of common stock resulting in a note balance of $75,000 after the conversion. See Note 3 – Debt.

On July 1, 2019, the Company signed an addendum to the Master Agreement (See Note 8 – Commitments and Contingencies) that extended the date that the Company obtained $3,000,000 of funding from June 30, 2019 to July 31, 2019.

On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering representing 2,500,000 shares of stock from a related party at a purchase price of $0.02 per share. As a result of the purchase, the related party investor owns 28,500,000 shares of the Company’s common stock representing a 29.1% ownership in the Company. See Note 7 – Related Party Transactions.

On July 18, 2019, the Company completed an agreement to purchase the bulk of the football equipment, helmets, pads, electronics, office equipment and supplies of the bankrupt Alliance of American Football Spring League. This agreement is through the bankruptcy court with a third party for $400,000 that was scheduled on the bankruptcy petition with a valuation in excess of $3,000,000. The Company funded an initial deposit of $25,000 on July 22, 2019 and the remaining balance of $375,000 is due by July 31, 2019. Additionally, the Company agreed to share equally the storage warehouse rent for August 2019 of $10,000 and is the warehouse currently holding the approximately 32,000 football related items covered by the agreement.

