Form 10-Q
period 2019-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2019-12-12
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Class	Outstanding as of December 12, 2019
Common Stock, $0.001 par value per share	110,971,909

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$48,934	$5,417
Prepaid consulting	50,000	50,000
TOTAL CURRENT ASSETS	98,934	55,417

PROPERTY AND EQUIPMENT
Football equipment	171,223	125,000
Office equipment	11,000	-
TOTAL PROPERTY AND EQUIPMENT	182,223	125,000

OTHER ASSETS
Trademarks	1,500	1,500
Lease deposit	35,000	35,000
TOTAL OTHER ASSETS	36,500	36,500

TOTAL ASSETS	$317,657	$216,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,737,819	$1,709,583
Accounts payable - related parties	54,707	46,464
Accrued former officer compensation	740,000	740,000
Accrued expenses	306,378	296,373
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $18,300 and $0 debt discounts and put premiums	281,700	50,000
Convertible secured promissory notes, net of $85,476 and $0 put premiums and $0 and $10,083 debt discounts	230,476	154,917
Conversion option liability	610,817	78,005
Notes payable, net of $11,773 and $0 debt discount	288,227	230,000
Note payable, related party	2,300	2,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	190,952	150,648

TOTAL CURRENT LIABILITIES	4,590,641	3,605,555

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 450,000,000 shares authorized;
105,067,887 and 94,493,073 shares issued and 103,567,887 and 92,993,073
shares outstanding at October 31, 2019 and April 30, 2019, respectively	103,568	92,993
Additional paid-in capital	23,949,999	23,815,614
Accumulated deficit	(28,326,551)	(27,297,245)

TOTAL STOCKHOLDERS' DEFICIT	(4,272,984)	(3,388,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,657	$216,917

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018

Operating Expenses
Professional fees	$61,482	$31,250	$165,843	$60,882
General and administrative	19,562	7,903	93,940	12,210
Total Operating Expenses	81,044	39,153	259,783	73,092

Operating Loss	(81,044)	(39,153)	(259,783)	(73,092)

Other Income (Expense)
Tax penalties and interest	(5,040)	(4,748)	(10,006)	(9,424)
Other expense	(25,000)	-	(25,000)	-
Interest expense	(71,506)	(31,079)	(220,490)	(51,193)
Initial fair value of conversion option liability	(23,797)	-	(350,072)	-
Gain (loss) from change in fair value of conversion option liability	(380,698)	122,105	(163,955)	21,032
Total Other Income (Expense)	(506,041)	86,278	(769,523)	(39,585)

Net Income (Loss)	$(587,085)	$47,125	$(1,029,306)	$(112,677)

Basic Net Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.00)
Diluted Net Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted Average Shares - Basic	96,464,862	61,286,551	95,156,896	61,998,241
Weighted Average Shares - Diluted	96,464,862	86,388,659	95,156,896	61,998,241

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended October 31, 2019

Balance at July 31, 2019	96,393,974	$96,394	$23,897,173	$(27,739,466)	$(3,745,899)

Conversion of convertible secured promissory note	2,173,913	2,174	7,826	-	10,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, three months ended October 31, 2019	-	-	-	(587,085)	(587,085)

Balance at October 31, 2019	103,567,887	$103,568	$23,949,999	$(28,326,551)	$(4,272,984)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended October 31, 2018

Balance at July 31, 2018	58,819,160	$58,819	1,000,000	$1,000	$23,203,809	$(26,710,755)	$(3,447,127)

Issuance of common stock - $0.01 per share	-	-	5,000,000	5,000	45,000	-	50,000
Net income, three months ended October 31, 2018	-	-	-	-	-	47,125	47,125

Balance at October 31, 2018	58,819,160	$58,819	6,000,000	$6,000	$23,248,809	$(26,663,630)	$(3,350,002)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
For the Six Months Ended October 31, 2019

Balance at April 30, 2019	92,993,073	$92,993	$23,815,614	$(27,297,245)	$(3,388,638)

Issuance of stock warrant with convertible unsecured promissory notes	-	-	24,960	-	24,960
Conversion of convertible secured promissory note	3,074,814	3,075	16,925	-	20,000
Issuance of common stock - $0.02 per share	2,500,000	2,500	47,500	-	50,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, six months ended October 31, 2019	-	-	-	(1,029,306)	(1,029,306)

Balance at October 31, 2019	103,567,887	$103,568	$23,949,999	$(28,326,551)	$(4,272,984)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Six Months Ended October 31, 2018

Balance at April 30, 2018	57,999,488	$57,999	-	$-	$23,189,494	$(26,550,953)	$(3,303,460)

Issuance of common stock - $0.01 per share	-	-	6,000,000	6,000	54,000	-	60,000
Conversion of convertible secured promissory note	819,672	820	-	-	9,180	-	10,000
Revaluation of stock options issued for services over vesting period	-	-	-	-	(3,865)	-	(3,865)
Net loss, six months ended October 31, 2018	-	-	-	-	-	(112,677)	(112,677)

Balance at October 31, 2018	58,819,160	$58,819	6,000,000	$6,000	$23,248,809	$(26,663,630)	$(3,350,002)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2019	October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,029,306)	$(112,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	10,083	30,246
Amortization of debt discount on convertible unsecured promissory notes	82,526	-
Accretion of put premium liability	74,138	-
Initial fair value of conversion option liability	350,072	39,132
(Gain) loss from change in fair value of conversion option liability	163,955	(60,164)
Revaluation of stock options issued for consulting services over service period	-	(3,865)
Changes in operating assets and liabilities:
Accounts payable	28,236	(68,199)
Accounts payable - related parties	8,243	10,429
Accrued expenses	10,005	9,423
Accrued interest	40,304	20,947
Net cash used in operating activities	(261,744)	(134,728)

CASH FLOWS FROM INVESTING ACTIVITIES
Football equipment	(46,223)	-
Office equipment	(11,000)	-
Net cash used in investing activities	(57,223)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	207,200	-
Proceeds from issuance of notes payable	55,284	75,000
Proceeds from issuance of common stock	100,000	60,000
Net cash provided by financing activities	362,484	135,000

NET INCREASE IN CASH	43,517	272
CASH - BEGINNING OF PERIOD	5,417	525
CASH - END OF PERIOD	$48,934	$797

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock warrant with convertible unsecured promissory notes	$24,960	$-
Conversion of convertible secured promissory note	$20,000	$10,000
Discounts related to derivative liabilities	$96,790	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company” or “MLFB”) is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our official football launch occurred with our tryout camps held at four locations in March and April of 2019. Subject to funding, we are planning a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). We have commenced the process of leasing playing venues, acquiring football equipment and have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, the professional XFL League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and net cash used in operating activities of $261,744 and $134,728 for the six months ended October 31, 2019 and 2018, respectively. Additionally, at October 31, 2019, the Company has a working capital deficit of $4,491,707, an accumulated deficit of $28,326,551 and a stockholders’ deficit of $4,272,984, which could have a material impact on the Company’s financial condition and operations.

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

We are in discussions with individual investors to raise at least $1 million by December 31, 2019 and a tiered subsequent raise of $20 million by January 31, 2020. The raise of $20 million will cover the Company’s anticipated expenses for its 6 team 8 game regular season in 2020. Through the issuance date of this report on Form 10-Q, smaller investments have been received to meet certain Company expenses.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019, as filed with the SEC on July 29, 2019. The interim operating results for the three and six months ending October 31, 2019 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2019 and April 30, 2019.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2019 and April 30, 2019, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

The Company has $171,223 and $125,000 of football equipment at October 31, 2019 and April 30, 2019, respectively. The football equipment is practice jerseys and shorts, helmets and shoulder pads held in storage to be utilized in the planned league operations in 2020. Additionally, the Company has $11,000 and $0 of office equipment at October 31, 2019 and April 30, 2019, respectively. For financial accounting purposes, depreciation for the football equipment and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the six months ended October 31, 2019 or 2018, respectively, because the football equipment and office equipment is held in storage and has not been put into use because no football games have been played using this equipment. The football equipment balance at October 31, 2019 excludes $135,323 of recovered and unused football equipment from an office lease settlement that was previously impaired in 2017 and written off by the Company. In accordance with generally accepted accounting principles, because the recovered football equipment was previously impaired, the Company has recorded it at a zero-cost basis because the value cannot be increased once impaired, regardless of its fair market value.

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

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. Topic 260 changes the classification of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, entities that present earnings per share (“EPS”) in accordance with Topic 260, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related guidance in Topic 260. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company early adopted this standard effective April 30, 2017.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at October 31, 2019:

	Carrying Value At October 31,	Fair Value Measurements at October 31, 2019
	2019	Level 1	Level 2	Level 3

Conversion option liability	$610,817	$—	$—	$610,817

	Carrying Value At April 30,	Fair Value Measurements at April 30, 2019
	2019	Level 1	Level 2	Level 3

Conversion option liability	$78,005	$-	$-	$78,005

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of activity of Level 3 assets and liabilities for the six months ended October 31, 2019:

Conversion Option Liability
Balance – April 30, 2019	$78,005
Initial value of conversion option liability	350,072
Initial value of debt discount of conversion option liability	96,790
Reclass of conversion option liability to debt premium	(78,005)
Loss from change in the fair value of conversion option liability	163,955
Balance – October 31, 2019	$610,817

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statements of Operations.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the six months ended October 31, 2019 or 2018, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the six months ended October 31, 2019 and 2018, respectively.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share per ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and we have excluded all dilutive potential common shares because their effect is anti-dilutive. At October 31, 2019, there were options to purchase 1,200,000 shares of the Company’s common stock, 2,550,000 warrants to purchase shares of the Company’s common stock, 65,871,218 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 25,075,876 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

Recent Accounting Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after October 31, 2019 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	October 31, 2019	April 30, 2019
Penalties and interest - unpaid state income tax	$229,214	$219,209
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$306,378	$296,373

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT

	October 31, 2019	April 30, 2019
Notes Payable:
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	$100,000	$100,000
June. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020	70,000	-
Less: Debt discount	(11,773)	-
Total Notes Payable	$288,227	$230,000

At October 31, 2019 and April 30, 2019, the Company has recorded $300,000 and $230,000 of Notes Payable, respectively. Of these amounts, $230,000 is from seven third parties and the principal and interest are payable on demand with an interest rate from 4% to 8% annually.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at October 31, 2019. The terms include interest accrued at 8% annually and the principal and interest payable is payable in six months on March 25, 2020.

On the note issue date of September 25, 2019, the Company recorded the following debt discounts as offsets to the $70,000 Note Payable and will be amortized over the six-month term: (1) original issue discount of $9,216 and (2) debt issue costs of $5,500. For the period from the note issue date of September 25, 2019 to October 31, 2019, the Company recorded $2,943 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations.

The promissory note specifies that in the event that the Company completes any offering or sale of securities after the date of the promissory note, the proceeds of each such offering shall first be applied to the repayment of the promissory note until the same shall have been paid and satisfied in full. The promissory note also specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. See Note 7 – Commitments and Contingencies.

For the six months ended October 31, 2019, the Company recorded $7,360 of interest expense in the accompanying Statement of Operations and at October 31, 2019, the Company has recorded $54,433 of interest related to the Notes Payable as accrued interest in the accompanying unaudited Balance Sheet.

Additionally, included in the above is a $100,000 Note Payable dated November 18, 2015 that is in default and the Company has recorded a $5,400 late fee as accrued expense in the accompanying unaudited Balance Sheet at October 31, 2019. See Note 2 – Accrued Expenses.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT (CONTINUED)

	October 31, 2019	April 30, 2019
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300

At October 31, 2019 and April 30, 2019, the Company has previously recorded $2,300 of Notes Payable, Related Party from a former officer of the Company. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

	October 31, 2019	April 30, 2019
Convertible Unsecured Notes Payable:
Apr. 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due May 2, 2020.	100,000	-

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020.	150,000	-

Plus: put premium	66,667	-

Less: debt discount	(84,967)	-

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$281,700	$50,000

At October 31, 2019, the Company has previously recorded $50,000 of convertible unsecured notes payable. The terms include interest accrued at 5% annually and the principal and interest was payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at October 31, 2019 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 196,253 shares of common stock at October 31, 2019.

For the six months ended October 31, 2019, the Company recorded $1,260 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2019, the Company has recorded $8,876 of interest related to the convertible unsecured note payable as accrued interest in the accompanying unaudited Balance Sheet.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT (CONTINUED)

The Company may reject the Back-End Note by giving thirty (30) day prior written notice. Such notice must be given 30 days prior to the six (6) month anniversary of the Back-End Note. The cash funding of the Back-End Note shall be contingent on the Company maintaining a closing bid price in excess of $0.008 per share at all times.

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

The principal amount of the First Note, initially $100,000, may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs. Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount.

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

On May 2, 2019, the Company recorded the following as offsets to the First Note to be amortized over the 1-year term: (1) original issue discount of $2,150 and (2) debt issue costs of $12,400. For the period from May 2, 2019 to October 31, 2019, the Company recorded $7,255 for amortization of the debt discounts to interest expense in the accompanying unaudited Statement of Operations. See Note 8 – Subsequent Events for partial conversion.

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – May 8, 2019

On May 8, 2019, the Company signed a SPA with an Investor that provides for the issuance of a 12% convertible promissory note in the principal amount of $150,000. In connection with the issuance of the promissory note, the Company will issue a common stock purchase warrant to the Investor to purchase 1,500,000 shares of the Company common stock as a commitment fee. See Note 8 – Subsequent Events.

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

The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum, accrued interest and $750 of conversion fees into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula:

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

The Company evaluated the promissory note in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was a conversion option feature that should be bifurcated and accounted for as a conversion option liability in the balance sheet at fair value. The initial valuation and recording of the conversion option liability was $446,862, using the Binomial Lattice Option Pricing Model with the following assumptions; stock price $0.02, conversion price $0.0067, expected term of 9 months, expected volatility of 383% and discount rate of 2.38%. The initial $446,862 conversion option liability assumed that 22,354,694 shares would be issued upon conversion of the promissory note.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT (CONTINUED)

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

For the period from the note issue date of May 8, 2019 to October 31, 2019, the Company recorded $25,657 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations. See Note 8 – Subsequent Events for partial conversion.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at October 31, 2019 that resulted in a value of $610,817 with the following assumptions; stock price $0.015, conversion price $0.0037, expected term of 0.27 years, expected volatility of 456% and discount rate of 1.51%. As a result, the Company recorded $163,955 of a loss from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in in the accompanying unaudited Statement of Operations for the six months ended October 31, 2019.

The change in the conversion option liability assumed that 40,983,607 shares would be issued upon conversion of the promissory note at October 31, 2019.

	October 31, 2019	April 30, 2019
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$65,000	$85,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Less: debt discount	-	(10,083)

Plus: put premium	85,476	-

Total Convertible Secured Notes Payable	$230,476	$154,917

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT (CONTINUED)

Convertible Secured Note Payable - #1

At October 31, 2019, the Company has recorded a remaining balance of $65,000 from an original $550,000 face value convertible secured promissory note. See Note 8 – Subsequent Events for additional conversions. On June 18, 2019, the lender elected to convert $10,000 of the principal amount of the promissory note into 900,901 shares of common stock. On October 28, 2019, the lender elected to convert $10,000 of the principal amount of the promissory note into 2,173,913 shares of common stock. As a result of these conversions, the promissory note balance is $65,000 at October 31, 2019. See Note 4 – Stock. The Company calculated a conversion price of $0.014 per share for the promissory note balance of $65,000 that would convert into 4,563,056 shares of common stock at October 31, 2019.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at October 31, 2019. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

The Company reevaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the promissory note (1) embodies an unconditional obligation and (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based on a monetary amount known as the lender will receive $107,143 ($75,000 principal divided by the Conversion Price). In accordance with ASC 480, the promissory note was classified as stock settled debt and the Company recorded a $32,143 put premium liability.

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. During the six months ended October 31, 2019, the Company recorded $8,595 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2019, $98,987 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

Convertible Secured Note Payable - #2

At October 31, 2019, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at October 31, 2019. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. The Company calculated a conversion price of $0.004 per share for the promissory note balance of $80,000 that would convert into 20,512,821 shares of common stock at October 31, 2019.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the promissory note (1) embodies an unconditional obligation and (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based on a monetary amount known as the lender will receive $133,333 (80,000 principal divided by the Conversion Price). In accordance with ASC 480, the promissory note has been classified as stock settled debt and the Company recorded a $53,333 put premium liability.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 3 – DEBT (CONTINUED)

Effective May 17, 2019, the Company is accruing interest at the default rate of eighteen percent (18%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. During the six months ended October 31, 2019, the Company recorded $8,872 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2019, $14,991 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 450,000,000 shares of common stock at $0.001 par value per share. Effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 300,000,000 to 450,000,000. At October 31, 2019, 105,067,887 shares were issued, and 103,567,887 shares were outstanding. There are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued at October 31, 2019. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by two former employees.

Common Stock Issued

On June 18, 2019, the lender of a convertible secured promissory, elected to exercise their right to convert $10,000 of the remaining $85,000 convertible secured promissory note (See Note 3 – Debt). As a result, the outstanding principal balance of the convertible secured promissory note was $75,000. The lender has the right at any time after the effective date, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to 70% of the average of the lowest three VWAPs of the Common Stock during the twenty (20) Trading Days immediately preceding a Conversion Date. Based upon a Conversion Price of $0.01 per share on the conversion date, the Company issued 900,901 shares of common stock to the lender.

On October 28, 2019, the lender of the same convertible secured promissory discussed above, elected to exercise their right to convert $10,000 of the remaining $75,000 convertible secured promissory note (see above discussion). As a result, the outstanding principal balance of the convertible secured promissory note is $65,000 at October 31, 2019. Based upon a Conversion Price of $0.046 per share on the conversion date, the Company issued 2,173,913 shares of common stock to the lender.

On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 2,500,000 shares of stock at a sales price of $0.02 per share from a related party investor. See Note 6 Related Party Transactions.

On October 31, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at a sales price of $0.01 per share from a related party investor. See Note 6 - Related Party Transactions

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 5 – STOCK BASED COMPENSATION

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

The following table summarizes employee and consultant stock option activity of the Company for the six months ended October 31, 2019:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2019	1,200,000	$0.05	5.21	$-
No activity	-	$-	-	$-
Outstanding, October 31, 2019	1,200,000	$0.05	4.71	$-
Exercisable, October 31, 2019	1,200,000	$0.05	4.71	$-

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 5 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the six months ended October 31, 2019:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2019	2,450,000	$0.05	0.50	$14,513
Granted May 2019	1,500,000	$0.10	2.52	$-
Expired June 2019	(1,400,000)	$-	-	$-
Outstanding, October 31, 2019	2,550,000	$0.10	1.69	$3,750
Exercisable, October 31, 2019	2,550,000	$0.10	1.69	$3,750

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $740,000 for unpaid former officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid former officer compensation in the accompanying unaudited Balance Sheet at October 31, 2019. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At October 31, 2019, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet at October 31, 2019. See Note 3 – Debt.

At October 31, 2019, the Company has recorded $54,707 of accounts payable – related parties for Company related expenses. This includes $42,500 to the contract President and CEO on behalf of the Company, which includes $25,000 of expenses related to a consulting agreement with the Company and $7,500 of expenses related to an office in home. Additionally, the balance at October 31, 2019 included $11,268 paid by the Director of Services and Procurement on behalf of the Company, $1,815 paid by the Company’s former authorized house counsel on behalf of the Company and $125 paid by a former officer of the Company on behalf of the Company.

From July 15, 2019 through October 31, 2019, an investor purchased 7,500,000 shares of the Company’s $0.001 par value common stock at purchase prices of $0.01 to $0.02 per share – See Note 4 - Stock. At October 31, 2019, the investor owns 33,500,000 shares or approximately 32% of the Company’s issued shares of common stock and as a result, is deemed to be a related party.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

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

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure of the Company to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying Balance Sheet at October 31, 2019.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $13,440 of interest expense related to the unpaid invoices during the six months ended October 31, 2019 resulting in a total amount owed of $307,841 classified as accounts payable in the accompanying unaudited Balance Sheet at October 31, 2019. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Herm Edwards:

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,667, which the Company has recorded as accounts payable to Mr. Edwards in the accompanying unaudited Balance Sheet at October 31, 2019.

BodyHype:

In 2016, the Company entered into an agreement with BodyHype of Canada to be the Company’s official uniform supplier and BodyHype has made a claim with the Company for a $140,000 payment for which the Company disputes. Based upon the claim, the Company has recorded $140,000 as accounts payable to BodyHype in the accompanying unaudited Balance Sheet at October 31, 2019.

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. The chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and H&J.

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2019. See Note 2 – Accrued Expenses.

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

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at October 31, 2019. The judgment remains unpaid.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded accounts payable to Lamnia of $124,968 in the accompanying unaudited Balance Sheet at October 31, 2019. The difference in amounts is because the Company terminated the agreement in writing to the vendor whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Unpaid Taxes and Penalties

At October 31, 2019, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at October 31, 2019. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $229,214, which is included as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2019. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee not being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2019 (See Note 2 – Accrued Expenses). As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Master Business Agreement

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a third-party consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The Master Agreement has a term through November 30, 2020, by virtue of an executed amendment, and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by December 31, 2019, by virtue of an executed amendment. On January 30, 2019 and February 7, 2019, the Company paid the consultant $20,000 and $30,000 for a total of $50,000 as a good faith payment and the Company has recorded the payment as prepaid consulting in the accompanying unaudited Balance Sheet at October 31, 2019. See Note 8 – Subsequent Events.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements and Use Permit

Effective February 21, 2019, the Company entered into a lease agreement to lease the Virginia Beach Sportsplex in Princess Anne Commons, Virginia Beach, Virginia for up to five football plus one playoff game for the 2019 football season. The payment for each event is $7,500 per event. Additionally, the Company paid a $30,000 deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at October 31, 2019. The Company believes that the deposit will be transferred successfully to the 2020 football season. Additionally, and also effective February 21, 2019, the Company entered into a Use Permit Agreement for locker room rental and turf rental for ten weeks of practice time at a weekly rate of $1,200 or $12,000 in total.

Effective March 12, 2019, the Company entered into a lease agreement to lease the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event is $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at October 31, 2019. The Company believes that the deposit will be transferred successfully to the 2020 football season.

Purchase of Football Equipment

On July 18, 2019, the Company completed an agreement to purchase the bulk of the football equipment, helmets, pads, electronics, office equipment and supplies of the bankrupt Alliance of American Football Spring League. This agreement is through the bankruptcy court with a third party for $400,000 that was scheduled on the bankruptcy petition with a valuation in excess of $3,000,000. The Company funded an initial deposit of $25,000 on July 22, 2019 that was recorded as an other asset and the remaining balance of $375,000 was due by September 30, 2019, by virtue of an executed extension (See discussion below). Additionally, the Company agreed to share equally the storage warehouse rent for August 2019 of $10,000 and paid $5,010 in July 2019. This warehouse is currently holding the approximately 32,000 football related items covered by the agreement.

Additionally, the Company structured an agreement with a third party in bankruptcy to purchase certain computer and office equipment for $11,000 (including $1,000 for storage material) with a market valuation of approximately $80,000.

The Company was not going to meet the September 30, 2019 deadline to purchase the equipment described above. However, on September 25, 2019, the Company structured a $70,000 face value promissory note with the Lender that is the same party as discussed previously under Secured Convertible Notes Payable #1 and #2 – see Note 3 – Debt.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value promissory note with an original issue discount of $9,216 and debt issue costs paid to or on behalf of the lender of $5,500. The Lender is the same party as discussed previously under Secured Convertible Notes Payable #1 and #2 – see Note 3 – Debt.

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company has recorded the $11,000 payment as Office Equipment in accompanying unaudited balance sheet at October 31, 2019. See Note 1- Property and Equipment.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2019

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

The promissory note includes a covenant of the Company including that on or before January 31, 2020, for an aggregate purchase price equal to $400,000, the Company shall take all necessary action to purchase from the Lender the football equipment that the Lender acquired from a third party that the Company had previously structured a $400,000 agreement to purchase – see above. Prior to January 31, 2020, the Lender agrees not to sell the football equipment unless there occurs an Event of Default or any breach or default under any other agreement by and between the Company and the Lender; provided that, if the Company has not purchased the football equipment by January 31, 2020, the parties agree that the Lender may sell such football equipment to any third party without limitation. The Company had previously funded a $25,000 deposit related to the football equipment and as a result of the new agreement with the Lender, the $25,000 deposit was recorded as an other expense in the accompanying unaudited Statement of Operations for the six months ended October 31, 2019.

NOTE 8 – SUBSEQUENT EVENTS

On November 4, 2019, the lender of an original $550,000 face value convertible secured promissory note, elected to convert $5,000 of the principal amount into 1,086,957 shares of common stock resulting in a note balance of $60,000 after the conversion. See Note 3 – Debt.

On November 7, 2019, the Company paid a consultant under a Master Agreement $2,500 as a good faith payment and the Company will record the payment as prepaid consulting. As a result of the payment, the Company has now made $52,500 of payments to the Consultant under the Master Agreement. See Note 7 – Commitments and Contingencies.

On November 20, 2019, the lender of an original $150,000 face value convertible unsecured promissory note, elected to convert $1,800 representing $1,050 of accrued interest and $750 of conversion fees into 1,000,000 shares of common stock. None of the principal was converted and remains at $150,000 after the conversion. See Note 3 - Debt

On November 21, 2019, the lender of an original $550,000 face value convertible secured promissory note, elected to convert $5,000 of the principal amount into 1,020,408 shares of common stock resulting in a note balance of $55,000 after the conversion. See Note 3 – Debt.

On December 4, 2019, the lender of an original $550,000 face value convertible secured promissory note, elected to convert $10,000 of the principal amount into 1,449,275 shares of common stock resulting in a note balance of $45,000 after the conversion. See Note 3 – Debt.

On December 5, 2019, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $63,000, convertible into shares of common stock of the Company. The Company received $60,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or December 5, 2020.

The lender from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this convertible promissory note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the convertible promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Forty Percent (40%) of the of the average of the two lowest trades of the Common Stock during the fifteen (15) trading Days immediately preceding a conversion date (“Conversion Price”). The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

The principal amount and unpaid accrued interest may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs. Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount.

Date of Note Satisfaction	Payment Amount
0 to 30 days	115% of principal amount plus accrued interest
31 to 60 days	120% of principal amount plus accrued interest
61 to 90 days	125% of principal amount plus accrued interest
91 to 120 days	130% of principal amount plus accrued interest
121 to 150 days	135% of principal amount plus accrued interest
151 to 180 days	140% of principal amount plus accrued interest

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $158,000.

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $158,000 of value at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the convertible promissory note will be classified as stock settled debt and on the note issue date of December 5, 2019, the Company will record a $158,000 put premium liability with an offset to interest expense.

On December 6, 2019, the lender of an original $100,000 face value convertible unsecured promissory note, elected to convert $7,000 of the principal amount and $357 of accrued interest into 1,347,382 shares of common stock resulting in a note balance of $93,000 after the conversion. See Note 3 – Debt.

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $1,029,306 and net cash used in operating activities of $261,744 for the six months ended October 31, 2019. Additionally, at October 31, 2019, the Company has a working capital deficit of $4,491,707, an accumulated deficit of $28,326,551 and a stockholders’ deficit of $4,272,984, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending October 31, 2019, compared to the three months ended October 31, 2018

For the three months ended October 31, 2019 and 2018, we had no revenue, respectively. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league and plans a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season.

Total operating expenses for the three months ended October 31, 2019 were $81,044 as compared to total operating expenses for the three months ended October 31, 2018 of $39,153 or an increase of $41,891. The increase in expense from 2018 to 2019 was from a $30,232 increase in professional fees and a $11,659 increase in general and administrative expenses. The increase in professional fees was primarily from an increase in consulting fees, primarily from $30,000 of contract President and CEO services in 2019 with no comparable amount in 2018. The increase in general and administrative expenses from 2018 to 2019 was primarily from a small increase in rent expense and travel expense.

Other income (expense) for the three months ended October 31, 2019 was $506,041 of expense compared to $86,278 of income for the three months ended October 31, 2018 or an increase in expense of $592,319. The increase in expense from 2018 to 2019 was primarily from a (1) a $502,803 gain from change in fair value in conversion option liability, (2) a $23,797 increase in the initial fair value of conversion option liability and (3) $40,427 increase in interest expense. The $40,427 increase in interest expense was primarily from the amortization of debt discounts on convertible promissory notes. The income in 2018 was primarily from a $122,105 gain related to the initial fair value of conversion option liability.

Because of the above, we had a net loss of $587,085 as compared to a net income of $47,125 for the three months ended October 31, 2019 and 2018, respectively.

Six months ending October 31, 2019, compared to the six months ended October 31, 2018

For the six months ended October 31, 2019 and 2018, we had no revenue, respectively. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league and plans a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season.

Total operating expenses for the six months ended October 31, 2019 were $259,783 as compared to total operating expenses for the six months ended October 31, 2018 of $73,092 or an increase of $186,691. The increase in expense from 2018 to 2019 was from a $104,961 increase in professional fees and a $81,730 increase in general and administrative expenses. The increase in professional fees was primarily from a $59,340 increase in consulting fees, primarily from $60,000 of contract President and CEO services and $19,800 of sports apparel services in 2019 with no comparable amount in 2018. The increase in general and administrative expenses from 2018 to 2019 was primarily from a $35,329 expense for workers compensation insurance with no comparable amount in 2018, a $31,863 increase in rent expense and a $12,666 increase in travel expense.

Other income (expense) for the six months ended October 31, 2019 was $769,523 of expense compared to $39,585 of expense for the six months ended October 31, 2018 or an increase in expense of $729,938. The increase in expense from 2018 to 2019 was primarily from a (1) $350,072 increase in the initial fair value of conversion option liability, (2) $169,297 increase in interest expense and (3) a $184,897 loss from change in fair value in conversion option liability. The $169,297 increase in interest expense was from (1) $74,138 of interest related to convertible promissory note put premium liability and (2) amortization of debt discounts on convertible promissory notes.

Because of the above, we had a net loss of $1,029,306 as compared to a net loss of $112,677 for the six months ended October 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $48,934 of cash at October 31, 2019. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Plan of Operation

The Company is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our official launch occurred with our tryout camps held at four location in March and April of 2019. Subject to funding, we are planning a full 6 team, 8 game regular season for 2020 beginning with a full training camp in April 2020 and games in May, June and July 2020. We anticipate holding one championship game following the 2020 regular season. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). We have commenced the process of leasing playing venues, acquiring football equipment and have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, the professional XFL League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

We expect we will need additional short-term financing as well as financing over the next 12 months. We are in discussions with individual investors to raise at least $1 million by December 31, 2019 and a tiered subsequent raise of $20 million by January 31, 2020. The raise of $20 million will cover the Company’s anticipated expenses for its 6 team 8 game regular season in 2020. Through the issuance date of this report on Form 10-Q, smaller investments have been received to meet certain Company expenses.

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

Significant Events

Effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 300,000,000 to 450,000,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

On October 28, 2019, the Company issued 2,173,913 shares of common stock from the conversion of a $10,000 convertible secured promissory note.

On October 31, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of common stock at a sales price of $0.01 per share.

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

Major League Football, Inc.

December 12, 2019	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

