Form 10-Q
period 2020-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2020-03-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

Class	Outstanding as of March 13, 2020
Common Stock, $0.001 par value per share	126,566,332

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

January 31, 2020

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$14,882	$5,417
Prepaid consulting	52,500	50,000
TOTAL CURRENT ASSETS	67,382	55,417

PROPERTY AND EQUIPMENT
Football equipment	171,223	125,000
Office equipment	11,000	-
TOTAL PROPERTY AND EQUIPMENT	182,223	125,000

OTHER ASSETS
Trademarks	2,000	1,500
Lease deposit	35,000	35,000
TOTAL OTHER ASSETS	37,000	36,500

TOTAL ASSETS	$286,605	$216,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,814,319	$1,709,583
Accounts payable - related parties	35,517	46,464
Accrued former officer compensation	740,000	740,000
Accrued expenses	311,493	296,373
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $120,891 and $0 debt discounts and premiums	496,891	50,000
Convertible secured promissory notes, net of $71,301 put premiums and $10,083 debt discounts	196,301	154,917
Conversion option liability	191,333	78,005
Notes payable, net of $4,252 and $0 debt discount	295,748	230,000
Note payable, related party	2,300	2,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	198,015	150,648

TOTAL CURRENT LIABILITIES	4,429,182	3,605,555

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 450,000,000 shares authorized; 120,867,116 and 94,493,073 shares issued and 119,367,116 and 92,993,073 shares outstanding at January 31, 2020 and April 30, 2019, respectively	119,367	92,993
Additional paid-in capital	24,025,322	23,815,614
Accumulated deficit	(28,287,266)	(27,297,245)

TOTAL STOCKHOLDERS' DEFICIT	(4,142,577)	(3,388,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$286,605	$216,917

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Operating Expenses
Professional fees	$116,980	$86,479	$282,823	$147,361
General and administrative	59,613	9,183	153,553	21,393
Total Operating Expenses	176,593	95,662	436,376	168,754

Operating Loss	(176,593)	(95,662)	(436,376)	(168,754)

Other Income (Expense)
Tax penalties and interest	(5,165)	(4,818)	(15,171)	(14,242)
Other expense	(1,500)	-	(26,500)	-
Interest expense	(196,941)	(32,078)	(417,431)	(83,271)
Initial fair value of conversion option liability	-	-	(350,072)	(39,132)
Gain (loss) from change in fair value of conversion option liability	419,484	(239,732)	255,529	(179,568)
Total Other Income (Expense)	215,878	(276,628)	(553,645)	(316,213)

Net Income (Loss)	$39,285	$(372,290)	$(990,021)	$(484,967)

Basic Net Income (Loss) Per Share	$0.00	$(0.00)	$(0.01)	$(0.00)
Diluted Net Income (Loss) Per Share	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares - Basic	109,315,370	68,494,745	99,876,387	62,810,229
Weighted Average Shares - Diluted	210,105,290	68,494,745	99,876,387	62,810,229

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2020

Balance at October 31, 2019	103,567,887	$103,568	$23,949,999	$(28,326,551)	$(4,272,984)

Conversion of convertible secured promissory note	3,556,640	3,556	16,444	-	20,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	14,175	-	14,175
Conversion of convertible unsecured promissory note	12,242,589	12,243	28,037	-	40,280
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	16,667	-	16,667
Net income, three months ended January 31, 2020	-	-	-	39,285	39,285

Balance at January 31, 2020 (Unaudited)	119,367,116	$119,367	$24,025,322	$(28,287,266)	$(4,142,577)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2019

Balance at October 31, 2018	58,819,160	$58,819	$6,000,000	$6,000	$23,248,809	$(26,663,630)	$(3,350,002)
Issuance of common stock that was previously issuable	6,000,000	6,000	(6,000,000)	(6,000)	-	-	-
Issuance of common stock for cash - $0.01 per share	5,000,000	5,000	-	-	45,000	-	50,000
Issuance of common stock for cash - $0.0125 per share	-	-	16,000,000	16,000	184,000	-	200,000
Conversion of convertible secured promissory note	2,173,913	2,174	-	-	2,826	-	5,000
Net loss, three months ended January 31, 2019	-	-	-	-	-	(372,290)	(372,290)

Balance at January 31, 2019 (Unaudited)	71,993,073	$71,993	$16,000,000	$16,000	$23,480,635	$(27,035,920)	$(3,467,292)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2020

Balance at April 30, 2019	92,993,073	$92,993	$23,815,614	$(27,297,245)	$(3,388,638)

Issuance of stock warrant with convertible unsecured promissory notes	-	-	24,960	-	24,960
Conversion of convertible secured promissory note	6,631,454	6,631	33,369	-	40,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	14,175	-	14,175
Conversion of convertible unsecured promissory note	12,242,589	12,243	28,037	-	40,280
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	16,667	-	16,667
Issuance of common stock - $0.02 per share	2,500,000	2,500	47,500	-	50,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, nine months ended January 31, 2020	-	-	-	(990,021)	(990,021)

Balance at January 31, 2020 (Unaudited)	119,367,116	$119,367	$24,025,322	$(28,287,266)	$(4,142,577)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2019

Balance at April 30, 2018	57,999,488	$57,999	$-	$-	$23,189,494	$(26,550,953)	$(3,303,460)
Issuance of common stock for cash - $0.01 per share	11,000,000	11,000	-	-	99,000	-	110,000
Issuance of common stock for cash - $0.0125 per share	-	-	16,000,000	16,000	184,000	-	200,000
Conversion of convertible secured promissory note	2,993,585	2,994	-	-	12,006	-	15,000
Revaluation of stock options issued for consulting services over vesting period	-	-	-	-	(3,865)	-	(3,865)
Net loss, nine months ended January 31, 2019	-	-	-	-	-	(484,967)	(484,967)

Balance at January 31, 2019 (Unaudited)	71,993,073	$71,993	$16,000,000	$16,000	$23,480,635	$(27,035,920)	$(3,467,292)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2020	January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(990,021)	$(484,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	10,083	50,410
Amortization of debt discount on convertible unsecured promissory notes	132,072	-
Conversion fees on convertible unsecured promissory notes	1,500	-
Accretion of put premium liability	193,971	-
Initial fair value of conversion option liability	350,072	39,132
Gain (loss) from change in fair value of conversion option liability	(255,529)	179,568
Revaluation of stock options issued for consulting services over service period	-	(3,865)
Changes in operating assets and liabilities:
Prepaid consulting	(2,500)	(20,000)
Accounts payable	102,796	(25,726)
Accounts payable - related parties	(9,007)	13,179
Accrued expenses	15,120	14,241
Accrued interest	61,147	32,861
Net cash used in operating activities	(390,296)	(205,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark legal and filing fees	(500)	(500)
Football equipment	(46,223)	-
Office equipment	(11,000)	-
Net cash used in investing activities	(57,723)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes	302,200	-
Proceeds from issuance of notes payable	55,284	75,000
Proceeds from issuance of common stock issuable	-	30,000
Proceeds from issuance of common stock	100,000	110,000
Net cash provided by financing activities	457,484	215,000

NET INCREASE IN CASH	9,465	9,333
CASH - BEGINNING OF PERIOD	5,417	525
CASH - END OF PERIOD	$14,882	$9,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversions of promissory notes	$30,842	$-
Issuance of stock warrant with convertible unsecured promissory notes	$24,960	$-
Conversion of convertible secured promissory note	$40,000	$15,000
Conversion of convertible unsecured promissory note	$25,000	$-
Conversion of accrued interest on convertible unsecured promissory notes	$13,780	$-
Subscription receivable	$-	$170,000
Discounts related to derivative liabilities	$96,790	$-
Discounts related to convertible promissory notes	$63,516	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company” or “MLFB”) is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our official football launch occurred with our tryout camps held at four locations in March and April of 2019. Subject to the timing of our funding, we are planning a Demonstration Season for 2020 consisting of either a 4 team 6 game season commencing with a full training camp in early May 2020 or a 3 team 4 game season with the same training camp dates. All games will be played in cities and stadiums where we have established facility arrangements in Ohio, Virginia and Arkansas, in May and June 2020. We have also been in discussions with cities in Alabama, Texas and Florida. We plan to televise all our games. However, in light of the recent events related to the coronavirus (COVID-19) pandemic, the above scheduled timeframe could be extended. Subsequently, we plan a 6 team 8 game regular season for 2021. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the National Football League (“NFL”). We have commenced the process of leasing playing venues, acquiring football equipment and have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, the professional XFL League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and had net loss of $990,021 and $484,967 for the nine months ended January 31, 2020 and 2019, respectively. Additionally, the Company had net cash used in operating activities of $390,296 and $205,167 for the nine months ended January 31, 2020 and 2019, respectively. At January 31, 2020, the Company has a working capital deficit of $4,361,800, an accumulated deficit of $28,287,266 and a stockholders’ deficit of $4,142,577, which could have a material impact on the Company’s financial condition and operations.

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

We are in discussions with individual investors to raise $5 million by March 31, 2020, which will cover anticipated expenses for the 2020 demonstration season. However, in light of the recent events related to the coronavirus (COVID-19) pandemic, the above scheduled timeframe could be extended. Subsequently, we are in discussions for a tiered subsequent raise of $25 million by September 30, 2020, which will cover the Company's anticipated expenses for its 6 team 8 game regular season for 2021. Through the issuance date of this report on Form 10-Q, smaller investments have been received to meet certain Company expenses.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019, as filed with the SEC on July 29, 2019. The interim operating results for the three and nine-months ending January 31, 2020 are not necessarily indicative of operating results expected for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2020 and April 30, 2019.

Concentrations

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2020 and April 30, 2019, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

The Company has $171,223 and $125,000 of football equipment at January 31, 2020 and April 30, 2019, respectively. The football equipment is practice jerseys and shorts, helmets and shoulder pads held in storage to be utilized in the planned league operations in 2020. Additionally, the Company has $11,000 and $0 of office equipment at January 31, 2020 and April 30, 2019, respectively. For financial accounting purposes, depreciation for the football equipment and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the nine months ended January 31, 2020 or 2019, respectively, because the football equipment and office equipment is held in storage and has not been put into use because no football games have been played using this equipment. The football equipment balance at January 31, 2020 excludes $135,323 of recovered and unused football equipment from an office lease settlement that was previously impaired in 2017 and written off by the Company. In accordance with generally accepted accounting principles, because the recovered football equipment was previously impaired, the Company has recorded it at a zero-cost basis because the value cannot be increased once impaired, regardless of its fair market value.

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing model. On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract is recorded as a component of other income (expense) in the accompanying unaudited Statements of Operations.

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

January 31, 2020

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis consist of the following at January 31, 2020:

	Carrying Value At January 31,	Fair Value Measurements at January 31, 2020
	2020	Level 1	Level 2	Level 3

Conversion option liability	$191,333	$—	$—	$191,333

	Carrying Value At April 30,	Fair Value Measurements at April 30, 2019
	2019	Level 1	Level 2	Level 3

Conversion option liability	$78,005	$-	$-	$78,005

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of activity of Level 3 assets and liabilities for the nine months ended January 31, 2020:

Conversion Option Liability
Balance – April 30, 2019	$78,005
Initial value of conversion option liability	350,072
Initial value of debt discount of conversion option liability	96,790
Reclass of conversion option liability to debt premium	(78,005)
Gain from change in the fair value of conversion option liability	(255,529)
Balance – January 31, 2020	$191,333

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statements of Operations.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the nine months ended January 31, 2020 or 2019, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the nine months ended January 31, 2020 and 2019, respectively.

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

January 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share per ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and we have excluded all dilutive potential common shares because their effect is anti-dilutive, with the exception for the three-month period ended January 31, 2020, which is detailed in the table below.

Diluted EPS for the three months ended January 31, 2020 is as follows:

Numerator:
Net Income	$39,285

Denominator
Weighted Average Shares - Basic	109,315,370
Convertible unsecured notes payable	76,848,478
Convertible secured notes payable	23,941,442
Weighted Average Shares - Diluted	210,105,290

Basic Net Income Per Share	$0.00
Diluted Net Income Per Share	$0.00

For the three months ended January 31, 2020, stock options to purchase 1,200,000 shares of common stock at an average exercise price of $0.05 per share, stock warrants to purchase 2,550,000 shares of common stock at an average purchase price of $0.10 per share and a $50,000 convertible unsecured promissory note and accrued interest at a conversion rate of $0.30 per share or 198,353 shares of common stock were anti-dilutive and not included in the computation of diluted earnings per share above because the exercise or conversion price was greater than the average market price of the common stock during the period.

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

Recent Accounting Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after January 31, 2020 are not expected to have a significant effect on the Company’s financial position or results of operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	January 31, 2020	April 30, 2019
Penalties and interest - unpaid state income tax	$234,329	$219,209
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$311,493	$296,373

NOTE 3 – DEBT

	January 31, 2020	April 30, 2019
Notes Payable:
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	$100,000	$100,000
June. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020	70,000	-
Less: Debt discount	(4,252)	-
Total Notes Payable	$295,748	$230,000

At January 31, 2020 and April 30, 2019, the Company has recorded $300,000 and $230,000 of Notes Payable, respectively. Of these amounts, $230,000 is from seven third parties and the principal and interest are payable on demand with an interest rate from 4% to 8% annually. Included in the above is a $100,000 Note Payable dated November 18, 2015 that is in default and the Company has recorded a $5,400 late fee as accrued expense in the accompanying unaudited Balance Sheet at January 31, 2020. See Note 2 – Accrued Expenses and Not 8 – Subsequent Events.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at January 31, 2020. The terms include interest accrued at 8% annually and the principal and accrued interest are payable on March 25, 2020.

On the note issue date of September 25, 2019, the Company recorded the following debt discounts as offsets to the $70,000 Note Payable and will be amortized over the six-month term: (1) original issue discount of $9,216 and (2) debt issue costs of $5,500. For the period from the note issue date of September 25, 2019 to January 31, 2020, the Company recorded $2,943 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

The promissory note specifies that in the event that the Company completes any offering or sale of securities after the date of the promissory note, the proceeds of each such offering shall first be applied to the repayment of the promissory note until the same shall have been paid and satisfied in full. The promissory note also specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. See Note 7 – Commitments and Contingencies and Note 8 – Subsequent Events.

For the nine months ended January 31, 2020, the Company recorded $11,038 of interest expense for Notes Payable in the accompanying Statement of Operations and at January 31, 2020, the Company has recorded $59,523 of interest related to the Notes Payable as accrued interest in the accompanying unaudited Balance Sheet.

	January 31, 2020	April 30, 2019
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300

At January 31, 2020 and April 30, 2019, the Company has previously recorded $2,300 of Notes Payable, Related Party from a former officer of the Company. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

	January 31, 2020	April 30, 2019
Convertible Unsecured Notes Payable:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due May 2, 2020.	75,000	-

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020.	150,000	-

December 5, 2019, Interest at 10% - principal and interest due December 5, 2020	63,000	-

January 21, 2020, Interest at 10% - principal and interest due January 21, 2021	38,000	-

Plus: put premium	169,833	-

Less: debt discount	(48,942)	-

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$496,891	$50,000

At January 31, 2020, the Company has previously recorded $50,000 of convertible unsecured notes payable. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at January 31, 2020 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 198,353 shares of common stock at January 31, 2020.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

For the nine months ended January 31, 2020, the Company recorded $1,890 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2020, the Company has recorded $9,506 of interest related to the convertible unsecured note payable as accrued interest in the accompanying unaudited Balance Sheet.

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

The Company may reject the Back-End Note by giving thirty (30) day prior written notice. Such notice must be given 30 days prior to the six (6) month anniversary of the Back-End Note. The cash funding of the Back-End Note is contingent on the Company maintaining a closing bid price at all times in excess of $0.008 per share.

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

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

From November 11, 2019 to January 31, 2020, the lender converted $25,000 of the principal amount of the First Note and $1,551 of accrued interest into 5,642,589 shares of the Company’s common stock. At January 31, 2020, the principal balance of the First Note is $75,000. As a result of the partial conversions, the Company reclassified $16,667 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability is $50,000 at January 31, 2020. See Note 4 – Stock and Note 8 – Subsequent Events.

For the period from May 2, 2019 to January 31, 2020, the Company recorded $10,922 for amortization of the debt discounts to interest expense in the accompanying unaudited Statement of Operations.

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

The lender has the right at any time after the effective date, to convert all or part of the outstanding principal, accrued interest and $750 of conversion fees into shares of common stock of the Company, subject to certain conversion limitations set forth in the promissory note and certain price protection described below, as per the conversion formula:

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

The Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock at an exercise price of $0.10 per share. See Note 5 – Stock Based Compensation.

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

The Company evaluated the promissory note in accordance with ASC 815 “Derivatives and Hedging” and due to the price protection in the promissory note, determined that there was a conversion option feature that should be bifurcated and accounted for as a conversion option liability in the balance sheet at fair value. The initial valuation and recording of the conversion option liability was $446,862, using the Binomial Lattice Option Pricing Model with the following assumptions: stock price $0.02, conversion price $0.0067, expected term of 9 months, expected volatility of 383% and discount rate of 2.38%. The initial $446,862 conversion option liability assumed that 22,354,694 shares would be issued upon conversion of the promissory note.

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions: stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of 383% and discount rate of 2.38%.

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

For the period from the note issue date of May 8, 2019 to January 31, 2020, the Company recorded $110,136 for amortization of the debt discounts discussed above and recorded to interest expense in the accompanying unaudited Statement of Operations.

From November 11, 2019 to January 31, 2020, the lender converted $12,228 of accrued interest and $1,500 of conversion fees into 6,600,000 shares of the Company’s common stock. At January 31, 2020, the principal balance of the promissory note remains at $150,000. See Note 4 – Stock.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at January 31, 2020 that resulted in a value of $191,333 with the following assumptions; stock price $0.0085, conversion price $0.0044, expected term of 0.02 years, expected volatility of 434% and discount rate of 1.52%. As a result, the Company recorded $255,529 of a gain from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2020.

The change in the conversion option liability assumed that 34,153,005 shares would be issued upon conversion of the promissory note at January 31, 2020.

Convertible Unsecured Promissory Note – December 5, 2019

On December 5, 2019, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the principal amount of $63,000, convertible into shares of common stock of the Company. The Company received $60,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or December 5, 2020.

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

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $94,500.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $94,500 of value at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory note was recorded as stock settled debt on the note issue date, and the Company recorded a $94,500 put premium liability with an offset to interest expense.

On December 5, 2019, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. For the period from December 5, 2019 to January 31, 2020, the Company recorded $468 for amortization of the debt discounts to interest expense in the accompanying unaudited Statement of Operations

Convertible Unsecured Promissory Note – January 21, 2020

On January 21, 2020, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $38,000, convertible into shares of common stock of the Company. The Company received $35,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or January 31, 2021.

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

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $25,333.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $25,333 of value at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of January 21, 2020, and the Company recorded a $25,333 put premium liability with an offset to interest expense.

On January 21, 2020, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. For the period from January 21, 2020 to January 31, 2020, the Company recorded $82 for amortization of the debt discounts to interest expense in the accompanying unaudited Statement of Operations

	January 31, 2020	April 30, 2019
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$45,000	$85,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Less: debt discount	-	(10,083)

Plus: put premium	71,301	-

Total Convertible Secured Notes Payable	$196,301	$154,917

Convertible Secured Note Payable - #1

At January 31, 2020, the Company has recorded a remaining balance of $45,000 from an original $550,000 face value convertible secured promissory note. From June 18, 2019 to December 3, 2019, the lender elected to convert $40,000 of the principal amount of the promissory note into 6,631,454 shares of common stock. As a result of these conversions, the promissory note balance is $45,000 at January 31, 2020. See Note 4 – Stock and Note 8 – Subsequent Events. The Company calculated a conversion price of $0.062 per share for the promissory note balance of $45,000 that would convert into 7,274,775 shares of common stock at January 31, 2020.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at January 31, 2020. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 3 – DEBT (CONTINUED)

As a result of the partial conversions, the Company reclassified $14,175 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability is $17,968 at January 31, 2020. See Note 8 – Subsequent Events for additional partial conversions.

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until paid. During the nine months ended January 31, 2020, the Company recorded $11,364 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2020, $101,756 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

Convertible Secured Note Payable - #2

At January 31, 2020, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at January 31, 2020. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. The Company calculated a conversion price of $0.0048 per share for the promissory note balance of $80,000 that would convert into 16,666,667 shares of common stock at January 31, 2020.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the promissory note (1) embodies an unconditional obligation and (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based on a monetary amount known as the lender will receive $133,333 ($80,000 principal divided by the Conversion Price). In accordance with ASC 480, the promissory note has been classified as stock settled debt and the Company recorded a $53,333 put premium liability.

Effective May 17, 2019, the Company is accruing interest at the default rate of eighteen percent (18%) per annum, or the highest rate permitted by law, from the due date thereof until paid. During the nine months ended January 31, 2020, the Company recorded $13,309 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2020, $19,428 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 450,000,000 shares of common stock at $0.001 par value per share. Effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 300,000,000 to 450,000,000. At January 31, 2020, 120,867,116 shares were issued, and 119,367,116 shares were outstanding. There are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued at January 31, 2020. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by two former employees.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 4 – STOCK (CONTINUED)

Common Stock Issued

From June 18, 2019 to December 3, 2019, the lender of a convertible secured promissory note elected to convert $40,000 of the principal amount of the promissory note into 6,631,454 shares of common stock. See Note 3 – Debt.

On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 2,500,000 shares of stock at $0.02 per share from a related party investor. See Note 6 Related Party Transactions.

On October 31, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at $0.01 per share from a related party investor. See Note 6 - Related Party Transactions

From November 11, 2019 to January 22, 2020, the lender of a convertible unsecured promissory note converted $25,000 of the principal amount and $1,551 of accrued interest into 5,642,589 shares of the Company’s common stock. See Note 3 – Debt.

From November 11, 2019 to January 22, 2020, the lender of a convertible unsecured promissory note converted $12,229 of accrued interest and $1,500 of conversion fees into 6,600,000 shares of the Company’s common stock. See Note 3 – Debt.

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

The following table summarizes stock option activity of the Company for the nine months ended January 31, 2020:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2019	1,200,000	$0.05	5.21	$-
No activity	-	$-	-	$-
Outstanding, January 31, 2020	1,200,000	$0.05	4.45	$-
Exercisable, January 31, 2020	1,200,000	$0.05	4.45	$-

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 5 – STOCK BASED COMPENSATION (Continued)

Stock Warrants

On May 8, 2019, in relation to a $150,000 convertible unsecured promissory note, the Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock of the Company at an exercise price of $0.10 per share. See Note 3 – Debt.

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions: stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of 383% and discount rate of 2.38%.

In June 2019, 1,400,000 warrants expired as they were not exercised before the end of the exercise period.

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2020:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2019	2,450,000	$0.05	0.50	$14,513
Granted May 2019	1,500,000	$0.10	2.52	$-
Expired June 2019	(1,400,000)	$-	-	$-
Outstanding, January 31, 2020	2,550,000	$0.10	1.44	$-
Exercisable, January 31, 2020	2,550,000	$0.10	1.44	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $740,000 for unpaid former officer compensation and accrued $37,111 for the employers share of payroll taxes related to the unpaid former officer compensation in the accompanying unaudited Balance Sheet at January 31, 2020. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At January 31, 2020, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company classified the promissory note as Notes Payable – Related Parties in the accompanying unaudited Balance Sheet at January 31, 2020. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

At January 31, 2020, the Company has recorded $35,517 of accounts payable – related parties for Company related expenses. This includes $28,250 to the contract President and CEO on behalf of the Company, which includes $23,000 of expenses related to a consulting agreement with the Company and $5,250 of expenses related to an office in home. Additionally, the balance at January 31, 2020 includes $7,267 paid by the Executive Vice President on behalf of the Company.

From July 15, 2019 through October 31, 2019, an investor purchased 7,500,000 shares of the Company’s $0.001 par value common stock at purchase prices of $0.01 to $0.02 per share – See Note 4 - Stock. At January 31, 2020, the investor owns 33,500,000 shares or approximately 28% of the Company’s issued shares of common stock and as a result, is deemed to be a related party.

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

On May 1, 2019, the landlord and the Company executed an amendment to the settlement which specified:

a.	In lieu of making the payment of $10,000 on May 1, 2019, the Company has paid the landlord $2,500 of the $10,000 payment: and
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

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying Balance Sheet at January 31, 2020.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $20,160 of interest expense related to the unpaid invoices during the nine months ended January 31, 2020 resulting in a total amount owed of $314,651 classified as accounts payable in the accompanying unaudited Balance Sheet at January 31, 2020. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above.

Herm Edwards:

The Company retained Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league. On September 19, 2017, Mr. Edwards agent contacted the Company and indicated that under the contract, Mr. Edwards was still owed the sum of $216,667, which the Company has recorded as accounts payable to Mr. Edwards in the accompanying unaudited Balance Sheet at January 31, 2020.

BodyHype:

In 2016, the Company entered an agreement with BodyHype of Canada to be the Company’s official uniform supplier. BodyHype has made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying unaudited Balance Sheet at January 31, 2020.

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. The chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and H&J.

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment was not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2020. See Note 2 – Accrued Expenses.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at January 31, 2020. The judgment remains unpaid.

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to Lamnia in the accompanying unaudited Balance Sheet at January 31, 2020. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Unpaid Taxes and Penalties

At January 31, 2020, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at January 31, 2020. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $234,329, which is included as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2020. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee not being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2020 (See Note 2 – Accrued Expenses). As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

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

Master Business Agreement

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a third-party consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The Master Agreement has a term through November 30, 2020, by virtue of an executed amendment, and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by March 31, 2020, by virtue of an executed amendment. From January 30, 2019 to November 7, 2019, the Company paid the consultant $52,500 as a good faith payment and recorded the payment as prepaid consulting in the accompanying unaudited Balance Sheet at January 31, 2020. See Note 8 – Subsequent Events.

Additionally, the Master Agreement specified that the Company would reimburse the third-party consulting firm for out of pocket expenses and at April 30, 2019, the Company had recorded $18,131 of expenses as accounts payable. In May 2019, the Company paid the $18,131 of accounts payable to the third-party consulting firm.

Master Services Agreement

Effective February 5, 2019, the Company entered into a Master Services Agreement (“Master Services”) with a third-party consulting firm to provide social and digital consulting for the Company. The Master Services included an initial Statement of Work (“SOW”) in the amount of $167,500 for services through October 31, 2019. The SOW provided for an initial signing payment of $25,000 upon the execution of the SOW and $15,000 payments to be made through October 31, 2019 for services provided. The Company made the $25,000 signing payment on February 21, 2019.

The Company and the consulting firm disputed the services provided and terminated the agreement in July 2019. The consulting firm has invoiced the Company for $60,000 of services through June 2019, which the Company disputes. The Company is in discussions with the consulting firm related to the invoices but has recorded $60,000 of accounts payable in accounts payable in the accompanying unaudited balance sheet at January 31, 2020.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Lease Agreements and Use Permit

Effective February 21, 2019, the Company entered into a lease agreement to lease the Virginia Beach Sportsplex in Princess Anne Commons, Virginia Beach, Virginia for up to five football plus one playoff game for the 2019 football season. The payment for each event is $7,500 per event. Additionally, the Company paid a $30,000 deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at January 31, 2020. The Company believes that the deposit will be transferred successfully to the 2020 demonstration football season. Additionally, and also effective February 21, 2019, the Company entered into a Use Permit Agreement for locker room rental and turf rental for ten weeks of practice time at a weekly rate of $1,200 or $12,000 in total.

Effective March 12, 2019, the Company entered into a lease agreement to lease the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event is $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at January 31, 2020. The Company believes that the deposit will be transferred successfully to the 2020 demonstration football season.

Purchase of Football and Office Equipment

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

Additionally, the Company structured an agreement with a third party in bankruptcy to purchase computer and office equipment for $11,000 (including $1,000 for storage material) with a market valuation of approximately $80,000.

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

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company has recorded the $11,000 payment as Office Equipment in accompanying unaudited balance sheet at January 31, 2020. See Note 1- Property and Equipment.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

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

Additionally, the promissory note includes a covenant that specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. The Company did not have such a meeting and is in technical default of the covenant at January 31, 2020. However, the Company was in constant discussions with the lender and on February 20, 2002, the technical default was cured by the Company appointing three additional members to the Board of Directors (See Note 8 – Subsequent Events).

Effective February 18, 2020, the Company and the Lender executed a Forbearance Agreement related to the Company not purchasing the football equipment above by the deadline of January 31, 2020. The non-payment of the football equipment constituted an Event of Default under the promissory note. The Forbearance Agreement extended the purchase date of the football equipment by the Company to March 25, 2020 (“Forbearance Termination Date”). On or before the Forbearance Termination Date, the Company shall purchase from the Lender the football equipment for (i) a purchase price equal to $435,000.00, if purchased prior to February 29, 2020, or (ii) a purchase price equal to $470,000.00, if purchased between March 1, 2020 and the Forbearance Termination Date.

The Company had previously funded a $25,000 deposit related to the football equipment and as a result of the new agreement with the Lender, the $25,000 deposit was recorded as an other expense in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2020.

NOTE 8 – SUBSEQUENT EVENTS

On February 7, 2020, the lender of a remaining $75,000 (original $100,000) face value convertible unsecured promissory note, elected to convert $12,000 of the principal amount and $868 of accrued interest into 3,020,645 shares of common stock resulting in a note balance of $63,000 after the conversion. See Note 3 – Debt.

On February 7, 2020, the lender of a remaining $45,000 (original $550,000) face value convertible secured promissory note, elected to convert $15,000 of the principal amount into 2,678,571 shares of common stock resulting in a note balance of $30,000 after the conversion. See Note 3 – Debt.

Effective February 8, 2020, a $150,000 unsecured convertible promissory note became due and payable and is in default as of the date of these unaudited financial statements. The note holder has several remedies and with a written letter of notice for the default to the Company, the principal amount plus accrued and default interest is due and payable immediately and this amount will be multiplied by 150%. As of the date of these unaudited financial statements, the Company has not received any notice of default from the note holder. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2020

NOTE 8 – SUBSEQUENT EVENTS (Continued)

Effective February 18, 2020, the sole officer of the Company executed a corporate resolution authorizing the sole officer to be authorized as the President and Chief Executive Officer of the Company. This action was taken in relation to the Company’s intent to appoint a Board of Directors and the sole officer was performing all of the actions as the President and Chief Executive Officer of the Company.

Effective February 20, 2020, the Company announced the appointment of three additional Directors to serve until the annual shareholders meeting (See Note 7 – Commitments and Contingencies). All three directors will serve for no compensation. The three appointed Directors are:

•	William G. Lyons, Chief Strategist, William Lyons Associates, Inc. and Founder and Principal at BDB Entertainment Group.
•	John JJ Coyne, Executive Vice President of the Company
•	Britt Jennings, Manager, Bedrock Loans, LLC

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with terms including interest accrued at 10% annually and the principal and interest are payable in three months on June 5, 2020.

On March 6, 2020, the Company signed a lease agreement for the storage of football and office equipment that was previously stored at another location (See Note 7 – Commitments and Contingencies). The lease term is from March 6, 2020 to March 31, 2021 and the monthly payment is $6,518. Effective with the signing of the lease, the Company paid the lessor $13,035, representing the first month rental payment of $6,518 and a lease deposit of $6,517.

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

Plan of Operation

The Company is seeking to establish, develop and operate MLFB as a professional spring/summer football league. Our official launch occurred with our tryout camps held at four location in March and April of 2019. Subject to the timing of our funding, we are planning a demonstration season for 2020 consisting of either a 4 team 6 game season commencing with a full training camp in early May 2020 or a 3 team 4 game season with the same training camp dates. All games will be played in cities and stadiums where we have established facility arrangements in Ohio, Virginia and Arkansas, in May and June 2020. We have also been in discussions with cities in Alabama, Texas and Florida. We plan to televise all our games. However, in light of the recent events related to the coronavirus (COVID-19) pandemic, the above scheduled timeframe could be extended. Subsequently, we plan a 6 team 8 game regular season for 2021.

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

We expect we will need additional short-term financing as well as financing over the next 12 months. We are in discussions with individual investors to raise $5 million by March 31, 2020, which will cover anticipated expenses for the 2020 demonstration football season. However, in light of the recent events related to the coronavirus (COVID-19) pandemic, the above scheduled timeframe could be extended. Subsequently, we are in discussions for a tiered subsequent raise of $25 million by September 30, 2020, which will cover the Company's anticipated expenses for its 6 team 8 game regular season for 2021. Through the issuance date of this report on Form 10-Q, smaller investments have been received to meet certain Company expenses.

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, dominant independent sports league. The single entity structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams.

This corporate structure provides several compelling benefits, including:

•	Centralized contracting for players’ services for controlled player payrolls without violating antitrust laws
•	Greater parity among teams
•	Focus on the bottom line
•	Controlled costs
•	Centralized management and oversight

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

Major League Football will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•	Average ticket prices targeted at approximately one fourth the prices of NFL, NBA, NHL & MLB tickets
•	Year-round cash flow derived from multiple revenue streams utilizing new technologies that didn’t exist as recently as a few years ago
•	A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans
•	A more interactive, informative website in professional sports using cutting edge technologies that help preserve fan loyalty
•	Proven executive staff members with considerable experience in professional football, including the NFL
•	Player and coaching costs projected at 65-80% less than those of the NFL, NBA, NHL or MLB and other leagues

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues, a net loss of $990,021 and net cash used in operating activities of $390,296 for the nine months ended January 31, 2020. Additionally, at January 31, 2020, the Company has a working capital deficit of $4,361,800, an accumulated deficit of $28,287,266 and a stockholders’ deficit of $4,142,577, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending January 31, 2020, compared to the three months ended January 31, 2019

For the three months ended January 31, 2020 and 2019, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended January 31, 2020 were $176,593 as compared to total operating expenses for the three months ended January 31, 2019 of $95,662 or an increase of $80,931. The increase in expense from 2019 to 2020 was from a $30,501 increase in professional fees and a $50,430 increase in general and administrative expenses. The increase in professional fees was primarily from a $60,000 increase in investor relation fees and a $23,500 increase in consulting fees, offset by a $22,500 decrease in marketing, a $21,915 decrease in audit fees and a $10,000 decrease in legal fees. The increase in investor relation fees of $60,000 is related to a claim made by a consultant for services that the company disputes in 2020 with no comparable amount in 2019. The decrease in marketing was for services performed in 2019 with no comparable amount in 2020. The decrease in audit fees was from an audit charge in 2019 for past due filings with no comparable amount in 2020. The increase in general and administrative expenses from 2019 to 2020 was primarily from a $34,733 increase in rent expense and a $9,351 increase in travel expense. The increase in rent expense was primarily from $26,000 of warehouse rental in Texas for football equipment purchased in 2020 with no comparable amount in 2019 and $10,250 of rental reimbursement for a home office with the contract CEO and President in 2020 with no comparable amount in 2019.

Other income (expense) for the three months ended January 31, 2020 was $215,878 of income compared to $276,628 of expense for the three months ended January 31, 2019 or an increase in income of $492,506. The increase in income from 2019 to 2020 was primarily from a $659,296 gain from change in fair value in conversion option liability, offset by a $164,863 increase in interest expense. The increase in interest expense was primarily from $119,833 of convertible promissory note put premium liability in 2020 with no comparable amount in 2019 and a $29,382 increase in the amortization of debt discounts on convertible promissory notes.

Because of the above, we had a net income of $39,285 as compared to a net loss of $372,290 for the three months ended January 31, 2020 and 2019, respectively.

Nine months ending January 31, 2020, compared to the nine months ended January 31, 2019

For the nine months ended January 31, 2020 and 2019, we had no revenue, respectively. The Company is working through its business plan whereby it is seeking to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the nine months ended January 31, 2020 were $436,376 as compared to total operating expenses for the nine months ended January 31, 2019 of $168,754 or an increase of $267,622. The increase in expense from 2019 to 2020 was from a $135,462 increase in professional fees and a $132,160 increase in general and administrative expenses. The increase in professional fees was primarily from a $123,079 increase in consulting fees and a $59,500 increase in investor relation fees, offset by a $22,500 decrease in marketing, a $16,805 decrease in audit fees and a $10,000 decrease in legal fees. The increase in consulting fees was primarily from $80,000 of contract President and CEO services and $36,900 of sports apparel services in 2020 with no comparable amount in 2019. The increase in investor relation fees of was from a $60,000 claim made by a consultant for services that the company disputes in 2020 with no comparable amount in 2019. The decrease in marketing was for services performed in 2019 with no comparable amount in 2020. The decrease in audit fees was primarily from an audit charge in 2019 for past due filings with no comparable amount in 2020.

The increase in general and administrative expenses from 2019 to 2020 was primarily from a $64,096 increase in rent expense, a $35,329 expense for workers compensation insurance with no comparable amount in 2019 and a $22,018 increase in travel expense. The increase in rent expense was primarily from $37,500 of warehouse rental in Texas for football equipment purchased in 2020 with no comparable amount in 2019 and $22,150 of rental reimbursement for a home office with the contract CEO and President in 2020 with no comparable amount in 2019.

Other income (expense) for the nine months ended January 31, 2020 was $553,645 of expense compared to $316,213 of expense for the nine months ended January 31, 2019 or an increase in expense of $237,432. The increase in expense from 2019 to 2020 was primarily from a $334,160 increase in interest expense and a $310,940 increase in the initial fair value of conversion option liability, offset by a $435,097 gain from the change in fair value of conversion option liability. The increase in interest expense is primarily (1) $193,971 of convertible promissory note put premium liability in 2020 with no comparable amount in 2019, (2) $91,755 for amortization of debt discounts on convertible promissory notes and (3) $28,285 of interest on debt.

Because of the above, we had a net loss of $990,021 as compared to a net loss of $484,967 for the nine months ended January 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $14,882 of cash at January 31, 2020. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the nine months ended January 31, 2020 and 2019:

	For the Nine Months Ended,
	January 31, 2020	January 31, 2019
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(390,296)	$(205,167)
Net cash used in investing activities	(57,723)	(500)
Net cash provided by financing activities	457,484	215,000

Net increase in cash	$9,465	$9,333

Net Cash Provided by Operating Activities

Net cash used in operating activities is driven primarily by our net loss, as adjusted for non-cash items and working capital changes. Operating activities used $390,296 of net cash during the nine months ended January 31, 2020, compared to $205,167 used during the nine months ended January 31, 2019. The increase in net cash used in 2020 was primarily due to a $504,454 increase in our net loss and a $435,097 increase in loss from the fair value of conversion option options liability. These were offset by $310,940 increase in the initial value of conversion option liability, a $193,971 increase in accretion of put premium liability, $91,745 of net amortization of debt discounts on convertible promissory notes and a $130,462 increase in accounts payable.

Net Cash Used in Investing Activities

Investing activities used $57,723 of net cash during the nine months ended January 31, 2020, compared to $500 used during the nine months ended January 31, 2019. The increase in net cash used in 2020 was from primarily from a $46,223 increase in the purchase of football equipment and a $11,000 increase in the purchase of office equipment.

Net Cash Provided by Financing Activities

Financing activities provided $457,484 of net cash during the nine months ended January 31, 2020, as compared to $215,000 provided during the nine months ended January 31, 2019. The increase in net cash provided in 2020 was primarily from $302,200 of proceeds from the issuance of convertible unsecured promissory notes, offset by a $19,716 decrease in proceeds from the issuance of notes payable, a $30,000 decrease in proceeds from the issuance of common stock issuable and a $10,000 decrease in proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

At January 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

1.	Our Company does not have a full time Controller or Chief Financial Officer and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and approval. The Company has analyzed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

2.	Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution immediately: (i) our Company IT process should be strengthened as there is no disaster recovery plan, no server, and the Company accounting records are maintained through a consultant. The Company should consider the purchase and implementation of a server and proper back-ups off site to ensure that accounting information is safeguarded; and (ii) our Company should implement a policies and procedures manual.

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

Significant Events

Effective February 18, 2020, the Company and a Lender of a $70,000 promissory note, executed a Forbearance Agreement related to the Company not purchasing certain football equipment by the deadline of January 31, 2020. The non-payment of the football equipment constituted an Event of Default under the promissory note. The Forbearance Agreement extended the purchase date for the football equipment to March 25, 2020 (“Forbearance Termination Date”). On or before the Forbearance Termination Date, the Company shall purchase from the Lender the football equipment for (i) a purchase price equal to $435,000.00, if purchased prior to February 29, 2020, or (ii) a purchase price equal to $470,000.00, if purchased between March 1, 2020 and the Forbearance Termination Date.

Effective February 18, 2020, the sole officer of the Company executed a corporate resolution authorizing the sole officer to be authorized as the President and Chief Executive Officer of the Company. This action was taken in relation to the Company’s intent to appoint a Board of Directors and the sole officer was performing all of the actions as the President and Chief Executive Officer of the Company.

Effective February 20, 2020, the Company announced the appointment of three additional Directors to serve until the annual shareholders meeting. All three directors will serve for no compensation. The three appointed Directors are:

•	William G. Lyons, Chief Strategist, William Lyons Associates, Inc. and Founder and Principal at BDB Entertainment Group.
•	John JJ Coyne, Executive Vice President of the Company
•	Britt Jennings, Manager, Bedrock Loans, LLC

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

On November 4, 2019, the Company issued 1,086,957 shares of common stock from the conversion of $5,000 principal on an original $550,000 face value convertible secured promissory note.

On November 15, 2019, the Company issued 1,000,000 shares of common stock from the conversion of $1,100 of accrued interest and $750 of conversion on an original $150,000 face value convertible unsecured promissory note.

On November 18, 2019, the Company issued 1,020,408 shares of common stock from the conversion of $5,000 principal on an original $550,000 face value convertible secured promissory note.

On November 18, 2019, the Company issued 1,347,382 shares of common stock from the conversion of $7,000 principal and $357 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

On December 3, 2019, the Company issued 1,449,275 shares of common stock from the conversion of $10,000 principal on an original $550,000 face value convertible secured promissory note.

On January 2, 2020, the Company issued 1,996,784 shares of common stock from the conversion of $8,000 principal and $506 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

On January 22, 2020, the Company issued 2,298,423 shares of common stock from the conversion of $10,000 principal and $688 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

On January 28, 2020, the Company issued 5,600,000 shares of common stock from the conversion of $11,178 of accrued interest and $750 of conversion on an original $150,000 face value convertible unsecured promissory note.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 6. Exhibits.

The following exhibits are included herein:

10.1	Forbearance Agreement dated February 18, 2020

10.2	Promissory Note dated March 5, 2020

10.3	Lease agreement dated March 6, 2020

31	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer and Principal Financial Officer of the Company.

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer and Financial Officer of the Company.

99.1	Appointment of three additional Directors to serve until the annual shareholders meeting (incorporated herein by reference to Exhibit 10.1 with Current Form 8-K filed on February 21, 2020).

99.2	Corporate action by the sole shareholder (incorporated herein by reference to Current Form 8-K filed on March 12, 2020).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Major League Football, Inc.

March 13, 2020	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

