Form 10-K
period 2020-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2020-08-13
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended April 30, 2020

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

As of October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,076,000, based upon the closing sales price of $0.015 per share for the registrant’s common stock on such date, as reported on the Pink Sheets. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of August 13, 2020 is 361,362,350.

Documents Incorporated By Reference Into Part III:

None.

Forward-Looking Statements

Some of the information presented in this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are included throughout the report, including the section titled “Risk Factors,” and relate to our business strategy, our prospects, and our financial position. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should” or “anticipates” or the negative or other variation of these or similar words, or by discussions of strategy or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

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

PART I

Item 1. Business.

Our Plan of Business

Major League Football, Inc. (the “Company“) is seeking to establish, develop and operate Major League Football (“MLFB“) as a professional spring/summer football league. Extensive work by management is presently underway and our official launch is planned to commence with tryout camps held at multiple locations From December 2020 through March 2021, with a full training camp in April 2021. This will be followed by a planned regular season with six (6) teams and we anticipate holding one championship game following the 2021 regular season. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the National Football League (“NFL”) off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League (operations suspended and not expected to play in 2020), 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. While the AAF and XFL Leagues have ceased operations, they did prove the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model, expense structure, venue selection, rents, and excessive payroll costs.

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans $30 million of additional financing comprised of (1) we are in discussions with individual investors to raise a minimum of $3,000,000 by September 30, 2020 and (2) a tiered subsequent raise of $27 million between October and December 2020. The $30 million raise will cover the Company’s anticipated expenses for its planned 6 team 8 game regular season in 2021. Through the issuance date of this report on Form 10-K, smaller investments have been received to meet certain Company expenses.

Unless the context otherwise requires, all references to the “Company,” “we,” “our“ or “us“ and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 7319 Riviera Cove #7, Lakewood Ranch, Florida, 34202. Our telephone number is (847) 924-4332 and (941) 210-7546. Our Internet website, is currently located at: www.mlfb.com.

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

MLFB Market Opportunity

MLFB intends to establish a brand that is fan-friendly, exciting, affordable, and interactive, but most importantly provides consumers real value for their sports dollars. MLFB will underscore the fans’ access to team members, coaches, league officials and other fans. Although MLFB’s ticket pricing will be a fraction of that of the established professional leagues (NBA, MLB, NHL, and NFL), its ultimate goal will be to offer its fans an incomparable value-added experience for their entertainment dollar.

Additionally, as a result of a carefully crafted study, we will not locate teams in any established NFL cities and more importantly in any Major League Baseball cities, thus avoiding direct in-season competition with an established sports entity. By positioning teams in prime emerging and under-represented markets throughout the contiguous 48 states (including placing teams in well respected and football fan friendly metropolitan markets in the country), our research suggests that an exciting sports entity like Major League Football will be viewed in a positive light by sports fans throughout the US. Of equal or greater importance to Major League Football is the fact that both established and peripheral football fans in these exciting new markets will finally be afforded the opportunity of establishing their own personal sports identity while at the same time fostering strong community pride. Lastly, although MLFB’s long-range vision is to maintain a positive working relationship with the NFL, its ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season. Although its economic model was, we believe, flawed, the professional Alliance of American Football teams drew a League wide average attendance of 15,000 fans per game and television ratings comparable to the NBA.

MLFB intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums. Specifically, MLFB intends to develop a far-reaching Internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones all while taking advantage of the player name recognition that comes with fantasy football.

MLFB also intends to create an interactive website that includes a social networking aspect, podcasts, live video, and more. Along with this new media strategy, cross promotions will also be an important part of the MLFB’s marketing strategy. MLFB plans to work with businesses involved in video, television, print media and the Internet to promote its business. Much of the necessary preliminary work to meet this new strategy has already been performed by our previously announced external contractors, BDB Entertainment Group, Inc., and Red Moon Marketing.

We intend to review their qualifications and believe that the cumulative effect of this work will help it achieve its early objectives, which include the following:

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

Major League Football will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•	Average ticket prices targeted at approximately 25% of the prices of NFL, NBA, NHL & MLB tickets.
•	Year-round cash flow derived from multiple revenue streams utilizing new technologies that did not exist as recently as a few years ago.
•	A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans.
•	A more interactive website in professional sports using cutting edge technologies to preserve fan loyalty.
•	Proven executive staff members with considerable practical experience in professional football.
•	Player and coaching costs projected significantly less than those of the NFL, NBA, NHL, or MLB.

Initially, teams will operate in either existing collegiate or municipal stadiums during the spring and early summer season. We believe that our business model and long-range vision possess many innovations that will be viewed in a positive light by NFL owners and league officials and will also lend itself to the potential of establishing a strong working relationship with our venture by positioning ourselves in a 100% non-adversarial position to the established NFL.

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

The main benefits of the program are:

•	Fans will find quality items at more favorable price points.
•	Teams will gain more profit on each item and stop tying up money on inventory they cannot’ properly sell.
•	More fans will be wearing and supporting the team and league branded merchandise.

We plan to develop private label products where we will feature products that are fan favorites (hats, shirts, popular novelties, and gifts, etc.) all manufactured at the highest level, and priced below traditional licensed sports merchandise programs. All merchandise, when league sanctioned, will be pre- ticketed and priced.

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

For both of the amendments above, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Company and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Company did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation.As a result, there is a risk that the State of Delaware could notify the Company that the amendments were not valid.

On February 18, 2020, in furtherance of the Company’s desire to sustain and grow the business, the Sole Officer of the Company, pursuant to a Corporate Resolution, appointed himself as Contract President, Chief Executive Officer and Director to serve until the annual shareholders meeting.

On February 20, 2020, in furtherance of the Company’s desire to sustain and grow the business, the Contract President, Chief Executive Officer and Sole Director of the Company appointed three additional Directors to serve until the annual shareholders meeting. All three directors will serve for no compensation.

Company History

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

At April 30, 2020, we had only $3,796 of cash resources and continue to have limited cash resources through the date of this Form 10-K. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

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

COVID-19 Impact and Response

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations.

The spread of the pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession.

During fiscal year 2020, we were planning a Demonstration Season of either a 4 team 6 game season beginning with a full training camp in early May 2020 or a 3 team 4 game season with the same dates. All games were to be played in the cities and stadiums where we have established facility arrangements in Ohio, Virginia and Arkansas in May and June 2020. However, due to the unfortunate spread of COVID-19 pandemic and the guidance from government and medical agencies, we cancelled those plans.

Additionally, the COVID-19 pandemic has had a significant negative impact and delayed the Company’s ability to obtain capital for its planned football operations and for general working capital.

COVID-19 could continue to have material and adverse effects on our ability to successfully commence and operate our planned football operations due to, among other factors:

•	destabilization of the financial markets, which could negatively impact our customer’s ability for entertainment spending;
•	a continuing governmental prohibition of fans ability to attend sporting events;
•	severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our access to capital to fund business operations;
•	the potential negative impact on the health of our players, officials, fans, vendors, and partners, especially if a significant number of them are affected; and
•	a material disruption in our supply chain, which could affect our ability to source football products from vendors on a timely basis or on favorable terms.

If a significant percentage of our workforce or the workforce of our business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

While we cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus, an extended economic slowdown could materially impact the Company’s financial position, results of operations, and cash flows in fiscal year 2021 or beyond. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for the Company to estimate the future performance of the business and develop strategies to generate growth.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, the Company would expect to experience, among other things,the Company could be unable to produce revenues and cash flows sufficient to conduct operations, meet the terms of the Company’s existing debt covenants and other requirements under its financing arrangements or service the Company’s outstanding debt. Such a circumstance could, among other things, exhaust the Company’s liquidity (and ability to access liquidity sources) or trigger an acceleration to pay a significant portion or all of the Company’s then-outstanding debt obligations, which the Company may be unable to do.

We have previously had and could have future losses, deficits, and deficiencies in liquidity, which could impair our ability to continue as a going concern.

Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 1 to our audited financial statements. Since inception, the Company has suffered recurring losses from operations and has been dependent upon stockholders and new investors to provide the cash resources to sustain its operations.

As reflected in the accompanying financial statements, the Company had a net loss of $1,510,156 and $746,292 for the years ended April 30, 2020 and 2019, respectively. Additionally, the Company had net cash used in operating activities of $456,382 and $353,608 for the years ended April 30, 2020 and 2019, respectively. At April 30, 2020, the Company has a working capital deficit of $4,661,249, an accumulated deficit of $28,807,401 and a stockholders’ deficit of $4,590,509, which could have a material impact on the Company’s financial condition and operations.

At April 30, 2020, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

We are subject to the risks frequently experienced by smaller reporting companies.

The likelihood of our success must be considered in light of the risks frequently encountered by smaller reporting companies. These risks include our potential inability to:

•	Establish MLFB as a viable sports league
•	Establish product sales, marketing capabilities and establish and maintain markets for our league
•	Identify, attract, retain, and motivate qualified personnel
•	Maintain our reputation and build trust with fans
•	Attract sufficient capital resources to develop its business.

If we fail to effectively manage our growth, and effectively develop MLFB, our business will be harmed.

Failure to manage growth of operations could harm our business. To date, a significant amount of activities and resources have been directed at developing our business plan and potential related products. The building of MLFB requires effective planning and management. In order to effectively manage growth, we must:

•	Continue to develop an effective planning and management process to implement our business strategy
•	Hire, train and integrate new personnel in all areas of our business, and
•	Increase capital investments

We cannot assure you that we will be able to accomplish these tasks or effectively manage our growth.

Our plan to develop relationships with strategic partners may not be successful.

Part of our business strategy is to maintain and develop strategic relationships with various third parties, such as broadcast networks and sports arenas. For these efforts to be successful, we must enter into agreements with these third parties on terms that are attractive to us and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. If we are unsuccessful in these efforts, our ability to develop and market our league could be severely limited.

We will require additional capital to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations and/or to delay launching MLFB.

Our business does not presently generate the cash needed to finance our current and anticipated operations and we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities.

Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans is significant and we require substantial working capital to fund our business. We expect that we will require additional financing over the next 12 months for our business plan. We plan a full training camp in April 2021 and this will be followed by regular season with six (6) teams and we anticipate holding one championship game following the 2021 regular season.

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans $30 million of additional financing comprised of (1) we are in discussions with individual investors to raise at minimum of $3,000,000 by September 30, 2020 and (2) a tiered subsequent raise of $27 million between October and December 2020. The $30 million raise will cover the Company’s anticipated expenses for its 6 team 8 game regular season in 2021. Through the issuance date of this report on Form 10-K, smaller investments have been received to meet certain Company expenses. We cannot assure you that adequate financing will be available on acceptable terms, if at all. Our failure to raise additional financing in a timely manner would adversely affect our ability to pursue our business plan and could cause us to delay launching our league and our proposed business plan.

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

We have been unable to generate additional limited revenues under our MLFB business plan this past year and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

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

Our Limited Operating History Makes It Difficult for You to Evaluate Our Prospects and Future Performance.

Our Company’s business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. Our Company’s operations are subject to all business risks associated with development stage enterprises. The likelihood of our Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and fan base. We believe it is likely that we will continue to sustain losses throughout 2021. We cannot assure you that our Company will ever operate profitably.

Our Limited Operating History Makes It Difficult for us to estimate correctly our future operating expenses and anticipated revenue sources, which could lead to cash shortfalls.

We have a limited operating history, and as a result our historical financial and other operating data may be of limited value in estimating future operating revenue, revenue sources and expenses. Our budgeted expense levels are based in part on our expectations concerning future revenue and future revenue sources. The amount and sources of these revenues will depend on the success of the league, its teams, our marketing efforts, our ability to secure new sponsorships, our perception by fans, the general public, and other factors that are difficult to forecast accurately.

We encounter substantial competition from various sources.

We face significant competition within the professional sports league market, including the announcement of another professional football league that began, the XFL, but then filed Chapter 11 Bankruptcy on April 15, 2020 may try to reconstitute itself. The XFL was intended to compete in Spring Football, but not directly with our business plan with a different playing season and cities. However, in order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with 32 NFL, 9 Canadian Football League (operations suspended and not expected to play in 2020), 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. If the XFL were to emerge from bankruptcy, they will be in major NFL cities and mostly NFL stadiums, a significant contrast from the Company’s planned business. Additionally, another potential competitor, the Alliance of American Football, announced on April 2, 2019, that the league's football operations were suspended, and on April 17, 2019, the league filed for Chapter 7 bankruptcy. Finally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Frank Murtha, our Contract President and Chief Executive Officer and John JJ Coyne, our Contract Executive Vice President. Additionally, we have been relying on the volunteer efforts of several professionals who strongly believe in the business plan and wish for it to succeed. Additionally, we believe that recruiting a qualified Chief Financial Officer is crucial to our success. The departure of Frank Murtha, John JJ Coyne, or the loss of any of its professional volunteers could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit, any key-man life insurance on our key executives. Upon sufficient funding, the Company has had discussions with several highly qualified and experienced football individuals to join the Company. Additionally, the Company has been contacted by several highly qualified individuals formerly employed by either the NFL, AAF or the XFL, seeking a position with MLFB.

Failure to retain and attract qualified personnel could harm our business.

Our success depends on our ability to attract, train, and retain qualified personnel. Competition for qualified personnel is intense and we may not be able to hire sufficient personnel to support the anticipated growth of our business. If we fail to attract and retain qualified personnel, our business will suffer.

Our performance may be harmed if unfavorable economic conditions adversely affect consumer spending.

Our success depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, taxation, and interest rates. Other events that adversely affect the economy may diminish consumer spending. There can be no assurance that consumer spending will not be affected by adverse economic conditions, thereby adversely affecting our business, financial condition, and results of operations.

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

Our common stock trades under the symbol “MLFB,” and it has a limited trading market. Currently, our stock is delisted from listing on the OTC and is traded in the pink sheets. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock and your ability to sell our stock.

The exercise of options and warrants and other issuances of common stock or securities convertible into common stock will dilute your interest.

From time to time our Company granted options and stock awards to our employees in accordance with our Company’s 2014 Employee Stock Plan. Additionally, our Company granted shares or warrants to our consultants and other service providers. The exercise of options and warrants at prices below market of our common stock could adversely affect the price of shares of our common stock.

We anticipate offering any potential investors shares in order to attract financing and the issuance of those additional shares will further dilute the outstanding shares. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants in the future and are exercised, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The Company’s failure to reserve sufficient shares of common stock could be considered an event of default.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock for the potential conversion of these securities. At April 30, 2020, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has authorized. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable.

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

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile in response to our current delisting and ability to sell shares may be limited due to the delisting. Other factors may impact on our stock price, any of which are beyond our control, including:

•	Additions or departures of key personnel
•	Sales of our Company common stock
•	Ability to integrate operations, technology, products, and services
•	Our Company‘s ability and timing to execute our business plan
•	Industry developments
•	Economic and other external factors, and
•	Period-to-period fluctuations in our Company’s financial results.

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

Item 2. Properties.

Our Company leases a 9,000 sq. ft. warehouse facility in San Antonio, TX to store approximately 30,000 items of football equipment for which the Company has an option to purchase the equipment from a Lender for $500,000. The lease has a one-year term, payable at $6,517 monthly. Additionally, the contract President, CEO, and a director’s residence, located at 7319 Riviera Cove #7, Lakewood Ranch, FL 34202 serves as our corporate headquarters. We believe this office space is adequate to serve our present needs until such time as we receive interim funding.

Item 3. Legal Proceedings.

John M. McDonnell, as Chapter 7 Trustee for the Estate of H&J Ventures, LLC v. Major League Football- This is an adversary proceeding arising out of a contract for ticketing services between the Debtor in Bankruptcy, H&J Ventures d/b/a Turnstiles, and Major League Football. A mediation took place on August 24, 2017 whereby a settlement agreement was entered into in which the Company agreed to pay $50,000 in full and final settlement. Jerry Craig, then CEO, authorized the settlement and personally issued a draft to the Trustee in that amount. On September 15, 2017, the Trustee advised that the draft tendered by Mr. Craig was returned due to insufficient funds. Mr. Craig was given an opportunity to substitute a new, valid, draft in settlement of the case but failed to do so. The case remains pending. On December 29. 2017 the Trustee in Bankruptcy filed a second suit against MLFB and Jerry Craig, Case number 17- 1709-MBK. This second suit arose out of the aforementioned bad check issued by Mr. Craig. The suit seeks payment of the outstanding debt represented by the $50,000 settlement, and damages under New Jersey state statute 2A:32-1 pertaining to bad checks. The statute allows for a judgment in the amount of the check, $500 in statutory damages, and attorney’s fees and costs. MLFB filed a timely answer to the second lawsuit; Mr. Craig did not, and the Trustee filed a Motion for Default Judgment and scheduled a hearing to assess damages against Mr. Craig only for May 2, 2018. At that time, the Court dismissed the entirety of the second suit finding that Craig could not be individually liable for the dishonored draft when he signed it in a representative capacity. The Court also found that the claims against MLFB for the dishonored draft could be brought in the original suit and as such, there was no need for the second suit. On May 16, 2018, the Court held a scheduling conference. The court extended the time for discovery to August 31, 2018 and granted leave for the Trustee to amend its pleadings to assert claims for the dishonored check. A trial was set for October 3, 2018. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment for $25,000. The Company rejected the offer and the judgment remains unpaid.

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

Stradley Ronon Stevens & Young, LLP - On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129. The Judgment remains unpaid and the Company has had no further contact related to the judgment.

David M. Bovi, P.A. Attorney Lien - Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,034, which included $19,243 of interest for unpaid invoices. The Company has recorded $78,247 of interest in accordance with the retainer agreement with Mr. Bovi and the total amount owed to Mr. Bovi is $321,281. No further demands have been made and the Company disputes the claim.

Lamnia International/John Matteo - The Company entered into a contract with Lamnia International for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted. No subsequent demands or contact have been received.

BodyHype - In 2016, the Company entered into an agreement with BodyHype of Canada to be the Company’s official uniform supplier and paid a $125,000 deposit related to football equipment including practice uniforms, jerseys, and shorts. BodyHype has made a claim with the Company for an additional $140,000 payment for which the Company disputes and has recorded $140,000 as accounts payable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

		High	Low
FY 2019	1st Quarter	$.05	$.01
	2nd Quarter	$.04	$.01
	3rd Quarter	$.02	$.01
	4th Quarter	$.03	$.00

FY 2020	1st Quarter	$.04	$.02
	2nd Quarter	$.03	$.01
	3rd Quarter	$.03	$.00
	4th Quarter	$.05	$.01

Holders

As of August 13, 2020, we have a total of 361,362,350 shares of common stock outstanding, held by approximately 502 qualified record stockholders

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2020

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders – 1.	1,200,000	$.05	9,200,000
Equity compensation plans not approved by security holders – 2.	1,800,000	$.13	0
Total	3,000,000	$.10	9,200,000

1.

Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan (“2014 Plan”) for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan. This amount represents stock options outstanding at April 30, 2020.

2.	Represents stock warrants outstanding at April 30, 2020.

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

Recent Sales of Unregistered Securities

Our Company has sold the following securities without registering the securities under the Securities Act during the period covered by the Form 10-K report:

•	On June 18, 2019, the Company issued 900,901 shares of common stock from the conversion of a $10,000 convertible secured promissory note.

•	On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 2,500,000 shares of common stock at a sales price of $0.02 per share.

•	On October 28, 2019, the Company issued 2,173,913 shares of common stock from the conversion of a $10,000 convertible secured promissory note.

•	On October 31, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of common stock at a sales price of $0.01 per share.

•	On November 4, 2019, the Company issued 1,086,957 shares of common stock from the conversion of $5,000 principal on an original $550,000 face value convertible secured promissory note.

•

On November 15, 2019, the Company issued 1,000,000 shares of common stock from the conversion of $1,100 of accrued interest and $750 of conversion on an original $150,000 face value convertible unsecured promissory note.

•	On November 18, 2019, the Company issued 1,020,408 shares of common stock from the conversion of $5,000 principal on an original $550,000 face value convertible secured promissory note.

•

On November 18, 2019, the Company issued 1,347,382 shares of common stock from the conversion of $7,000 principal and $357 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

•	On December 3, 2019, the Company issued 1,449,275 shares of common stock from the conversion of $10,000 principal on an original $550,000 face value convertible secured promissory note.

•

On January 2, 2020, the Company issued 1,996,784 shares of common stock from the conversion of $8,000 principal and $506 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

•

On January 22, 2020, the Company issued 2,298,423 shares of common stock from the conversion of $10,000 principal and $688 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

•	On January 28, 2020, the Company issued 5,600,000 shares of common stock from the conversion of $11,178 of accrued interest and $750 of conversion fees on an original $150,000 face value convertible unsecured promissory note.

•	On February 7, 2020, the Company issued 3,020,645 shares of common stock from the conversion of $12,000 principal and $868 of accrued interest from an original $100,000 face value convertible unsecured promissory note.

•	On February 7, 2020, the Company issued 2,678,571 shares of common stock from the conversion of $15,000 principal on an original $550,000 face value convertible secured promissory note.

•	On February 26, 2020, the Company issued 6,000,000 shares of common stock from the conversion of $4,084 principal, $2,726 of accrued interest and $750 of conversion fees on an original $150,000 face value convertible unsecured promissory note.

•	On March 30, the Company issued 6,600,040 shares of common stock from the conversion of $7,475 principal and $643 of accrued interest an original $100,000 face value convertible unsecured promissory note.

•	On April 15, 2020, the Company issued 6,904,606 shares of common stock from the conversion of $4,175 principal and $382 of accrued interest on an original $100,000 face value convertible unsecured promissory note.

•	On April 23, 2020, the Company issued 7,288,880 shares of common stock from the conversion of $1,655of accrued interest and $750 of conversion fees on an original $150,000 face value convertible unsecured promissory note.

The above represents the only offeree in connection with this transaction. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transaction did not involve any public offering.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our Company’s current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected, or otherwise indicated. Readers should not place undue reliance on these forward-looking statements.

The following discussion is qualified by reference to and should be read in conjunction with our Company’s financial statements and the notes thereto.

Plan of Operation

The Company is seeking to establish, develop and operate Major League Football (“MLFB“) as a professional spring/summer football league. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League (currently suspended operations and not expected to play in 2020), 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. While the AAF and XFL Leagues have ceased operations, they did prove the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model, expense structure, venue selection and rents.

MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers, and all other areas of the game that the NFL needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football.

Our official launch will commence with tryout camps planned at multiple locations from December 2020 through March 2021, with a full training camp in April 2021. This will be followed by regular season with six (6) teams and we anticipate holding one championship game following the 2021 regular season.

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans $30 million of additional financing comprised of (1) we are in discussions with individual investors to raise at minimum of $3,000,000 by September 30, 2020 and (2) a tiered subsequent raise of $27 million between October and December 2020. The $30 million raise will cover the Company’s anticipated expenses for its 6 team 8 game regular season in 2021. Through the issuance date of this report on Form 10-K, smaller investments have been received to meet certain Company expenses.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $1,510,156 and $746,292 for the years ended April 30, 2020 and 2019, respectively. Additionally, the Company had net cash used in operating activities of $456,382 and $353,608 for the years ended April 30, 2020 and 2019, respectively. At April 30, 2020, the Company has a working capital deficit of $4,661,249, an accumulated deficit of $28,807,401 and a stockholders’ deficit of $4,590,509, which could have a material impact on the Company’s financial condition and operations. At April 30, 2020, the Company does not have sufficient cash resources or current assets to pay its obligations.

Results of Operations

Year ended April 30, 2020 compared to the year ended April 30, 2019

Total revenue for the years ended April 30, 2020 and 2019, were $0 and $2,100, respectively as the Company is seeking to establish, develop and operate MLFB as a professional spring football league. The $2,100 of revenue for 2019 was entirely from league tryout camps.

Total cost of revenue for the years ended April 30, 2020 and 2019, were $0 and $64,610, respectively as the Company is seeking to establish, develop and operate MLFB as a professional spring football league. The $64,610 of cost of revenue for 2019 was entirely from league tryout camps.

Total operating expenses for the year ended April 30, 2020 were $581,023 as compared to total operating expenses for the year ended April 30, 2019 of $561,654 or an increase of $19,369. The increase from 2019 to 2020 was primarily from a $140,416 increase in general and administrative expenses and a $30,000 increase from write off of a stadium lease deposit, offset by a $136,047 decrease in professional fees and a $15,000 decrease in football equipment expense. The $140,416 increase in general and administrative expenses was primarily from a $75,811 increase in rent expense, a $41,961 increase in insurance expense and a $16,604 increase in travel expense. The increase in rent expense was primarily from a $56,139 increase in storage rental fees in Texas for football equipment and $25,721 of rental reimbursement for a home office with the contract CEO and President in 2020. This was offset by a $5,029 decrease in rental charges for football equipment that was previously stored in Florida. The increase in insurance expense was $31,436 for workers compensation insurance and $10,531 for liability insurance in 2020 with no comparable amount in 2020.The increase in travel expenses was primarily related to the Company’s expenses related to the purchase and relocation of football equipment to a warehouse rental facility. The $30,000 increase in write off is for a stadium lease deposit not transferred from 2019 to the 2021 anticipated football season.

The decrease in professional fees from 2019 to 2020 was primarily from a $145,380 net decrease in consulting, a $28,164 decrease in marketing, a $16,813 decrease in audit fees and a $7,778 decrease in legal fees, offset by a $60,000 increase in investor relations. The net decrease in consulting was composed primarily of the following in 2019 with no comparable amount in 2020 – (1) $239,979 of consulting expense related to the valuation of a stock warrant issued for services, $25,000 of expense to correct the amount of a previously recorded accounts payable and (3) $25,000 for social media consulting service. The above deceases in consulting were offset by $120,000 of contract President and CEO services and $36,900 of sports apparel services in 2020 with no comparable amount in 2019.

The increase in investor relation fees of was from a $60,000 claim made by a consultant for services that the company disputes in 2020 with no comparable amount in 2019.The decrease in audit fees was primarily from an audit charge in 2019 for past due filings with no comparable amount in 2020.The decrease in legal fees was primarily from a $10,000 legal service provided in 2019 with no comparable amount in 2020.

The $15,000 decrease in football equipment expenses was from an adjustment of a vendors accounts payable balance in 2019 with no comparable amount in 2020.

Other income (expense) for the year ended April 30, 2020 was $929,133 of expense compared to $122,128 of expense for the year ended April 30, 2019, or an increase in expense of $807,005. The increase in expense from 2019 to 2020 was primarily from (1) a $313,735 increase in interest expense, (2) a $310,940 increase in the initial fair value of conversion option liability, (3) a $234,320 loss from the change in fair value of conversion option liability, (4) a $125,000 increase in settlement expense, and (5) a $28,000 increase in other expense, offset by (6) a $75,871 increase in income from the cancellation of accounts payable, net of settlement expense.

The increase in interest expense is primarily (1) $193,971 of convertible promissory note put premium liability in 2020 with no comparable amount in 2019 and (2) $121,422 increase in the amortization of debt discounts on convertible promissory notes. The $28,000 increase in other expense is primarily from a $25,000 write off of a deposit for the purchase of football equipment that was not utilized and $3,000 of unsecured promissory note conversion fees. The increase in the cancellation of accounts payable was primarily from settlement agreements between the Company and two accounts payable vendors. The $125,000 of settlement expense is for a vendor claim that the Company owes the vendor funds related to football equipment and for which the Company disputes. In 2019, the Company recorded the claim as accounts payable with an offset to football equipment. The Company still disputes the claim but does not believe it will receive any additional equipment and has expensed the football equipment previously recorded as a settlement expense.

We had a net loss of $1,510,156 and $746,292 for the years ended April 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

From inception, we have relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $3,796 of cash at April 30, 2020 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 to the Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current and anticipated events, actual results could differ from the estimates.

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness, design and operation of its disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that we record, process, summarize, and report in a timely manner the information that it must disclose in reports that we file with or submit to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2020 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Additionally, the Company plans on hiring a fulltime Controller or Chief Financial Officer when funds are available, and the Company did utilize the services of an experienced financial consultant to assist the Company in the preparation of Reports.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers, and significant employees.

Name	Age	Position	Term/ Period Served
Frank Murtha	75	Contract President, CEO and Director	February 18, 2020 to present
		Senior Executive Vice President	June 28, 2017 to February 20, 2020

William G. Lyons	64	Former Director	February 20, 2020 to August 1, 2020
		Contract Chief Marketing Officer	February 20, 2020 to present

John JJ Coyne	55	Director	February 2020 to present
		Contract Executive Vice President	June 28, 2017 to present

Britt Jennings	52	Director	February 20, 2020 to present

(b) Business experience of directors, executive officers, and significant employees.

Frank J. Murtha. Mr. Murtha serves as our contract President and Chief Executive Officer and a director since February 2020 and previously was Senior Executive Vice President from June 2017 to February 2020. He attended the University of Notre Dame, received a BA Government & International Relations, and was a member of the varsity baseball team. Mr. Murtha attended Northwestern University School of Law, where he received his JD and was the Recipient of two Ford Foundation grants for advanced study in criminal law. He worked at a major Union Pension Fund, assigned to legal staff working primarily on real estate and secured transaction matters in connection with loan portfolio and was House Counsel in his last position. He then worked at the US Department of Justice (“DOJ”), as an Assistant US Attorney for the Northern District of Illinois. Mr. Murtha was assigned to the Special Investigations Unit, handling primarily complex financial crimes. He handled numerous high-profile cases involving bank, insurance, and corporate frauds as well as several major organized crime prosecutions. Mr. Murtha resigned his position with the DOJ when US Attorney James R. Thompson (who was one of his teachers at Northwestern Law) left office to begin his successful campaign for Illinois Governor. Mr. Murtha then entered private law practice specializing in civil and criminal litigation, real estate transactions and representation of athletes. From 1983 to present, he has represented professional athletes and media talent in contract negotiations, and tax and financial planning and also represented high net worth individuals in the acquisitions of sports franchises and properties. Mr. Murtha has represented major stars and minor league players in baseball and football, including Wade Boggs, and Randy Johnson, Craig Counsel, Joe Girardi and Cecil Fielder and Bobby Thigpen. Mr. Murtha is President of Professional Sports Consultants, Inc., with offices in the Chicago area, a full-service firm that includes full time marketing personnel. This practice includes football and baseball, with present and former clients including Kevin Carter, Olandis Gary, Al Del Greco, Brad Meester, Akiem Hicks, Corey Clement, Cooper Carlisle, Ed Hartwell, David Bowens, Jason Baker and Nigel Thatch, better known as “Leon,” of Budweiser commercial fame. Mr. Murtha has extensive experience in arbitration and litigation matters as well as labor-management issues and formed and headed the first union for the Arena Football League Players in 2000, successfully negotiating its first Collective Bargaining Agreement. Mr. Murtha is Adjunct Professor at Northwestern University Graduate School, teaching Sports Labor Relations and Negotiations.

John JJ Coyne. Mr. Coyne serves as our contract Executive Vice President since July 2017 and a director since February 2020.Previously, Mr. Coyne was Vice President of Supply Chain Management and Project Management for the Company from December 2013 to July 2017.Previously, Mr. Coyne was the Director of Procurement & Supply Chain Management at Vubiquity (formerly Avail-TVN), a privately held media and entertainment company, the largest global provider of end-to-end premium content managed services and technical solutions. Previous to Vubiquity, Mr. Coyne held the positions of Supply Chain Manager, Master Scheduler and Senior Buyer/Planner with Orchid Orthopedic Solutions (formerly Sandvik Medical Solutions), a world-leader in contract design and manufacture of implants, complex spinal surgical instruments and innovative technologies for the orthopedic, dental, and cardiovascular markets. Before transitioning to the private sector, Mr. Coyne enjoyed a successful and decorated career in the United States Navy where he served as a Supply Corps Officer in the aviation, surface, and submarine enterprises. Mr. Coyne holds a Bachelor of Science in Economics from Excelsior College, a Master of Science in Operations Management from the University of Arkansas, a Master of Business Administration (Sports Management) from Columbia Southern University and a Master Certificate in Applied Project Management from Villanova University.

William G. Lyons. Mr. Lyons serves as our contract Chief Marketing Officer since February 2020. Mr. Lyons was a member of the Board of Directors since February 2020 and on June 22, 2020, resigned his position effective August 1, 2020.Mr. Lyons is a seasoned marketing, branding and relationship building strategist with over 35 years of experience creating and developing marketing campaigns, building successful celebrity/corporate relationships and events that drive companies’ profitability and vision. Since 2018, Mr. Lyons has been the Founder and Principal of BDB Entertainment Group, Inc., a broadcast production, and packaging company operating in the live sports and entertainment sectors. Additionally, since 1998, Mr. Lyons has been the President and Chief Strategist of William Lyons Associates, Inc., a boutique sponsorship sales, marketing and activation agency servicing the NASCAR, ARCA, NHRA and IRL motorsports communities. Previously, Mr. Lyons was Founder and President of Confidential Check Services, a personal services company catering to professional athletes in the NBA, NFL, MLB, PGA, LPGA, and NASCAR.

Britt Jennings. Mr. Jennings has been a director of the Company since February 2020.Over a successful thirty-year career, Mr. Jennings has focused on providing strategic taxation and accounting services for high net worth individuals and small to medium-sized businesses, including clients in the real estate industry. Mr. Jennings has experience in a wide array of business classifications, from construction to personal service to research & development. Since January 19, 2019, Mr. Jennings has been the manager of Bedrock Loans, LLC, which manages the Bedrock Fund. From January 1, 1999 to December 31, 2019, Mr. Jennings was the Founder of Jennings and Associates, PLLC, a full services tax and accounting firm in Atlanta, Georgia. Mr. Jennings holds a Bachelor of Science in Accounting and Master of Taxation degrees from Georgia State University and is a licensed Certified Public Accountant in the State of Georgia.

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

Audit Committee

The Company does not have a separately designated standing audit committee in place. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with no employees at this time. The Company will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited working capital and limited revenues. If we are able to generate sufficient revenues in the future, then we will likely form an audit, compensation committee and other applicable committees.

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

Item 11. Executive Compensation of Directors and Officers.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for the fiscal years ended April 30, 2020 and April 30, 2019.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Frank Murtha	2020	0	0	0	0	157,900	157,900
Contract President, Chief Executive Officer and Director (1) (3)	2019	0	0	0	0	0	0

John JJ Coyne	2020	0	0	0	0	0	0
Contract Executive Vice President and Director (2) (3)	2019	0	0	0	0	750	750

Willian J. Lyons	2020	0	0	0	0	2,500	2,500
Contract Chief Marketing Officer and Director (3) (4) (5)	2019	0	0	0	0	50,000	50,000

Britt Jennings	2020	0	0	0	0	0	0
Director (3)	2019	0	0	0	0	0	0

___________

1.

Mr. Murtha all other compensation for 2020 is related to (1) $120,00 for a consulting agreement effective May 1, 2019 as the Contract President and CEO of the Company, that provides $10,000 monthly for services provided and (2) $37,900 for home office expenses to be reimbursed by the Company.

2.	Mr. Coyne received $750 in payments in 2019 from the Company related to services provided during football try-out camps.
3.	Mr. Murtha became the sole Board member of the Company on February 18, 2020.Mr. Coyne, Mr. Lyons, and Mr. Jennings were appointed to the Board of Directors on February 20, 2020.
4.	On June 22, 2020, Mr. Lyons resigned his position with the Board of Directors, effective August 1, 2020.
5.

Mr. Lyons is the owner of BDB Entertainment, Inc., which provided consulting services for the Company under a Master Service Agreement, and was paid $50,000 in 2019 and $2,500 in 2020 for these services.

At no time during fiscal years 2020 and 2019 were any outstanding options otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. No stock awards or options were granted to any executive officer or director during fiscal years 2020 or 2019.

Compensation Committee

The Company currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with no employees at this time. The Company plans that the entire Board of Directors will actively participate in the consideration of executive officer and director compensation. The Company will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

The table below summarizes all outstanding equity awards for our named executive officers as of April 30, 2020, our latest fiscal year end.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Frank J. Murtha	1,200,000	0	0	0.50	07/14/2024	0	0	0	0
Contract President and Chief Executive Officer

John JJ Coyne	0	0	0	0	0	0	0	0	0
Contract Executive Vice President

William G. Lyons
Contract Chief Marketing Officer	0	0	0	0	0	0	0	0	0

Compensation of Directors

There was no compensation of directors or expenses reimbursed for fiscal years ending April 30, 2020.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Frank J. Murtha	$0	0	0	0	0	0	$0
William G. Lyons (1)	$0	0	0	0	0	0	$0
John JJ Coyne	$0	0	0	0	0	0	$0
Britt Jennings	$0	0	0	0	0	0	$0

__________

(1)	On June 22, 2020, Mr. Lyons resigned his position with the Board of Directors, effective August 1, 2020.

Compensation Committee

The Company does not have a compensation committee at this time. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with no employees at this time. The Company plans that the entire Board of Directors will actively participate in the consideration of executive officer and director compensation. The Company will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 13, 2020, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove # 7, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1) (2)
Britt Jennings (1) (2) (3)	37,900,000	10.5%

_________

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

(2)

Percentages are based on 361,362,350 shares outstanding on August 13, 2020. The table excludes shares underlying: (i) options to purchase shares under any employee stock plan; and (ii) outstanding warrants to purchase shares.

(3)	Includes 4,400,000 shares in the name of Mr. Jennings child that lives in same household and for which Mr. Jennings spouse is the custodian.

Security Ownership of Management

The following table sets forth, as of August 13, 2020, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Major League Football, Inc., 7319 Riviera Cove #7, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Frank Murtha (3)	1,272,080	0.4%
John JJ Coyne	20,000	0.0%
William G. Lyons (5)	35,000	0.0%
Britt Jennings (4)	37,900,000	10.5%
All executive officers and directors as a group (1 person)	39,227,080	10.9%

_________

(1)

This table is based on information supplied by the Company’s Transfer Agent. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 361,362,350 shares outstanding on August 13, 2020. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)

Includes 4,880 shares held by Mr. Murtha’s ex-wife and 800 shares held by relatives of Mr. Murtha. Mr. Murtha disclaims beneficial ownership of these shares because he does not have voting and investment power.

(4)	Includes 4,400,000 shares in the name of Mr. Jennings child that lives in same household and for which Mr. Jennings spouse is the custodian.

(5)	Mr. Lyons resigned his position with the Board of Directors on June 22, 2020, effective on August 1, 2020.

The Company is not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Related Party Transactions

At April 30, 2020, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with BDB Entertainment, Inc., a consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by William G. Lyons, the Chief Marketing Officer. Mr. Lyons resigned as a member of the Board of Directors on June 22, 2020, effective August 1, 2020.The Master Agreement has a term through November 30, 2020, by virtue of an executed amendment, and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by August 31, 2020, by virtue of an executed amendment. From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying Balance Sheet at April 30, 2020.

At April 30, 2020, the Company has recorded $68,618 of accounts payable – related parties for Company related expenses. This includes $61,850 to Frank Murtha, contract President, CEO and a member of the Board of Directors on behalf of the Company, which includes $48,300 of expenses related to a consulting agreement with the Company, $11,000 of expenses related to a home office and $2,550 of advances made to the Company. Additionally, the balance at April 30, 2020 includes $6,768 paid by John JJ Coyne, the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

Between October 5, 2018 and October 31, 2019, Britt Jennings, a member of the Board of Directors, purchased 33,500,000 shares of the Company’s $0.001 par value common stock at purchase prices of $0.01 to $0.02 per share. Additionally, between June 12, 2020 and June 17, 2020, Mr. Jennings purchased an additional 4,400,000 shares in the name of his child that lives in the same household and for which Mr. Jennings spouse is the custodian. As of the date of these financial statements, Mr. Jennings beneficially owns 37,900,000 shares that represent approximately 11.9% of the Company’s issued shares of common stock.

On March 5, 2020, Mr. Jennings provided $25,000 of proceeds to the Company through the issuance of a Note Payable. The Note Payable terms include an annual interest rate of 8% and was due and payable on June 5, 2020. The Company recorded $384 of interest for the note payable for the year ended April 30, 2020 and is recorded as accrued interest, related party in the accompanying Balance Sheet. The parties have executed an extension agreement for the Note Payable with an extension due day of August 5, 2020.

Review and Approval of Transactions with Related Persons

We do not have a formal, written policy solely for the review and approval of transactions with related parties. However, our Code of Ethics provides guidelines for reviewing and handling conflict of interest transactions with our directors, officers, and employees. The Board of Directors is responsible for reviewing all related party transactions. Before approving any such transaction, the Board of Directors would take into account all relevant facts and circumstances that it deems appropriate, including, but not limited to, the risks, costs and benefits to the Company, the terms of the transaction, the availability of other sources for comparable services or products, and if applicable, the impact on a director’s independence. Only those transactions that, considering known circumstances, are fair as to, and in the best interests of the Company and its stockholders, as the Board of Directors determines in the good faith exercise of its discretion, shall be approved.

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

	2020	2019

Audit Fees (1)	$48,260	$48,670
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Accounting fees and Services	$48,260	$48,670

_______

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q.

The Board of Directors has adopted a procedure for the Contract President and Chief Executive Officer to obtain pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, the Contract President and Chief Executive Officer solely approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Contract President and Chief Executive Officer.

Audit Committee Pre-Approval Policies

As there is no existing Audit Committee for the Company, the Contract President and Chief Executive Officer pre-approves all work done by the Company’s outside independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2020 and April 30, 2019
•	Statements of Operations for the years ended April 30, 2020 and April 30, 2019
•	Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2020 and 2019
•	Statements of Cash Flows for the years ended April 30, 2020 and 2019
•	Notes to Financial Statements

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

Major League Football, Inc.
(Registrant)

Date: August 13, 2020	By:	/s/ Frank J. Murtha
Frank J. Murtha
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of:

Major League Football, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Major League Football, Inc. and Subsidiaries (the “Company”) as of April 30, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $1,510,156 and net cash used in operating activities of $456,382 for the fiscal year ended April 30, 2020. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $4,661,249, $4,590,509, and $28,807,401 respectively, at April 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 13, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30, 2020	April 30, 2019

ASSETS
CURRENT ASSETS
Cash	$3,796	$5,417
Prepaid consulting – related party	52,500	50,000
TOTAL CURRENT ASSETS	56,296	55,417

PROPERTY AND EQUIPMENT
Football equipment	46,223	125,000
Office equipment	11,000	-
TOTAL PROPERTY AND EQUIPMENT	57,223	125,000

OTHER ASSETS
Trademarks	2,000	1,500
Lease deposit	11,517	35,000
TOTAL OTHER ASSETS	13,517	36,500

TOTAL ASSETS	$127,036	$216,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,551,400	$1,709,583
Accounts payable - related parties	68,618	46,464
Accrued former officer compensation	740,000	740,000
Accrued expenses	316,686	296,373
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $150,056 and $0 debt discounts and premiums	498,322	50,000
Convertible secured promissory notes, net of $65,372 put premiums and $10,083 debt discounts	175,372	154,917
Conversion option liability	645,055	78,005
Notes payable	330,000	230,000
Notes payable, related party	27,300	2,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	217,143	150,648
Accrued interest - related party	384	-

TOTAL CURRENT LIABILITIES	4,717,545	3,605,555

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 450,000,000 shares authorized; 153,359,858 and 94,493,073 shares issued and 151,859,858 and 92,993,073 shares outstanding at April 30, 2020 and April 30, 2019, respectively	151,860	92,993
Additional paid-in capital	24,065,032	23,815,614
Accumulated deficit	(28,807,401)	(27,297,245)

TOTAL STOCKHOLDERS' DEFICIT	(4,590,509)	(3,388,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127,036	$216,917

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	April 30, 2020	April 30, 2019

Revenue
League tryout camp fees	$-	$2,100
Total Revenue	-	2,100

Cost of Revenue
League tryout camp expense	-	64,610
Total Cost of Revenue	-	64,610

Gross Margin	-	(62,510)

Operating Expenses
Professional fees	352,509	488,556
Football equipment expense	-	15,000
Write off of stadium lease deposit	30,000	-
General and administrative	198,514	58,098
Total Operating Expenses	581,023	561,654

Operating Loss	(581,023)	(624,164)

Other Income (Expense)
Tax penalties and interest	(20,414)	(19,133)
Other expense	(28,000)	-
Settlement expense and cancellation of accounts payable	166,667	90,796
Interest expense	(499,121)	(185,386)
Late charges	-	(5,400)
Initial fair value of conversion option liability	(350,072)	(39,132)
Gain (Loss) from change in fair value of conversion option liability	(198,193)	36,127
Total Other Expense	(929,133)	(122,128)

Net Loss	$(1,510,156)	$(746,292)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares - Basic and Diluted	108,033,309	69,545,743

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2018	57,999,488	$57,999	$23,189,494	$(26,550,953)	$(3,303,460)

Issuance of common stock - $0.01 per share	11,000,000	11,000	99,000	-	110,000
Issuance of common stock - $0.0125 per share	16,000,000	16,000	184,000	-	200,000
Issuance of common stock - $0.02 per share	5,000,000	5,000	95,000	-	100,000
Conversion of convertible secured promissory note	2,993,585	2,994	12,006	-	15,000
Revaluation of stock options issued for consulting services over vesting period	-	-	(3,865)	-	(3,865)
Issuance of stock warrant for consulting services	-	-	239,979	-	239,979
Net loss, year ended April 30, 2019	-	-	-	(746,292)	(746,292)

Balance at April 30, 2019	92,993,073	$92,993	$23,815,614	$(27,297,245)	$(3,388,638)

Conversion of convertible secured promissory note	9,310,025	9,310	45,690	-	55,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	20,104	-	20,104
Conversion of convertible unsecured promissory notes	42,056,760	42,057	33,730	-	75,787
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	32,434	-	32,434
Issuance of stock warrant with convertible unsecured promissory notes	-	-	24,960	-	24,960
Issuance of common stock - $0.02 per share	2,500,000	2,500	47,500	-	50,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, year ended April 30, 2020	-	-	-	(1,510,156)	(1,510,156)

Balance at April 30, 2020	151,859,858	$151,860	$24,065,032	$(28,807,401)	$(4,590,509)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended,
	April 30, 2020	April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,510,156)	$(746,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	10,083	69,917
Amortization of debt discount on convertible unsecured promissory notes	181,256	-
Conversion fees on convertible unsecured promissory notes	3,000	-
Accretion of put premium liability	193,971	-
Issuance of stock warrant for consulting services	-	239,979
Initial fair value of conversion option liability	350,072	39,132
Gain (loss) from change in fair value of conversion option liability	198,193	(36,127)
Settlement expense and cancellation of accounts payable	(166,667)	(90,796)
Write off of stadium lease deposit	(30,000)	-
Revaluation of stock options issued for consulting services over service period	-	(3,865)
Changes in operating assets and liabilities:
Prepaid consulting - related party	(2,500)	(50,000)
Prepaid legal	-	7,500
Lease deposit	53,483	(35,000)
Accounts payable	133,484	197,317
Accounts payable - related parties	22,154	(14,132)
Accrued expenses	20,313	24,532
Accrued interest	86,548	44,227
Accrued interest - related party	384	-
Net cash used in operating activities	(456,382)	(353,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark legal and filing fees	(500)	(1,500)
Football equipment	(46,223)	(125,000)
Office equipment	(11,000)	-
Net cash used in investing activities	(57,723)	(126,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	302,200	-
Proceeds from issuance of notes payable	85,284	75,000
Proceeds from issuance of notes payable - related party	25,000	-
Proceeds from issuance of common stock	100,000	410,000
Net cash provided by financing activities	512,484	485,000

NET INCREASE (DECREASE) IN CASH	(1,621)	4,892
CASH - BEGINNING OF YEAR	5,417	525
CASH - END OF YEAR	$3,796	$5,417

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended,
	April 30, 2020	April 30, 2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion of promissory notes	$52,538	$-
Reclass of conversion option liability to debt premium	$78,005	$-
Issuance of stock warrant with convertible unsecured promissory notes	$24,960	$-
Conversion of convertible secured promissory note	$55,000	$15,000
Conversion of convertible unsecured promissory notes	$52,734	$-
Conversion of accrued interest on convertible unsecured promissory notes	$20,053	$-
Discounts related to derivative liabilities	$96,790	$-
Discounts related to convertible promissory notes	$48,800	$-
Discounts related to notes payable	$14,716	$-

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Major League Football, Inc. (the “Company” or “MLFB”) was originally incorporated as Universal Capital Management, Inc., a Delaware corporation, on August 16, 2004.

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

On July 14, 2014, our Company entered into and closed a definitive Asset Purchase Agreement with Major League Football, LLC, a company formed in 2009, to establish, develop and operate a professional spring/summer football league to be known as Major League Football. Pursuant to the terms of the Asset Purchase Agreement, we issued Major League Football, LLC 8,000,000 shares of our common stock in exchange for assets of Major League Football, LLC primarily comprised of business plans and related proprietary documents, trademarks and other related intellectual property related to the development of the league. Also, the board of directors was expanded, a new management team was appointed, and several league consultants were retained by our Company.

Effective November 24, 2014, the Company amended its Certificate of Incorporation with the Secretary of State of the State of Delaware changing its name from Universal Capital Management, Inc.

Effective August 23, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation. The prior authorized designated fifty million (50,000,000) shares of convertible preferred stock, par value $0.001 per share were re-designated to common stock. As a result, the Company has no authorized preferred stock.

Effective February 15, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 200,000,000 to 300,000,000.See Note 8 – Commitments and Contingencies.

Effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 300,000,000 to 450,000,000. See Note 8 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For both of the amendments above, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Company and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Company did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation. As a result, there is a risk that the State of Delaware could notify the Company that the amendments were not valid.

The Company is seeking to establish, develop and operate MLFB as a professional spring/summer football league. The Company’s official launch is planned to commence with tryout camps held at multiple locations from December 2020 through March 2021, with a full training camp in April 2021. This will be followed by a planned regular season with six (6) teams and we anticipate holding one championship game following the 2021 regular season. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the National Football League (“NFL”) off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games.

MLFB plans to serve as a pipeline to develop players, coaches, officials, scouts, trainers, and all other areas of the game that the NFL needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss of $1,510,156 and $746,292 for the years ended April 30, 2020 and 2019, respectively. Additionally, the Company had net cash used in operating activities of $456,382 and $353,608 for the years ended April 30, 2020 and 2019, respectively. At April 30, 2020, the Company has a working capital deficit of $4,661,249, an accumulated deficit of $28,807,401 and a stockholders’ deficit of $4,590,509, which could have a material impact on the Company’s financial condition and operations. At April 30, 2020, the Company does not have sufficient cash resources or current assets to pay its obligations.

In view of these matters, recoverability of asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance date of this report. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities and debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations. The spread of the pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

During fiscal year 2020, we were planning a Demonstration Season of either a 4 team 6 game season beginning with a full training camp in early May 2020 or a 3 team 4 game season with the same dates. All games were to be played in the cities and stadiums where we have established facility arrangements in Ohio, Virginia and Arkansas in May and June 2020. However, due to the unfortunate spread of COVID-19 pandemic and the guidance from government and medical agencies, we cancelled those plans. Additionally, the COVID-19 pandemic has had a significant negative impact and delayed the Company’s ability to obtain capital for its planned football operations and for general working capital.COVID-19 could continue to have material and adverse effects on our ability to successfully commence and operate our planned football operations.

SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates in the accompanying financial statements include the valuation of derivative liabilities, estimates of loss contingencies, valuation of equity-based instruments issued for other than cash and valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 30, 2020 and 2019.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2020 and 2019, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

The Company has $57,223 and $125,000 of football and office equipment at April 30, 2020 and April 30, 2019, respectively. The equipment is held in storage to be utilized in the planned league operations in 2021. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the years ended April 30, 2020 or 2019, respectively, because the equipment is held in storage and has not been put into use because football operations have not commenced. For the year ended April 30, 2020, the Company wrote off $125,000 of previously recorded football equipment from a vendor claim that the Company disputes as the product was not delivered. Additionally, the football equipment balance at April 30, 2020 excludes $135,323 of recovered and unused football equipment from a lease settlement that was previously impaired in 2017 and written off by the Company. In accordance with generally accepted accounting principles because the recovered equipment was previously impaired, the Company has recorded it at a zero-cost basis because the value cannot be increased once impaired, regardless of its fair market value.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Long-lived assets,” which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Stock”. The embedded conversion option contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value of the derivatives was determined using the Binomial Option Pricing model. On the initial measurement date, the fair value was recorded as a derivative liability and allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability is recorded as a component of other income (expense) in the accompanying Statements of Operations.

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

YEARS ENDED APRIL 30, 2020 AND 2019

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

Assets and liabilities measured at fair value on a recurring/non-recurring basis and the carrying value consist of the following at April 30, 2020:

	April 30,	Fair Value Measurements at April 30, 2020
	2020	Level 1	Level 2	Level 3
Conversion option liability	$645,055	$-	$-	$645,055

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of activity of Level 3 assets and liabilities for the year ended April 30:

Embedded Conversion Option Liability
Balance – April 30, 2019	$78,005
Initial value of conversion option liability	350,072
Initial value of debt discount of conversion option liability	96,790
Loss from change in the fair value of conversion option liability	198,193
Reclass of conversion option liability to debt premium	(78,005)
Balance – April 30, 2020	$645,055

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying Statement of Operations.

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Lease(Topic 842)” whereby lessees need to recognize leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of May 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly, we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying financial statements.

Revenue Recognition

The Company adopted ASC 606 “Revenues from Contracts with Customers” on May 1, 2018. There was no cumulative effect upon this adoption.

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps during the year ended April 30, 2020.From March 1, 2019 through March 30, 2019, the Company held four tryout camps resulting in $2,100 of revenue recorded for the year ended April 30, 2019.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions. The Company football operations had not commenced as of April 30, 2020.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At April 30, 2020 and 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation”. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the shorter of the service period or the vesting period. The Company values employee and non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company adopted ASU 2018-07 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718 and recognizes the fair value of such awards over the service period. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on May 1, 2019.

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Securities that could potentially dilute earnings per share in the future at April 30, are as follows:

	2020	2019
Warrants to purchase common stock	1,800,000	2,450,000
Options to purchase common stock	1,200,000	1,200,000
Conversion of convertible unsecure promissory notes	428,982,756	166,667
Conversion of convertible secured promissory notes	102,124,456	16,445,540
Total	534,107,212	20,262,207

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed. The Company does not include legal costs in its estimates of amounts to accrue.

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

New Accounting Pronouncements

In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections", to codify the SEC releases that clarify and improve the disclosure and presentation requirements of a variety of codification topics, thereby eliminating certain disclosure requirements that were redundant, duplicative, overlapping, outdated, or superseded. The Company determined that the adoption of this new accounting guidance did not have a material impact on its financial statements and footnote disclosures.

In October 2019, the FASB issued ASU 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company believes that the adoption of this new accounting guidance will not have a material impact on its financial statements and footnote disclosures.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after April 30, 2020 are not expected to have a significant effect on the Company’s financial position or results of operations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	April 30, 2020	April 30, 2019
Penalties and interest - unpaid state income tax	$239,522	$219,209
Unpaid federal income tax	1,764	1,764
Legal settlement (See Note 8 – Commitments and Contingencies)	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$316,686	$296,373

NOTE 3 – DEBT

	April 30, 2020	April 30, 2019
Notes Payable:
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	$100,000	$100,000
June. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	-
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020	30,000	-
Total Notes Payable	$330,000	$230,000

At April 30, 2020 and April 30, 2019, the Company has recorded $330,000 and $230,000 of Notes Payable, respectively. Of these amounts, $230,000 is from seven third parties and the principal and interest are payable on demand with an interest rate from 4% to 8% annually. Included in the $230,000 balance is a $100,000 Note Payable dated November 18, 2015 that is in default and the Company has recorded a $5,400 late fee as accrued expense in the accompanying Balance Sheet at April 30, 2020. See Note 2 – Accrued Expenses.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at April 30, 2020. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At April 30, 2020, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

On the note issue date of September 25, 2019, the Company recorded the following debt discounts as offsets to the $70,000 Note Payable and will be amortized over the six-month term: (1) original issue discount of $9,216 and (2) debt issue costs of $5,500. For the period from the note issue date of September 25, 2019 to April 30, 2020, the Company recorded $14,716 for the full amortization of the debt discounts discussed above and recorded to interest expense in the accompanying Statement of Operations.

The promissory note specifies that in the event that the Company completes any offering or sale of securities after the date of the promissory note, the proceeds of each such offering shall first be applied to the repayment of the promissory note until the same shall have been paid and satisfied in full. The promissory note also specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. See Note 8 – Commitments and Contingencies.

The promissory note specifies that in the event that the Company completes any offering or sale of securities after the date of the promissory note, the proceeds of each such offering shall first be applied to the repayment of the promissory note until the same shall have been paid and satisfied in full. The promissory note also specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. See Note 8 – Commitments and Contingencies.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. See Note 8 – Commitments and Contingencies.

For the year ended April 30, 2020, the Company recorded $19,227 of interest expense for Notes Payable in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $65,748 of interest related to the Notes Payable as accrued interest in the accompanying Balance Sheet.

	April 30, 2020	April 30, 2019
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300
Mar. 5, 2020.Interest at 10% and principal due Jun. 5, 2020	25,000	-
Total Notes Payable – Related Party	$27,300	$2,300

At April 30, 2019, the Company has previously recorded $2,300 of Notes Payable, Related Party from a former officer of the Company. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest were payable in three months on June 5, 2020. See Note 7 – Related Parties and Note 9 – Subsequent Events.

For the year ended April 30, 2020, the Company recorded $384 of interest expense in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $384 of accrued interest, related party in the accompanying Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

	April 30, 2020	April 30, 2019
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due May 2, 2020.	51,350	-

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	145,916	-

December 5, 2019, Interest at 10% - principal and interest due December 5, 2020	63,000	-

January 21, 2020, Interest at 10% - principal and interest due January 21, 2021	38,000	-

Plus: put premium	154,066	-

Less: debt discount	(4,010)	-

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$498,322	$50,000

At April 30, 2019, the Company has previously recorded a $50,000 of convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at April 30, 2020 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 200,410 shares of common stock at April 30, 2020.

For the year ended April 30, 2020, the Company recorded $2,507 of interest expense in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $10,123 of interest related to the convertible unsecured promissory note as accrued interest in the accompanying Balance Sheet.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

The Company may reject the Back-End Note by giving thirty (30) day prior written notice. Such notice must be given 30 days prior to the six (6) month anniversary of the Back-End Note. The cash funding of the Back-End Note is contingent on the Company maintaining a closing bid price at all times in excess of $0.008 per share.

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note is due and payable on May 2, 2020.

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

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $166,667 of value at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the First Note was classified as stock settled debt and on the note issue date of May 2, 2019, the Company recorded a $66,667 put premium liability with an offset to interest expense in the accompanying Statement of Operations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

On May 2, 2019, the Company recorded the following as offsets to the First Note to be amortized over the 1-year term: (1) original issue discount of $2,150 and (2) debt issue costs of $12,400.

From November 18, 2019 to April 15, 2020, the lender converted $48,650 of the principal amount of the First Note and $3,444 of accrued interest into 22,167,880 shares of the Company’s common stock. At April 30, 2020, the principal balance of the First Note is $51,350. As a result of the partial conversions, the Company reclassified $32,434 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance is $34,233 at April 30, 2020. See Note 6 – Stock and Note 9 – Subsequent Events.

For the period from May 2, 2019 to April 30, 2020, the Company recorded $8,773 of interest expense in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $5,329 of interest (net of $3,444 converted above) related to the convertible unsecured promissory note as accrued interest in the accompanying Balance Sheet.

For the period from May 2, 2019 to April 30, 2020, the Company recorded $14,510 for amortization of the debt discounts to interest expense in the accompanying Statement of Operations.

Convertible Unsecured Promissory Note – May 8, 2019

On May 8, 2019, the Company signed a SPA with an Investor that provides for the issuance of a 12% convertible promissory note in the principal amount of $150,000. In connection with the issuance of the promissory note, the Company issued a common stock purchase warrant to purchase 1,500,000 shares of the Company common stock as a commitment fee to the Investor.

On May 8, 2019, the Company received $121,750 of net proceeds for working capital purposes from the issuance of a $150,000 face value convertible promissory note with debt issue costs paid to or on behalf of the lender of $28,250. The terms include interest accrued at 12% annually and the principal and any amount of the principal or interest on the promissory note which is not paid when due shall bear interest at the rate of the lower of twenty-four percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The promissory note was due and payable on February 8, 2020.

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

The Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock at an exercise price of $0.10 per share. See Note 6 – Stock Based Compensation for the warrant valuation.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

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

Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount and the Company did not prepay the promissory note within the allowed timeframe.

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

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions: stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of 383% and discount rate of 2.38%.

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at April 30, 2020.However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

From November 15, 2019 to April 23, 2020, the lender converted $4,084 of principal, $16,609 of accrued interest and $3,000 of conversion fees into 19,888,880 shares of the Company’s common stock. At April 30, 2020, the principal balance of the promissory note remains at $150,000. See Note 6 – Stock.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

For the period from May 8, 2019 to April 30, 2020, the Company recorded $21,826 of interest expense in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $5,217 of interest (net of $16,609 converted above) related to the convertible unsecured promissory note as accrued interest in the accompanying Balance Sheet.

For the period from the note issue date of May 8, 2019 to April 30, 2020, the Company recorded $150,000 for the full amortization of the debt discounts discussed above and recorded to interest expense in the accompanying Statement of Operations.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2020 that resulted in a value of $645,055 with the following assumptions; stock price $0.0030, conversion price $0.0007, expected term of 0.25 years, expected volatility of 437% and discount rate of 0.09%. The term of the promissory note ended on February 8, 2020, the due date. As a result, the Company utilized an expected term of 90 days or 0.25 years to perform the calculation above. As a result, the Company recorded $453,722 of a loss from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in in the accompanying Statement of Operations for the year ended April 30, 2020.

The change in the conversion option liability assumed that 217,460,507 shares would be issued upon conversion of the promissory note at April 30, 2020.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

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

On December 5, 2019, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. For the period from December 5, 2019 to April 30, 2020, the Company recorded $1,208 for amortization of the debt discounts to interest expense in the accompanying Statement of Operations.

For the period from December 5, 2019 to April 30, 2020, the Company recorded $2,537 of interest expense in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $2,537 of interest related to the convertible unsecured promissory note as accrued interest in the accompanying Balance Sheet. See Note 9 – Subsequent Events.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

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

On January 21, 2020, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. For the period from January 21, 2020 to April 30, 2020, the Company recorded $822 for amortization of the debt discounts to interest expense in the accompanying Statement of Operations.

For the period from January 21, 2020 to April 30, 2020, the Company recorded $1,041 of interest expense in the accompanying Statement of Operations and at April 30, 2020, the Company has recorded $1,041 of interest related to the convertible unsecured promissory note as accrued interest in the accompanying Balance Sheet.See Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

	April 30, 2020	April 30, 2019
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$30,000	$85,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Less: debt discount	-	(10,083)

Plus: put premium	65,372	-

Total Convertible Secured Notes Payable	$175,372	$154,917

Convertible Secured Note Payable - #1

At April 30, 2020, the Company has recorded a remaining balance of $30,000 from an original $550,000 face value convertible secured promissory note, which had a balance of $85,000 at April 30, 2019. From June 18, 2019 to February 7, 2020, the lender elected to convert $55,000 of the principal amount of the promissory note into 9,310,025 shares of common stock. As a result of these conversions, the promissory note balance is $30,000 at April 30, 2020. See Note 6 – Stock. The Company calculated a conversion price of $0.0013 per share for the promissory note balance of $30,000 that would convert into 23,693,084 shares of common stock at April 30, 2020.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at April 30, 2020. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

As a result of the partial conversions discussed above, the Company reclassified $20,104 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance is $12,039 at April 30, 2020.

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum from the due date thereof until paid. During the year ended April 30, 2020, the Company recorded $13,037 of interest expense in the accompanying Statement of Operations and at April 30, 2020, $103,429 of accrued interest was recorded in the accompanying Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 3 – DEBT (CONTINUED)

Convertible Secured Note Payable - #2

At April 30, 2020 and April 30, 2019, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at April 30, 2020. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. The Company calculated a conversion price of $0.0010 per share for the promissory note balance of $80,000 that would convert into 78,431,373 shares of common stock at April 30, 2020.

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

Effective May 17, 2019, the Company is accruing interest at the default rate of eighteen percent (18%) per annum from the due date thereof until paid. During the year ended April 30, 2020, the Company recorded $17,600 of interest expense in the accompanying Statement of Operations and at April 30, 2020, $23,719 of accrued interest was recorded in the accompanying Balance Sheet.

NOTE 4 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at April 30, 2020 and 2019 consist of net operating loss carryforwards and differences in the book and tax basis assets.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 4 – INCOME TAXES (CONTINUED)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended April 30, 2020 and 2019 were as follows:

	For the Year Ended April 30,
	2020	2019
Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(5.75)%	(5.75)%
Change in federal tax rates	0%	0%
Change in valuation allowance	26.75%	26.75%
Total provision for income taxes	0%	0%

The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2020	2019
Income tax benefit at U.S. Federal Income Tax rate	$(313,000)	$(152,000)
State income taxes, net of federal benefit	(86,000)	(41,000)
Effect of change in federal statutory rate	-	-
Change in valuation allowance	399,000	193,000

Net Income tax benefit	$-	$-

The Company’s approximate net deferred tax assets are as follows:

	April 30,
	2020	2019
Deferred tax assets:
Net operating loss carry forward	$5,137,000	$4,738,000

Total deferred tax assets	$5,137,000	$4,738,000
Less: deferred tax asset valuation allowance	(5,137,000)	(4,738,000)
Total Net deferred tax assets	$-	$-

The net operating loss carryforward was approximately $19,201,000 and $17,711,000 at April 30, 2020 and 2019, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended April 30, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $399,000 in 2020.

The potential tax benefit arising from the net operating loss carryforward of $16,656,000 from the period prior to Act’s effective date will expire in 2038. The potential tax benefit arising from the net operating loss carryforward of $2,545,000 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 4 – INCOME TAXES (CONTINUED)

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s Corporate Income tax returns for tax years from 2005 (initial tax year) through 2019 remain subject to Internal Revenue Service (“IRS”) examination because the Company has not filed tax returns for these years. Because the Company has not had taxable income for the unfiled tax returns, the IRS charges a non-filing penalty of $210 for each return at 60 days after the date due. The Company has calculated that the estimated penalty for the unfiled returns would be approximately $2,940 at April 30, 2020.

At April 30, 2020 and 2019, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in the accompanying Balance Sheets. Additionally, the Company owes the State of Delaware for assessed penalties and interest from the tax year ending April 30, 2007 of $239,522 and $219,209, which is included as accrued expenses in the accompanying Balance Sheets at April 30, 2020 and 2019, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

NOTE 5 – STOCK

Common Stock

The Company is authorized to issue up to 450,000,000 shares of common stock at $0.001 par value per share. Effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 300,000,000 to 450,000,000. See Note 8 – Commitments and Contingencies for discussion related to authorized securities. At April 30, 2020, 153,359,858 shares were issued, and 151,859,858 shares were outstanding. There are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued at April 30, 2020. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to the treasury of the Company, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares held by two former employees.

Common Stock Issued

From June 18, 2019 to February 7, 2020, the lender of an original $550,000 face value convertible secured promissory note elected to convert $55,000 of the principal amount of the promissory note into 9,310,025 shares of common stock. See Note 3 – Debt.

On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 2,500,000 shares of stock at $0.02 per share from a related party investor. See Note 6 Related Party Transactions.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 5 – STOCK (Continued)

On October 31, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at $0.01 per share from a related party investor. See Note 6 - Related Party Transactions

From November 18, 2019 to April 15, 2020, the lender of an original $100,000 face value convertible unsecured promissory note converted $48,650 of the principal amount and $3,444 of accrued interest into 22,167,880 shares of the Company’s common stock. See Note 3 – Debt.

From November 15, 2019 to April 23, 2020, the lender of an original $150,000 face value convertible unsecured promissory note converted $4,084 of principal, $16,609 of accrued interest and $3,000 of conversion fees into 19,888,880 shares of the Company’s common stock. See Note 3 – Debt.

See Note 9 – Subsequent Events.

NOTE 6 – STOCK BASED COMPENSATION

Stock Options to Consultants

Effective July 14, 2014, the Company granted 4,150,000 stock options to purchase common stock to consultants pursuant to the 2014 Plan and shall vest pursuant to the vesting provision contained in each of the stock option agreements. The exercise price of the stock options is $0.05 per share. At April 30, 2020, only 1,200,000 of these options were outstanding and are held by the Contract President and CEO of the Company as the other stock options were either forfeited or terminated since being granted. For the 1,200,000 stock options held by the Contract President and CEO of the Company, 450,000 vested on the grant date of July 14, 2014 and the remaining 750,000 had a four (4) year vesting period through July 14, 2018.

The following table summarizes stock option activity of the Company for the year ended April 30, 2020:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2019	1,200,000	$0.05	5.21	$-
No activity	-	$-	-	$-
Outstanding, April 30, 2020	1,200,000	$0.05	4.21	$-
Exercisable, April 30, 2020	1,200,000	$0.05	4.21	$-

Stock Warrants

On May 8, 2019, in relation to a $150,000 convertible unsecured promissory note, the Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock of the Company at an exercise price of $0.10 per share. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions: stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of 383% and discount rate of 2.38%.

From June 2019 to February 2020, 2,150,000 warrants expired as they were not exercised before the end of the exercise period.

The following table summarizes stock warrant activity of the Company for the year ended April 30, 2020:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2019	2,450,000	$0.05	0.50	$14,513
Granted May 2019	1,500,000	$0.10	2.52	$-
Expired June 2019 and February 2020	(2,150,000)	$-	-	$-
Outstanding, April 30, 2020	1,800,000	$0.13	1.77	$-
Exercisable, April 30, 2020	1,800,000	$0.13	1.77	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $740,000 for unpaid former officer compensation and $37,111 for the employer’s share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheet at April 30, 2020. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At April 30, 2020, the Company has a $2,300 remaining unpaid balance on a promissory note due to a former officer that originally was $15,300 for working capital requirements. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand. The Company classified the promissory note as Notes Payable – Related Parties in the accompanying Balance Sheet at April 30, 2020. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by the Chief Marketing Officer and a member of the Company’s Board of Directors. See Note 9 – Subsequent Events. The Master Agreement has a term through November 30, 2020, by virtue of an executed amendment, and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by August 31, 2020, by virtue of an executed amendment. From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying Balance Sheet at April 30, 2020.

Additionally, the Master Agreement specified that the Company would reimburse the consulting firm for out of pocket expenses and at April 30, 2019, the Company had recorded $18,131 of expenses as accounts payable. In May 2019, the Company paid the $18,131 of accounts payable to the consulting firm.

At April 30, 2020, the Company has recorded $68,618 of accounts payable – related parties for Company related expenses. This includes $61,850 to the contract President, CEO, and member of the Board of Directors on behalf of the Company, which includes $48,300 of expenses related to a consulting agreement with the Company, $11,000 of expenses related to an office in home and $2,550 of advances made to the Company. Additionally, the balance at April 30, 2020 includes $6,768 paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

Between October 5, 2018 and October 31, 2019, a member of the Board of Directors, purchased 33,500,000 shares of the Company’s $0.001 par value common stock at purchase prices of $0.01 to $0.02 per share. At April 30, 2020, the 33,500,000 shares represent approximately 21.8% of the Company’s issued shares of common stock. See Note 9 – Subsequent Events

On March 5, 2020, the same member of the Board of Directors that purchased the shares of the Company’s common stock discussed above, provided $25,000 of proceeds to the Company through the issuance of a Note Payable. The Note Payable terms include an annual interest rate of 10% and is due and payable on June 5, 2020. At April 30, 2020, the Company has recorded the proceeds as note payable, related party and $384 of accrued interest, related party in the accompanying Balance Sheet. See Note 3 Debt and Note 9 – Subsequent Events.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Office Lease

At April 30, 2019, the Company had a remaining balance owed of $10,000 from a settlement agreement dated February 5, 2018 related to a lease agreement for its former corporate headquarters and training facility in Lakewood Ranch, Florida. The terms included that the Company gave up all right, title and interest to business equipment and office furniture in the premises until paid.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

From May 8, 2019 to May 29, 2019, the Company paid the remaining balance of $10,000 related to the settlement discussed above and as a result, the Company has right, title and interest to the remaining unused football equipment that was under the control of the landlord prior to the final payment. The Company had previously impaired $135,323 value of unused football equipment at April 30, 2017 that was recovered in relation to the office lease settlement. In accordance with generally accepted accounting principles because the recovered football equipment was previously impaired, the Company has recorded it at a zero-cost basis because the value cannot be increased once impaired, regardless of its fair market value.

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying Balance Sheet at April 30, 2020. The Company has received no further correspondence related to this judgment.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $26,880 of interest expense related to the unpaid invoices during the year ended April 30, 2020 resulting in a total amount owed of $321,281 classified as accounts payable in the accompanying Balance Sheet at April 30, 2020. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above. The Company disputes the claim made by Mr. Bovi.

BodyHype:

In 2016, the Company entered an agreement with BodyHype of Canada to be the Company’s official uniform supplier. BodyHype has made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying Balance Sheet at April 30, 2020. The Company disputes the charge with BodyHype.

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. The chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and H&J.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying Balance Sheet at April 30, 2020. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment debt for $25,000. The Company rejected the offer and the judgment remains unpaid. See Note 2 – Accrued Expenses.

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

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying Balance Sheet at April 30, 2020 as the judgment remains unpaid.

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to Lamnia in the accompanying Balance Sheet at April 30, 2020. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Cancellation of Accounts Payable

The Company canceled $291,667 and $90,796 of previously recorded accounts payable during the years ended April 30, 2020 and 2019, respectively. The cancelations are included as a separate line item in the accompanying Statement of Operations for the years ended April 30, 2020 and 2019, respectively. The $291,667 for 2020 was composed of (1) $216,667 related to Herm Edwards, a former NFL player and coach, as a consultant to promote the new football league and (2) $75,000 related to Mazon Sports Management, LLC (“Mazon”). Effective April 30, 2020, the Company and Mr. Edwards executed a Memorandum of Understanding and Mutual Release (“Release”) that released the Company from any further cash payments to be made to Mr. Edwards. Effective April 24, 2020, the Company executed a Release with Mazon that released the Company from any further payments to be made to Mazon.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

The $90,796 for the year ended April 30, 2019 related to alleged expenses incurred by Jerry Craig, the former CEO of the Company. The Company requested and never received supporting documentation from Mr. Craig and received correspondence that Mr. Craig would not pursue a reimbursement of the incurred expenses. Additionally, the Company requested and received a legal opinion that Mr. Craig has abandoned his claim and as a result, the Company cancelled the $90,796 of accounts payable. Additionally, because Mr. Craig was a former officer of the Company, the $90,796 was classified as a non-cash transaction in the accompanying Statement of Cash Flows for the year ended April 30, 2019.

Unpaid Taxes and Penalties

At April 30, 2020, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007.The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheet at April 30, 2020. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $239,522, which is included as accrued expenses in the accompanying Balance Sheet at April 30, 2020. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee not being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying Balance Sheet at April 30, 2020 (See Note 2 – Accrued Expenses). As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Master Services Agreement

Effective February 5, 2019, the Company entered into a Master Services Agreement (“Master Services”) with a third-party consulting firm to provide social and digital consulting services. The Master Services included an initial Statement of Work (“SOW”) in the amount of $167,500 for services through October 31, 2019. The SOW provided for an initial signing payment of $25,000 and $15,000 payments to be made through October 31, 2019 for services provided. The Company made the $25,000 signing payment on February 21, 2019.

The parties disputed the services provided and terminated the agreement in July 2019. A legal firm representing the consulting firm contacted the Company and claimed that the Company owes $90,000 for services, which the Company disputes. The Company completed an analysis of services provided and believes that the $90,000 claim is significantly overstated. Based upon invoices that were provided by the consulting firm later, the Company recorded $60,000 of accounts payable in the accompanying Balance Sheet at April 30, 2020, which the Company disputes.

Lease Agreements and Use Permit

Effective February 21, 2019, the Company entered into a lease agreement for the Virginia Beach, Virginia Sportsplex for the 2019 football season at a price of $7,500 per event. The Company paid a $30,000 deposit with the execution of the lease agreement and recorded as an other asset. Additionally, the Company entered into a Use Permit Agreement for locker room rental and turf rental for practice time at a weekly rate of $1,200 or $12,000 in total.

The Company has been in discussions with Virginia Beach Sportsplex related to transferring the deposit to the 2021 football season. While the Company believes some form of credit will be eventually applied, no formal written agreement has been completed and as a result, the $30,000 lease deposit has been written off to operating expense in the accompanying Statements of Operations for the year ended April 30, 2020.

Effective March 12, 2019, the Company entered into a lease agreement for the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event was $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying Balance Sheet at April 30, 2020. The Company has received correspondence that the $5,000 lease deposit will be transferred successfully to the 2021 football season.

Purchase of Football and Office Equipment

On July 18, 2019, the Company completed an agreement to purchase the bulk of the football equipment, helmets, pads, electronics, office equipment and supplies of the bankrupt Alliance of American Football Spring League. This agreement was through the bankruptcy court with a third party for $400,000 that was scheduled on the bankruptcy petition with a valuation in excess of $3,000,000. The Company funded an initial deposit of $25,000 on July 22, 2019 that was recorded as an other asset and the remaining balance of $375,000 was due by September 30, 2019, by virtue of an executed extension (See discussion below). Additionally, the Company agreed to share equally the storage warehouse rent for August 2019 of $10,000 and paid $5,010 in July 2019.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Additionally, the Company structured an agreement with a third-party in bankruptcy to purchase computer and office equipment for $11,000 (including $1,000 for storage material) with a market valuation of approximately $80,000.

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

The Company had previously funded a $25,000 deposit on July 25, 2019 (see above discussion) with a third-party related to the football equipment and as a result of the new agreement with the Lender, the $25,000 deposit was no longer valid and was recorded as other expense in the accompanying Statement of Operations for the year ended April 30, 2020.

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company has recorded the $11,000 payment as Office Equipment in accompanying Balance Sheet at April 30, 2020. See Note 1- Property and Equipment.

The $70,000 promissory note included a covenant of the Company including that on or before January 31, 2020, for an aggregate purchase price equal to $400,000, the Company shall take all necessary action to purchase from the Lender the football equipment that the Lender acquired from a third party that the Company had previously structured a $400,000 agreement to purchase – see above. Prior to January 31, 2020, the Lender agreed not to sell the football equipment unless there occurs an Event of Default or any breach or default under any other agreement by and between the Company and the Lender; provided that, if the Company has not purchased the football equipment by January 31, 2020, the parties agree that the Lender may sell such football equipment to any third party without limitation.

Additionally, the promissory note includes a covenant that specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. The Company did not have such a meeting and was in technical default of the covenant. However, the Company was in constant discussions with the lender and on February 20, 2020, the technical default was cured by the Company appointing three additional members to the Board of Directors.

Effective February 18, 2020, the Company and the Lender executed a Forbearance Agreement related to the Company not purchasing the football equipment above by the deadline of January 31, 2020. The non-payment of the football equipment constituted an Event of Default under the promissory note. The Forbearance Agreement extended the purchase date of the football equipment by the Company to March 25, 2020 (“Forbearance Termination Date”). On or before the Forbearance Termination Date, the Company shall purchase from the Lender the football equipment for (i) a purchase price equal to $435,000.00, if purchased prior to February 29, 2020, or (ii) a purchase price equal to $470,000.00, if purchased between March 1, 2020 and the Forbearance Termination Date. See discussion below related to Forbearance Termination Date.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

The Lender requested that Company should move the football equipment and pay for the storage and insurance in full. Effective March 6, 2020, the Company executed a one-year lease in San Antonio, Texas for the storage and insurance coverage of the football equipment.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable from the same lender described above with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The note payable specified that on or before May 15, 2020, for an aggregate purchase price equal to $475,000, the Company shall, and shall take all necessary action to, purchase the football equipment described above. The Lender agreed not to sell the football equipment to a third party unless there occurs an Event of Default or any breach or default under any other agreement by and between the Company and the Lender. However, the note payable specified that if the Company did not purchase the stored football equipment by May 15, 2020, the parties agree that the Lender may sell the football equipment to any third-party without limitation.

On July 21, 2020, the Company received correspondence from the Lender that forbears on any defaults or default implications until August 30, 2020, as they relate to the $70,000 and $30,000 promissory notes. See Note 3 – Debt.

Failure to Reserve Sufficient Shares of Common Stock.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock for the potential conversion of these securities. See Note 3 – Debt and Note 5 - Stock. At April 30, 2020, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has authorized. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company.

NOTE 9 – SUBSEQUENT EVENTS

On May 2, 2020, the Company and the lender of an original $100,000 face value convertible unsecured promissory note executed an extension of the due date ninety (90) days from May 2, 2020 to August 2, 2020. This note payable is currently in default as of the date of these financial statements. See Note 3 – Debt and discussion below on conversion of principal and accrued interest.

On May 5, 2020, the Company, and a member of the Board of Directors of an original $25,000 note payable, executed an agreement extending the due date of the note payable to August 5, 2020. This note payable is currently in default as of the date of these financial statements.  See Note 3 - Debt and Note 7 – Related Party Transactions.

From May 7, 2020 to June 23, 2020, a lender of an original $100,000 face value convertible unsecured promissory note, elected to convert $36,800 of the principal amount and $3,949 of accrued interest into 41,622,179 shares of common stock resulting in a note balance of $14,550 after the conversion. See Note 3 – Debt.

Effective May 20, 2020, the Company sold 100,000 shares of common stock to an investor for $400 received at a purchase price of $0.004 per share.

Effective May 25, 2020, the Company sold 1,000,000 shares of common stock to an investor for $40,000 received between May 14, 2020 and May 20, 2020, at a purchase price of $0.04 per share.

From June 8, 2020 to June 18, 2020, a lender of an original $63,000 face value convertible unsecured promissory note, elected to convert the entire principal amount and $3,150 of accrued interest into 65,492,425 shares of common stock. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2020 AND 2019

NOTE 9 – SUBSEQUENT EVENTS (Continued)

From June 15, 2020 to June 23, 2020, a lender of an original $150,000 face value unsecured promissory note, elected to convert $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of common stock resulting in a note balance of $138,483 after the conversions. See Note 3 – Debt.

From July 23, 2020 to July 27, 2020, a lender of an original $38,000 face value unsecured promissory note, elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock. See Note 3 – Debt.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable in three months on November 12, 2020. See Note 3 - Debt and Note 7 – Related Parties.

