Form 10-Q
period 2020-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2020-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

Class	Outstanding as of September 14, 2020
Common Stock, $0.001 par value per share	363,488,770

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

July 31, 2020

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$81	$3,796
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	52,581	56,296

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,000	2,000
Lease deposit	11,517	11,517
TOTAL OTHER ASSETS	13,517	13,517

TOTAL ASSETS	$123,321	$127,036

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,605,470	$1,551,400
Accounts payable - related parties	96,518	68,618
Accrued former officer compensation	740,000	740,000
Accrued expenses	321,957	316,686
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $9,700 and $150,056 debt discounts and premiums	212,733	498,322
Convertible secured promissory notes, net of $60,990 and $65,372 put premiums	160,070	175,372
Conversion option liability	262,476	645,055
Notes payable	330,000	330,000
Notes payable, related party	27,300	27,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	222,565	217,143
Accrued interest - related party	1,014	384

TOTAL CURRENT LIABILITIES	4,127,368	4,717,545

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 450,000,000 shares authorized;
361,362,350 and 153,359,858 shares issued and 359,862,350 and 151,859,858
shares outstanding at July 31, 2020 and April 30, 2020, respectively	359,862	151,860
Additional paid-in capital	24,256,291	24,065,032
Accumulated deficit	(28,620,200)	(28,807,401)

TOTAL STOCKHOLDERS’ DEFICIT	(4,004,047)	(4,590,509)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,321	$127,036

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	July 31, 2020	July 31, 2019

Operating Expenses
Professional fees	$83,184	$104,361
General and administrative	36,181	74,378
Total Operating Expenses	119,365	178,739

Operating Loss	(119,365)	(178,739)

Other Income (Expense)
Tax penalties and interest	(5,272)	(4,966)
Interest expense	(36,196)	(148,984)
Other expense	(3,750)	-
Initial fair value of conversion option liability	-	(326,275)
Gain from change in fair value of conversion option liability	351,784	216,743
Total Other Income (Expense)	306,566	(263,482)

Net Income (Loss)	$187,201	$(442,221)

Basic Net Income (Loss) Per Share	$0.00	$(0.00)
Diluted Net Income (Loss) Per Share	$0.00	$(0.00)

Weighted Average Shares - Basic	241,338,556	93,848,929
Weighted Average Shares - Diluted	425,921,715	93,848,929

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended July 31, 2020

Balance at April 30, 2020	151,859,858	$151,860	$24,065,032	$(28,807,401)	$(4,590,509)
Conversion of convertible secured promissory note	9,100,000	9,100	1,820	-	10,920
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	4,382	-	4,382
Conversion of convertible unsecured promissory notes and accrued interest	197,802,492	197,802	(29,404)	-	168,398
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	144,366	-	144,366
Issuance of common stock - $0.04 per share	1,000,000	1,000	39,000	-	40,000
Issuance of common stock - $0.004 per share	100,000	100	300	-	400
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	30,795	-	30,795
Net income, three months ended July 31, 2020	-	-	-	187,201	187,201

Balance at July 31, 2020	359,862,350	$359,862	$24,256,291	$(28,620,200)	$(4,004,047)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended July 31, 2019

Balance at April 30, 2019	92,993,073	$92,993	$23,815,614	$(27,297,245)	$(3,388,638)
Issuance of stock warrant with convertible unsecured promissory notes	-	-	24,960	-	24,960
Conversion of convertible secured promissory note	900,901	901	9,099	-	10,000
Issuance of common stock - $0.02 per share	2,500,000	2,500	47,500	-	50,000
Net loss, three months ended July 31, 2019	-	-	-	(442,221)	(442,221)

Balance at July 31, 2019	96,393,974	$96,394	$23,897,173	$(27,739,466)	$(3,745,899)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,
	July 31, 2020	July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$187,201	$(442,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	-	10,083
Amortization of debt discount on convertible unsecured promissory notes	4,010	38,108
Conversion fees on convertible unsecured promissory notes	3,750	-
Accretion of put premium liability	-	74,138
Initial fair value of conversion option liability	-	326,275
Gain from change in fair value of conversion option liability	(351,784)	(216,743)
Changes in operating assets and liabilities:
Equipment deposit	-	(25,000)
Accounts payable	54,070	1,655
Accounts payable - related parties	27,900	(757)
Accrued expenses	5,271	4,965
Accrued interest	24,837	19,936
Accrued interest - related party	630	-
Net cash used in operating activities	(44,115)	(209,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Football equipment	-	(46,223)
Net cash used in investing activities	-	(46,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	-	207,200
Proceeds from issuance of common stock	40,400	50,000
Net cash provided by financing activities	40,400	257,200

NET INCREASE (DECREASE) IN CASH	(3,715)	1,416
CASH - BEGINNING OF PERIOD	3,796	5,417
CASH - END OF PERIOD	$81	$6,833

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion of promissory notes	$148,748	$-
Reduction in fair value of conversion option liability for conversion of promissory notes	$30,795	$-
Issuance of stock warrant with convertible unsecured promissory notes	$-	$24,960
Conversion of convertible secured promissory note	$10,920	$10,000
Conversion of convertible unsecured promissory notes	$145,233	$-
Conversion of accrued interest on convertible unsecured promissory notes	$19,415	$-
Discounts related to derivative liabilities	$-	$96,790

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “us” or “our”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Extensive work by management is presently underway and our official launch is planned to commence with tryout camps held at multiple locations From December 2020 through March 2021, with a full training camp in April 2021. This will be followed by a planned regular season with six (6) teams and we anticipate holding one championship game following the 2021 regular season.

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying unaudited financial statements, the Company had no revenues and had a net income of $187,201 and a net loss of $442,221 for the three months ended July 31, 2020 and 2019, respectively. The net income for the three months ended July 31, 2020 was primarily from a $351,784 non-cash gain from the change in fair value of a conversion option liability. Additionally, the Company had net cash used in operating activities of $44,115 and $209,561 for the three months ended July 31, 2020 and 2019, respectively. At July 31, 2020, the Company has a working capital deficit of $4,074,787, an accumulated deficit of $28,620,200 and a stockholders’ deficit of $4,004,047, which could have a material impact on the Company’s financial condition and operations.

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations. The spread of the pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

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

July 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the filing of the Company’s Form 10-Q with the Securities and Exchange Commission (“SEC”). Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs from the sale of public equity securities and debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans $30 million of additional financing comprised of (1) we are in discussions with individual investors to raise a minimum of $3,000,000 by October 31, 2020 and (2) a tiered subsequent raise of $27 million between November and December 2020. The $30 million raise will cover the Company’s anticipated expenses for its planned 6 team 8 game regular season in 2021.

The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as filed with the SEC on August 13, 2020. The interim operating results for the three months ending July 31, 2020 are not necessarily indicative of operating results expected for the full year.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2020 and April 30, 2020.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2020 and April 30, 2020, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at July 31, 2020 and April 30, 2020, respectively. The football and office equipment are held in storage to be utilized in the planned league operations in 2021. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the three months ended July 31, 2020 or 2019, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

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

July 31, 2020

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

The Company’s financial instruments consist principally of cash, accounts payable, put premium liability, unsecured convertible notes payable, secured convertible notes payable, notes payable and notes payable – related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the Company believes that the recorded values of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis consist of the following at July 31, 2020 and April 30, 2020:

	Carrying Value At July 31,	Fair Value Measurements at July 31, 2020
	2020	Level 1	Level 2	Level 3

Conversion option liability	$262,476	$—	$—	$262,476

	Carrying Value At April 30,	Fair Value Measurements at April 30, 2020
	2020	Level 1	Level 2	Level 3

Conversion option liability	$645,055	$-	$-	$645,055

The following is a summary of activity of Level 3 assets and liabilities for the three months ended July 31, 2020:

Conversion Option Liability
Balance – April 30, 2020	$645,055
Reduction in fair value of conversion option liability for conversion of promissory note	(30,795)
Gain from change in the fair value of conversion option liability	(351,784)
Balance – July 31, 2020	$262,476

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statements of Operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Leases

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Lease (Topic 842)” whereby lessees need to recognize leases on their balance sheet as a right of use asset and a corresponding lease liability. The Company adopted this standard as of May 1, 2019 using the effective date method. As a part of our policy, we have chosen to exclude leases with a lease term of one year or less. Accordingly, we have no leases over one year and thus the adoption of this standard did not have any effect on the accompanying unaudited financial statements.

Revenue Recognition

League Tryout Camps

The Company recognizes league tryout camp revenue on the dates that the tryout camps were held. There were no tryout camps held by the Company during the three months ended July 31, 2020 or 2019, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the three months ended July 31, 2020 and 2019, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At July 31, 2020 and 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share per ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and we have excluded all dilutive potential common shares because their effect is anti-dilutive, with the exception for the three-month period ended July 31, 2020, which is detailed in the table below.

Diluted EPS for the three months ended July 31, 2020 is as follows:

Numerator:
Net Income	$187,201

Denominator
Weighted Average Shares - Basic	241,338,556
Convertible unsecured notes payable	119,384,456
Convertible secured notes payable	65,198,703
Weighted Average Shares - Diluted	425,921,715

Basic Net Income Per Share	$0.00
Diluted Net Income Per Share	$0.00

For the three months ended July 31, 2020, stock options to purchase 1,200,000 shares of common stock at an average exercise price of $0.05 per share, stock warrants to purchase 1,800,000 shares of common stock at an average purchase price of $0.13 per share and a $50,000 convertible unsecured promissory note and accrued interest at a conversion rate of $0.30 per share or 202,510 shares of common stock were anti-dilutive and not included in the computation of diluted earnings per share above because the exercise or conversion price was greater than the average market price of the common stock during the period.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed. The Company does not include legal costs in its estimates of amounts to accrue.

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

Recent Accounting Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after July 31, 2020 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	July 31, 2020	April 30, 2020
Penalties and interest - unpaid state income tax	$244,793	$239,522
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$321,957	$316,686

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT

	July 31, 2020	April 30, 2020
Notes Payable:
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	$100,000	$100,000
June. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020	30,000	30,000
Total Notes Payable	$330,000	$330,000

At July 31, 2020 and April 30, 2020, the Company has recorded $330,000 of Notes Payable. Of these amounts, $230,000 is from seven third parties and the principal and interest are payable on demand with an interest rate from 4% to 8% annually. Included in the $330,000 balance is a $100,000 Note Payable dated November 18, 2015 that is in default and the Company has recorded a $5,400 late fee as accrued expense in the accompanying unaudited Balance Sheets at July 31, 2020 and April 30, 2020, respectively. See Note 2 – Accrued Expenses.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at July 31, 2020. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At July 31, 2020, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

On the note issue date of September 25, 2019, the Company recorded $14,716 for the following debt discounts as offsets to the $70,000 Note Payable and were amortized over the six-month term: (1) original issue discount of $9,216 and (2) debt issue costs of $5,500. The entire $14,716 of debt discounts were amortized to interest expense by April 30, 2020.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. See Note 7 – Commitments and Contingencies.

For the three months ended July 31, 2020, the Company recorded $8,166 of interest expense for Notes Payable in the accompanying unaudited Statement of Operations and at July 31, 2020, the Company has recorded $73,914 of interest related to the Notes Payable as accrued interest in the accompanying unaudited Balance Sheet.

	July 31, 2020	April 30, 2020
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300
Mar. 5, 2020. Interest at 10% and principal due November 5, 2020	25,000	25,000
Total Notes Payable – Related Party	$27,300	$27,300

At July 31, 2020 and April 30, 2019, the Company has previously recorded $2,300 of Notes Payable, Related Party from a former officer of the Company. There is no formal agreement and no interest is being accrued by the Company with the principal due on demand.

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on November 5, 2020, by virtue of an extension. See Note 6 – Related Parties.

For the three months ended July 31, 2020, the Company recorded $630 of interest expense in the accompanying unaudited Statement of Operations. At July 31, 2020 and April 30, 2020, the Company has recorded $1,014 and $384 of accrued interest, related party in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

	July 31, 2020	April 30, 2020
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020. In Default	14,550	51,350

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	145,916

December 5, 2019, Interest at 10% - principal and interest due December 5, 2020	-	63,000

January 21, 2020, Interest at 10% - principal and interest due January 21, 2021	-	38,000

Plus: put premium	9,700	154,066

Less: debt discount	-	(4,010)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$212,733	$498,322

At April 30, 2020, the Company has previously recorded $50,000 of convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at July 31, 2020 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 202,510 shares of common stock at July 31, 2020.

For the three months ended July 31, 2020, the Company recorded $630 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2020, the Company has recorded $10,753 of interest related to the convertible unsecured promissory note as accrued interest in the accompanying unaudited Balance Sheet.

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

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

The Company may reject the Back-End Note by giving thirty (30) day prior written notice. Such notice must be given 30 days prior to the six (6) month anniversary of the Back-End Note. The cash funding of the Back-End Note is contingent on the Company maintaining a closing bid price at all times in excess of $0.008 per share.

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note is due and payable on August 2, 2020, by virtue of a signed extension. See Note 8 – Subsequent Events.

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

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $166,667 of value at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the First Note was classified as stock settled debt and on the note issue date of May 2, 2019, the Company recorded a $66,667 put premium liability with an offset to interest expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

From November 18, 2019 to April 15, 2020, the lender converted $48,650 of the principal amount of the First Note and $3,444 of accrued interest into 22,167,880 shares of the Company’s common stock. At April 30, 2020, the principal balance of the First Note was $51,350. As a result of the partial conversions, the Company reclassified $32,434 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $34,233 at April 30, 2020. See Note 4 – Stock.

From May 7, 2020 to June 23, 2020, the lender converted $36,800 of the principal amount of the First Note and $3,949 of accrued interest into 41,622,179 shares of the Company’s common stock. At July 31, 2020, the principal balance of the First Note was $14,550. As a result of the partial conversions, the Company reclassified $24,533 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,700 at July 31, 2020. See Note 4 – Stock.

On May 2, 2019, the Company recorded the following as offsets to the First Note to be amortized over the 1-year term: (1) original issue discount of $2,150 and (2) debt issue costs of $12,400, or a total of $14,550. At April 30, 2020, the remaining unamortized balance was $40. For the three months ended July 31, 2020, the Company recorded $40 for the final amortization of the remaining debt discounts to interest expense in the accompanying unaudited Statement of Operations.

For the three months ended July 31, 2020, the Company recorded $787 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2020, the Company has recorded $2,167 of interest (net of $3,949 converted above) related to the convertible unsecured promissory note as accrued interest in the accompanying unaudited Balance Sheet.

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

On May 8, 2019, the Company received $121,750 of net proceeds for working capital purposes from the issuance of a $150,000 face value convertible promissory note with debt issue costs paid to or on behalf of the lender of $28,250. The terms include interest accrued at 12% annually and the principal and any amount of the principal or interest on the promissory note which is not paid when due shall bear interest at the rate of the lower of twenty-four percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The promissory note was due and payable on February 8, 2020 and is currently in default.

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

July 31, 2020

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

The Company evaluated the promissory note in accordance with ASC 815 “Derivatives and Hedging” and determined that there was a conversion option feature that should be bifurcated and accounted for as a conversion option liability in the balance sheet at fair value. The initial valuation and recording of the conversion option liability was $446,862, using the Binomial Lattice Option Pricing Model with the following assumptions: stock price $0.02, conversion price $0.0067, expected term of 9 months, expected volatility of 383% and discount rate of 2.38%. The initial $446,862 conversion option liability assumed that 22,354,694 shares would be issued upon conversion of the promissory note.

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

On the note issue date of May 8, 2019, the Company recorded the following debt discounts as offsets to the $150,000 promissory note to be amortized over the nine-month term of the note: (1) debt issue costs of $28,250, (2) warrant fair value of $24,960 and (3) conversion option liability of $96,790. As a result, the Company recorded a $326,275 expense for the initial fair value of the conversion option liability, recorded as a separate item in Other Income (Expense).

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at July 31, 2020 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

For the period from the note issue date of May 8, 2019 to April 30, 2020, the Company recorded $150,000 for the full amortization of the debt discounts discussed above and recorded to interest expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

From November 15, 2019 to April 23, 2020, the lender converted $4,084 of principal, $16,609 of accrued interest and $3,000 of conversion fees into 19,888,880 shares of the Company’s common stock. At April 30, 2020, the principal balance of the promissory note was $150,000.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2020 that resulted in a value of $645,055 with the following assumptions; stock price $0.0030, conversion price $0.0007, expected term of 0.25 years, expected volatility of 437% and discount rate of 0.09%. The term of the promissory note ended on February 8, 2020, the due date. As a result, the Company utilized an expected term of 90 days or 0.25 years to perform the calculation above. As a result, for the year ended April 30, 2020, the Company recorded $453,722 of a loss from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in in the accompanying Statement of Operations.

From June 15, 2020 to June 29, 2020, the lender converted $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of the Company’s common stock. At July 31, 2020, the principal balance of the promissory note was $138,483.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the conversion dates from June 15, 2020 to June 29, 2020 and at July 31, 2020, that resulted in an estimated conversion option liability of $262,476. The Company recorded a total gain of $351,784 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying unaudited Statement of Operations for the three months ended July 31, 2020. Additionally, the Company reclassified $30,795 of the conversion option liability to additional paid in capital for the change in the fair value of conversion option liability related to the conversions of principal amounts on the respective dates.

For the revaluation of the conversion option liability at July 31, 2020, it was estimated with the following assumptions: stock price $0.0025, conversion price $0.0013, expected term of 0.25 years, expected volatility of 372% and discount rate of 0.09%.

For the three months ended July 31, 2020, the Company recorded $8,771 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2020, the Company has recorded $3,572 of interest (net of $10,416 converted above) related to the convertible unsecured promissory note as accrued interest in the accompanying unaudited Balance Sheet.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

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

The Company evaluated the convertible promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $157,500.

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $94,500 of value, excluding principal, at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory note was recorded as stock settled debt on the note issue date, and the Company recorded a $94,500 put premium liability with an offset to interest expense.

On December 5, 2019, the Company recorded debt issue costs of $3,000 as an offset to the promissory note and amortized over the 1-year term. From December 5, 2019 to April 30, 2020, the Company recorded $1,208 for amortization of the debt discounts to interest expense and the debt discount balance was $1,792 at April 30, 2020.

From June 8, 2020 to June 18, 2020, the Lender elected to convert the entire principal amount of $63,000 and $3,150 of accrued interest into 65,492,425 shares of common stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,792 was amortized to interest expense in the accompanying unaudited Statement of Operations for the three months ended July 31, 2020.

For the three months ended July 31, 2020, the Company recorded $613 of interest expense in the accompanying unaudited Statement of Operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – January 21, 2020

On January 21, 2020, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $38,000, convertible into shares of common stock of the Company. The Company received $35,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or January 21, 2021.

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

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $63,333.

Regardless of changes in the fair value of the Company’s Common Stock, the lender will receive $25,333 of value, excluding principal, at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of January 21, 2020, and the Company recorded a $25,333 put premium liability with an offset to interest expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

On January 21, 2020, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. For the period from January 21, 2020 to April 30, 2020, the Company recorded $822 for amortization of the debt discounts to interest expense and the debt discount balance was $2,178 at April 30, 2020.

From July 23, 2020 to July 27, 2020, the Lender elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $2,178 was amortized in full to interest expense in the accompanying unaudited Statement of Operations for the three months ended July 31, 2020.

For the three months ended July 31, 2020, the Company recorded $859 of interest expense in the accompanying unaudited Statement of Operations.

	July 31, 2020	April 30, 2020
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$19,080	$30,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Plus: put premium	60,990	65,372

Total Convertible Secured Notes Payable	$160,070	$175,372

Convertible Secured Note Payable - #1

At July 31, 2020, the Company has recorded a remaining balance of $19,080 from an original $550,000 face value convertible secured promissory note, which had a balance of $30,000 at April 30, 2020. On June 18, 2020, the lender elected to convert $10,920 of the principal amount of the promissory note into 9,100,000 shares of common stock. As a result of this conversions, the promissory note balance is $19,080 at July 31, 2020. See Note 4 – Stock.

The Conversion Price of the secured promissory note is equal to Seventy Percent (70%) of the of the average of the three lowest trades of the Common Stock during the twenty (20) trading Days immediately preceding a conversion date.  The Company calculated a conversion price of $0.0016 per share for the promissory note balance of $19,080 that would convert into 11,865,370 shares of common stock at July 31, 2020.

The promissory note was due and payable on June 9, 2017 and as a result, is in default at July 31, 2020. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

The Company re-evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the promissory note (1) embodies an unconditional obligation and (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based on a monetary amount known. In accordance with ASC 480, the promissory note was classified as stock settled debt and the Company recorded a $32,143 put premium liability.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 3 – DEBT (CONTINUED)

As a result of partial conversions, the Company reclassified $20,104 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance is $12,039 at April 30, 2020.

As a result of the $10,920 partial conversion discussed above, the Company reclassified $4,382 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance is $7,657 at July 31, 2020.

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum from the due date thereof until paid. During the three months ended July 31, 2020, the Company recorded $1,381 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2020, $104,810 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

Convertible Secured Note Payable - #2

At July 31, 2020 and April 30, 2020, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at July 31, 2020. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. The Conversion Price of the secured promissory note is equal to Sixty Percent (60%) of the of the average of the lowest trade of the Common Stock during the ten (10) trading Days immediately preceding a conversion date.  The Company calculated a conversion price of $0.0010 per share for the promissory note balance of $80,000 that would convert into 53,333,333 shares of common stock at July 31, 2020.

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

Effective May 17, 2019, the Company is accruing interest at the default rate of eighteen percent (18%) per annum from the due date thereof until paid. During the three months ended July 31, 2020, the Company recorded $3,630 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2020, $27,349 of accrued interest was recorded in the accompanying unaudited Balance Sheet.

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 450,000,000 shares of common stock at $0.001 par value per share. Effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 300,000,000 to 450,000,000. See Note 7 – Commitments and Contingencies for discussion related to authorized securities. At July 31, 2020, 361,362,350 shares were issued, and 359,862,350 shares were outstanding. There are 1,500,000 shares of stock issued to former officers that were terminated prior to the vesting period of four years through July 14, 2018 and excluded from the shares issued at July 31, 2020. In accordance with their employment agreements, if the Employee’s employment is terminated by Employee or the Company, any shares not yet released to Employee upon the termination date shall be returned to Company treasury, and Employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the 1,500,000 unvested shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 4 – STOCK (CONTINUED)

Common Stock Issued

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

From June 15, 2020 to June 29, 2020, a lender of an original $150,000 face value unsecured promissory note, elected to convert $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of common stock resulting in a note balance of $138,483 after the conversions. See Note 3 – Debt.

Effective June 18, 2020, a lender of an original $550,000 face value convertible secured promissory note elected to convert $10,920 of the principal amount of the promissory note into 9,100,000 shares of common stock resulting in a note balance of $19,080 after the conversion. See Note 3 – Debt.

From July 23, 2020 to July 27, 2020, a lender of an original $38,000 face value unsecured promissory note, elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock. See Note 3 – Debt.

NOTE 5 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the three months ended July 31, 2020:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2020	1,200,000	$0.05	4.21	$-
Outstanding, July 31, 2020	1,200,000	$0.05	3.96	$-
Exercisable, July 31, 2020	1,200,000	$0.05	3.96	$-

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 5 – STOCK BASED COMPENSATION (Continued)

Stock Warrants

The following table summarizes stock warrant activity of the Company for the three months ended July 31, 2020:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2020	1,800,000	$0.13	1.77	$-
No activity	-	$-	-	$-
Outstanding, July 31, 2020	1,800,000	$0.13	1.51	$-
Exercisable, July 31, 2020	1,800,000	$0.13	1.51	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by the Chief Marketing Officer of the Company. The Master Agreement has a term through November 30, 2020, by virtue of an executed amendment, and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by August 31, 2020. See Note 8 – Subsequent Events. From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying unaudited Balance Sheet at July 31, 2020.

Additionally, the Master Agreement specified that the Company would reimburse the consulting firm for out of pocket expenses and in May 2019, the Company paid $18,131 to the consulting firm for out of pocket expenses.

At July 31, 2020, the Company has recorded $96,518 of accounts payable – related parties for Company related expenses. This includes $90,250 to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $70,350 of expenses related to a consulting agreement with the Company, $16,600 of expenses related to an office in home and $3,300 of advances made to the Company. Additionally, the balance at July 31, 2020 includes $6,268 paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

On March 5, 2020, a member of the Board of Directors, provided $25,000 of proceeds to the Company through the issuance of a Note Payable.  See Note 3 – Debt.  The Note Payable terms include an annual interest rate of 10% and is due and payable on November 5, 2020, by virtue of an extension. At July 31, 2020, the Company has recorded the proceeds as note payable, related party. During the three months ended July 31, 2020, the Company recorded $630 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2020, $1,014 of accrued interest, related party is recorded in the accompanying unaudited Balance Sheet. See Note 3 - Debt.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying unaudited Balance Sheet at July 31, 2020. The Company has received no further correspondence related to this judgment.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $6,720 of interest expense related to the unpaid invoices during the three months ended July 31, 2020 resulting in a total amount owed of $328,001 classified as accounts payable in the accompanying unaudited Balance Sheet at July 31, 2020. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above. The Company disputes the claim made by Mr. Bovi.

BodyHype:

In 2016, the Company entered an agreement with BodyHype of Canada to be the Company’s official uniform supplier. BodyHype has made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying unaudited Balance Sheets at July 31, 2020. The Company disputes the charge with BodyHype.

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. The chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and H&J.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2020. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment debt for $25,000. The Company rejected the offer and the judgment remains unpaid. See Note 2 – Accrued Expenses.

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

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at July 31, 2020 as the judgment remains unpaid.

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to Lamnia in the accompanying unaudited Balance Sheet at July 31, 2020. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Unpaid Taxes and Penalties

At July 31, 2020, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at July 31, 2020. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $244,793, which is included as accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2020. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee not being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at July 31, 2020 (See Note 2 – Accrued Expenses). As of the date of these unaudited financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

July 31, 2020

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

The parties disputed the services provided and terminated the agreement in July 2019. A legal firm representing the consulting firm contacted the Company and claimed that the Company owes $90,000 for services, which the Company disputes. The Company completed an analysis of services provided and believes that the $90,000 claim is significantly overstated. Based upon invoices that were provided by the consulting firm later, the Company recorded $60,000 of accounts payable in the accompanying unaudited Balance Sheet at July 31, 2020, which the Company disputes.

Lease Agreements and Use Permit

Effective March 12, 2019, the Company entered into a lease agreement for the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event was $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at July 31, 2020. The Company has received correspondence that the $5,000 lease deposit will be transferred successfully to the 2021 football season.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company had previously funded a $25,000 deposit on July 25, 2019 (see above discussion) with a third-party related to the football equipment and as a result of the new agreement with the Lender, the $25,000 deposit was no longer valid and was recorded as other expense in the accompanying Statement of Operations for the year ended April 30, 2020.

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company has recorded the $11,000 payment as Office Equipment in accompanying unaudited Balance Sheet at July 31, 2020.

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

Effective February 18, 2020, the Company and the Lender executed a Forbearance Agreement related to the Company not purchasing the football equipment above by the deadline of January 31, 2020. The non-payment of the football equipment constituted an Event of Default under the promissory note. The Forbearance Agreement extended the purchase date of the football equipment by the Company to March 25, 2020 (“Forbearance Termination Date”). On or before the Forbearance Termination Date, the Company shall purchase from the Lender the football equipment for (i) a purchase price equal to $435,000, if purchased prior to February 29, 2020, or (ii) a purchase price equal to $470,000, if purchased between March 1, 2020 and the Forbearance Termination Date. See discussion below related to Forbearance Termination Date.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

On July 21, 2020, the Company received correspondence from the Lender that forbears on any defaults or default implications until August 30, 2020, as they relate to the $70,000 and $30,000 promissory notes. See Note 3 – Debt and Note 8 – Subsequent Events.

Failure to Reserve Sufficient Shares of Common Stock.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock for the potential conversion of these securities. See Note 3 – Debt and Note 4 - Stock. At July 31, 2020, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has authorized. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company.

NOTE 8 – SUBSEQUENT EVENTS

On August 17, 2020, a lender of an original $100,000 face value convertible unsecured promissory note, elected to convert $2,380 of the principal amount and $299 of accrued interest into 2,126,420 shares of common stock resulting in a note balance of $12,170 after the conversion. See Note 3 – Debt.

Effective August 2, 2020, the Company was in default of a $100,000 face value convertible redeemable promissory note (First Note”). However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. See Note 3 – Debt.

Effective August 30, 2020, the Company had not received an extension of the due date related to a $70,000 note payable and a $30,000 note payable. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. See Note 3 – Debt.

Effective August 31, 2020, the Company had not received an extension of the due date of obtaining a minimum $3,000,000 of investor funding as related to a Master Agreement with a related party consulting firm to provide services for the Company’s football operations. The consulting firm is owned by the Chief Marketing Officer of the Company and a s result, the services to be provided may not be provided. See Note 6 – Related Parties.

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

The following discussion is qualified by reference to and should be read in conjunction with our Company’s unaudited financial statements and the notes thereto.

Plan of Operation

The Company is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League (currently suspended operations and not expected to play in 2020), 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. While the AAF and XFL Leagues have ceased operations, they did prove the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model, expense structure, venue selection and rents.

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders, which have impacted and restricted various aspects of the Company’s operations. The spread of the pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

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

We expect we will need additional short-term financing as well as financing over the next 12 months and specifically, the Company plans $30 million of additional financing comprised of (1) we are in discussions with individual investors to raise at minimum of $3,000,000 by October 31, 2020 and (2) a tiered subsequent raise of $27 million between October and December 2020. The $30 million raise will cover the Company’s anticipated expenses for its 6 team 8 game regular season in 2021. Through the issuance date of this report on Form 10-Q, smaller investments have been received to meet certain Company expenses.

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

Professional Sports Market

MLFB recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, Major League Football’s defined objective is to position itself as an independent, non-adversarial football league. Major League Football believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. MLB staff have held meetings with high ranking NFL officials to discuss our plans.

MLFB will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

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

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues and had a net income of $187,201 and a net loss of $442,221 for the three months ended July 31, 2020 and 2019, respectively. The net income for the three months ended July 31, 2020 was primarily from a $351,784 non-cash gain from the change in fair value of a conversion option liability. Additionally, the Company had net cash used in operating activities of $44,115 and $209,561 for the three months ended July 31, 2020 and 2019, respectively. At July 31, 2020, the Company has a working capital deficit of $4,074,787, an accumulated deficit of $28,620,200 and a stockholders’ deficit of $4,004,047, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending July 31, 2020, compared to the three months ended July 31, 2019

For the three months ended July 31, 2020 and 2019, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended July 31, 2020 were $119,365 as compared to total operating expenses for the three months ended July 31, 2019 of $178,739 or a decrease of $59,374. The decrease in expense from 2019 to 2020 was from a $21,177 decrease in professional fees and a $38,197 decrease in general and administrative expenses. The decrease in professional fees was primarily from a $23,475 decrease in consulting fees, offset by a $2,934 increase in investor relation fees. The decrease in consulting fees was primarily related $19,800 of sports apparel and merchandise consulting in 2019 with no comparable amount in 2020. The $38,197 decrease in general and administrative expenses was primarily from $35,329 of workers compensation insurance in 2019 with no comparable amount in 2020.

Other income (expense) for the three months ended July 31, 2020 was $306,566 of income compared to ($263,482) of expense for the three months ended July 31, 2019 or an increase in income of $570,048. The increase in income from 2019 to 2020 was primarily from (1) a $326,275 loss for the initial fair value of a conversation option liability in 2019 with no comparable amount in 2020, (2) a $135,041 increase in the gain in change of fair value of conversion option liability and (3) $112,788 decrease in interest expense. The decrease in interest expense was primarily from $66,667 of put premium liability in 2019 with no comparable amount in 2020 and a $44,180 decrease in the amortization of debt discounts on convertible promissory notes.

Because of the above, we had a net income of $187,201 as compared to a net loss of $442,221 for the three months ended July 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $81 of cash at July 31, 2020. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the three months ended July 31, 2020 and 2019:

	For the Three months Ended,
	July 31, 2020	July 31, 2019

Net cash used in operating activities	$(44,115)	$(209,561)
Net cash used in investing activities	-	(46,223)
Net cash provided by financing activities	40,400	257,200

Net increase (decrease) in cash	$(3,715)	$1,416

Net Cash Used in Operating Activities

Net cash used in operating activities was $44,115 during the three months ended July 31, 2020, compared to $209,561 used during the three months ended July 31, 2019, or a decrease in cash used of $165,446. Even though the Company had net income of $187,201 for 2020, this was entirely because of a non-cash $351,784 gain from change in fair value of conversion option liability. After adjusting for this, the Company would have had a net loss of $164,583 for 2020. For 2019, the Company had a net loss of $442,221 and adjusting for (1) a $216,743 non-cash gain from change in fair value of conversion option liability and (2) $326,275 non-cash loss from the initial fair value of conversion option liability, the adjusted net loss for 2019 would be $332,689. After making these adjustments, the adjusted 2020 net loss would be $164,583 as compared to an adjusted net loss of $332,689 for 2019, or a decrease of $168,106. The above analysis shows that the decrease in the net cash used in operating activities was primarily from a decrease in the expenses of the Company from 2019 to 2020.

Net Cash Used in Investing Activities

Investing activities used were $0 during the three months ended July 31, 2020, compared to $46,223 used during the three months ended July 31, 2019, or a decrease of $46,223. In 2019, the $46,223 was for the purchase of football equipment with no comparable amount in 2020.

Net Cash Provided by Financing Activities

Financing activities provided $40,400 of net cash during the three months ended July 31, 2020, as compared to $257,200 provided during the three months ended July 31, 2019, or a decrease of $216,800. The decrease in net cash provided from 2019 to 2020 was primarily from $207,200 of proceeds from the issuance of convertible unsecured promissory notes with no comparable amount in 2020. Additionally, the decrease was from a $9,600 decrease in proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

At July 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our Company’s accounting policies are more fully described in Note 1 of Notes to unaudited Condensed Financial Statements. As disclosed in Note 1 of the unaudited Condensed Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Significant Events

On June 22, 2020, William G. Lyons submitted his resignation from his position as a member of the Board of Directors of the Company, effective August 1, 2020.   Mr. Lyon’s did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required herein is incorporated by reference from Note 7 – Commitments and Contingencies in the Notes to the Unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

From June 15, 2020 to June 29, 2020, a lender of an original $150,000 face value unsecured promissory note, elected to convert $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of common stock resulting in a note balance of $138,483 after the conversions.

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

Major League Football, Inc.

September 14, 2020	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

