Form 10-Q/A
period 2020-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2020-09-16
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Major League Football, Inc. “Company,” “our” or “we”) filed a quarterly report on Form 10-Q for the period ended July 31, 2020 on September 14, 2020.  The Company incorrectly checked that it was a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Company is filing this Form 10-Q/A for the period ended July 31, 2020 to correct the response to No, as we are not a shell company as defined by Rule 12b-2 of the Exchange Act.

The above is the only change being made by the filing of this Form 10-Q/A for the period ended July 31, 2020.

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

Major League Football, Inc.

September 16, 2020	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

