Form 10-Q
period 2020-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2020-12-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class	Outstanding as of December 14, 2020
Common Stock, $0.001 par value per share	403,708,770

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

October 31, 2020

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,376	$3,796
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	54,876	56,296

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,000	2,000
Lease deposit	11,517	11,517
TOTAL OTHER ASSETS	13,517	13,517

TOTAL ASSETS	$125,616	$127,036

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,604,253	$1,551,400
Accounts payable - related parties	128,818	68,618
Accrued former officer compensation	740,000	740,000
Accrued expenses	327,307	316,686
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $9,250 and $150,056 debt discounts and premiums	209,903	498,322
Convertible secured promissory notes, net of $53,333 and $65,372 put premiums	133,333	175,372
Conversion option liability	234,449	645,055
Notes payable	332,300	330,000
Notes payable, related party	55,000	27,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	243,850	217,143
Accrued interest - related party	2,301	384

TOTAL CURRENT LIABILITIES	4,158,779	4,717,545

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 600,000,000 shares authorized;
388,708,770 and 153,359,858 shares issued and 387,208,770 and 151,859,858
shares outstanding at October 31, 2020 and April 30, 2020, respectively	387,209	151,860
Additional paid-in capital	24,283,810	24,065,032
Accumulated deficit	(28,704,182)	(28,807,401)

TOTAL STOCKHOLDERS’ DEFICIT	(4,033,163)	(4,590,509)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,616	$127,036

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019

Operating Expenses
Professional fees	$54,996	$61,482	$138,180	$165,843
General and administrative	22,022	19,562	58,203	93,940
Total Operating Expenses	77,018	81,044	196,383	259,783

Operating Loss	(77,018)	(81,044)	(196,383)	(259,783)

Other Income (Expense)
Tax penalties and interest	(5,400)	(5,040)	(10,672)	(10,006)
Interest expense	(29,591)	(71,506)	(65,787)	(220,490)
Other expense	-	(25,000)	(3,750)	(25,000)
Initial fair value of conversion option liability	-	(23,797)	-	(350,072)
Gain (loss) from change in fair value of conversion option liability	28,027	(380,698)	379,811	(163,955)
Total Other Income (Expense)	(6,964)	(506,041)	299,602	(769,523)

Net Income (Loss)	$(83,982)	$(587,085)	$103,219	$(1,029,306)

Basic Net Income (Loss) Per Share	$(0.00)	$(0.01)	$0.00	$(0.01)
Diluted Net Income (Loss) Per Share	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted Average Shares - Basic	378,488,671	96,464,862	309,913,613	95,156,896
Weighted Average Shares - Diluted	378,488,671	96,464,862	552,762,628	95,156,896

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended October 31, 2020

Balance at July 31, 2020	359,862,350	$359,862	$24,256,291	$(28,620,200)	$(4,004,047)

Conversion of convertible secured promissory note	12,720,000	12,720	6,360	-	19,080
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	7,657	-	7,657
Conversion of convertible unsecured promissory notes	2,126,420	2,127	552	-	2,679
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	450	-	450
Issuance of common stock - $0.02 per share	12,500,000	12,500	12,500	-	25,000
Net loss, three months ended October 31, 2020	-	-	-	(83,982)	(83,982)

Balance at October 31, 2020	387,208,770	$387,209	$24,283,810	$(28,704,182)	$(4,033,163)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended October 31, 2019

Balance at July 31, 2019	96,393,974	$96,394	$23,897,173	$(27,739,466)	$(3,745,899)

Conversion of convertible secured promissory note	2,173,913	2,174	7,826	-	10,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, three months ended October 31, 2019	-	-	-	(587,085)	(587,085)

Balance at October 31, 2019	103,567,887	$103,568	$23,949,999	$(28,326,551)	$(4,272,984)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Six Months Ended October 31, 2020

Balance at April 30, 2020	151,859,858	$151,860	$24,065,032	$(28,807,401)	$(4,590,509)

Conversion of convertible secured promissory note	21,820,000	21,820	8,180	-	30,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	12,039	-	12,039
Conversion of convertible unsecured promissory notes	199,928,912	199,929	(28,852)	-	171,077
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	144,816	-	144,816
Issuance of common stock - $0.04 per share	1,000,000	1,000	39,000	-	40,000
Issuance of common stock - $0.004 per share	100,000	100	300	-	400
Issuance of common stock - $0.002 per share	12,500,000	12,500	12,500	-	25,000
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	30,795	-	30,795
Net income, six months ended October 31, 2020	-	-	-	103,219	103,219

Balance at October 31, 2020	387,208,770	$387,209	$24,283,810	$(28,704,182)	$(4,033,163)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Six Months Ended October 31, 2019

Balance at April 30, 2019	92,993,073	$92,993	$23,815,614	$(27,297,245)	$(3,388,638)

Issuance of stock warrant with convertible unsecured promissory notes	-	-	24,960	-	24,960
Conversion of convertible secured promissory note	3,074,814	3,075	16,925	-	20,000
Issuance of common stock - $0.02 per share	2,500,000	2,500	47,500	-	50,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, six months ended October 31, 2019	-	-	-	(1,029,306)	(1,029,306)

Balance at October 31, 2019	103,567,887	$103,568	$23,949,999	$(28,326,551)	$(4,272,984)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2020	October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,219	$(1,029,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	-	10,083
Amortization of debt discount on convertible unsecured promissory notes	4,010	82,526
Conversion fees on convertible unsecured promissory notes	3,750	-
Accretion of put premium liability	-	74,138
Initial fair value of conversion option liability	-	350,072
(Gain) loss from change in fair value of conversion option liability	(379,811)	163,955
Changes in operating assets and liabilities:
Accounts payable	52,853	28,236
Accounts payable - related parties	60,200	8,243
Accrued expenses	10,621	10,005
Accrued interest	46,421	40,304
Accrued interest - related party	1,917	-
Net cash used in operating activities	(96,820)	(261,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Football equipment	-	(46,223)
Office equipment	-	(11,000)
Net cash used in investing activities	-	(57,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	-	207,200
Proceeds from issuance of notes payable	-	55,284
Proceeds from issuance of note payable - related party	30,000	-
Proceeds from issuance of common stock	65,400	100,000
Net cash provided by financing activities	95,400	362,484

NET INCREASE (DECREASE) IN CASH	(1,420)	43,517
CASH - BEGINNING OF PERIOD	3,796	5,417
CASH - END OF PERIOD	$2,376	$48,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2020	October 31, 2019
NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion of promissory notes	$156,855	$-
Reduction in fair value of conversion option liability for conversion of promissory note	$30,795	$-
Issuance of stock warrant with convertible unsecured promissory notes	$-	$24,960
Conversion of convertible secured promissory note	$30,000	$10,000
Conversion of convertible unsecured promissory notes	$147,613	$-
Conversion of accrued interest on convertible unsecured promissory notes	$19,714	$-
Discounts related to derivative liabilities	$-	$96,790

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “us” or “our”) is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. Management of the Company has continued to prepare for a season in 2021 consisting of tryout camps in various locations around the country, a full two-week training camp in Lakewood Ranch, Florida in April 2021, followed by its regular season with 6 teams and one championship game following the regular season in early July 2021. The uncertainties surrounding these timeframes is described below.

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the unaudited financial statements, the Company had no revenues and had a net income of $103,219 and a net loss of $1,029,306 for the six months ended October 31, 2020 and 2019, respectively. The net income for the six months ended October 31, 2020 was primarily from a $379,811 non-cash gain from the change in fair value of a conversion option liability. Additionally, the Company had net cash used in operating activities of $96,820 and $261,744 for the six months ended October 31, 2020 and 2019, respectively. At October 31, 2020, the Company has a working capital deficit of $4,103,903, an accumulated deficit of $28,704,182 and a stockholders’ deficit of $4,033,163, which could have a material impact on the Company’s financial condition and operations.

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

Because of the pandemic, as of the date of this filing, we have no firm information on several material factors to our proposed football league including permitted spectators, if any, in the states and cities of our proposed games. Safety of our players and fans is our paramount concern, so scientific developments in testing and its costs and vaccine inoculations are critical. Governmental rules and regulations existing at the time of our season will bind us, at least as it relates to paid spectators, an important financial consideration. Anticipating that there may be some restrictions by local authorities still in place during the January-July 2021 timeframe when we have planned tryout camps, training camps, and our football season, management is revisiting its plans for a Demonstration Season, previously scheduled for the Spring and Summer of 2020. Management is reviewing a reduced schedule with several teams playing at reduced locations in 2021 but, broadcast on TV and other media means as planned for our regular seasons. We anticipate updating our stockholders when these factors are clarified.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

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

We require additional short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing initial short-term financing of approximately $3,000,000 for use in this plan and is in discussions with both individual and institutional investors with a goal to obtain the short-term funding by the end of January 2021. This is planned to be followed by a tiered subsequent raise of approximately $27 million anticipated between February 2021 and March 2021.  However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital. In relation to this anticipated capital raise to new investors, the Company recently increased its authorized shares of common stock by 150,000,000 to 600,000,000 authorized shares. Should a Demonstration Season be pursued rather than a full schedule, the funds required by the Company at this time may be less than the $27 million referred to above.

The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as filed with the SEC on August 13, 2020. The interim operating results for the six months ended October 31, 2020 are not necessarily indicative of operating results expected for the full fiscal year.

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

October 31, 2020

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2020 and April 30, 2020.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2020 and April 30, 2020, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at October 31, 2020 and April 30, 2020, respectively. The football and office equipment are held in storage to be utilized in the planned league operations in 2021. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the six months ended October 31, 2020 or 2019, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.

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

October 31, 2020

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

October 31, 2020

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

Assets and liabilities measured at fair value on a recurring basis consist of the following at October 31, 2020 and April 30, 2020:

	Carrying Value At October 31,	Fair Value Measurements at October 31, 2020
	2020	Level 1	Level 2	Level 3

Conversion option liability	$234,449	$—	$—	$234,449

	Carrying Value At April 30,	Fair Value Measurements at April 30, 2020
	2020	Level 1	Level 2	Level 3

Conversion option liability	$645,055	$-	$-	$645,055

The following is a summary of activity of Level 3 assets and liabilities for the six months ended October 31, 2020:

Conversion Option Liability
Balance – April 30, 2020	$645,055
Reduction in fair value of conversion option liability for conversion of promissory note	(30,795)
Gain from change in the fair value of conversion option liability	(379,811)
Balance – October 31, 2020	$234,449

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statements of Operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

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

Revenue Recognition

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the six months ended October 31, 2020 or 2019, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the six months ended October 31, 2020 and 2019, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At October 31, 2020 and 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

MAJOR LEAGUE F03,OOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share per ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and we have excluded all dilutive potential common shares because their effect is anti-dilutive, with the exception for the six months ended October 31, 2020, which is detailed in the table below.

Diluted EPS for the six months ended October 31, 2020 is as follows:

Numerator:
Net Income	$103,219

Denominator
Weighted Average Shares - Basic	309,913,613
Convertible unsecured notes payable	112,207,023
Convertible secured notes payable	130,631,991
Weighted Average Shares - Diluted	552,752,628

Basic Net Income Per Share	$0.00
Diluted Net Income Per Share	$0.00

For the six months ended October 31, 2020, stock options to purchase 1,200,000 shares of common stock at an average exercise price of $0.05 per share, stock warrants to purchase 1,800,000 shares of common stock at an average purchase price of $0.13 per share and a $50,000 convertible unsecured promissory note and accrued interest at a conversion rate of $0.30 per share or 204,610 shares of common stock were anti-dilutive and not included in the computation of diluted earnings per share above because the exercise or conversion price was greater than the average market price of the common stock during the period.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

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

Recent Accounting Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after October 31, 2020 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	October 31, 2020	April 30, 2020
Penalties and interest - unpaid state income tax	$250,143	$239,522
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$327,307	$316,686

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 3 – DEBT

	October 31, 2020	April 30, 2020
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand. (Reclassed from Related Party)	$2,300	$-
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
June. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	30,000	30,000
Total Notes Payable	$332,300	$330,000

At October 31, 2020 and April 30, 2020, the Company has recorded $332,300 and $330,000 of Notes Payable, respectively. At October 31, 2020, the Company has reclassed $2,300 of previously recorded Notes Payable, Related Party from a former officer of the Company. The former officer is no longer a related party and there is no formal agreement, and no interest is being accrued by the Company with the principal due on demand.

The $332,300 of Notes Payable at October 31, 2020 includes $230,000 from seven third parties and the principal and interest are payable on demand with an interest rate from 4% to 8% annually. Included in the $230,000 balance are the following in default at October 31, 2020 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company recorded a $5,400 late fee that is included in accrued expenses in the accompanying unaudited Balance Sheets at October 31, 2020 and April 30, 2020, respectively, (2) a $70,000 Note Payable dated September 25, 2019 that the Company is recording default interest at a rate of 22% and (3) a $30,000 Note Payable dated April 9, 2020 that the Company is recording default interest at a rate of 22%.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at October 31, 2020. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At October 31, 2020, the Company had not received an extension of the due date. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company and the Company is recording interest at the default rate of 22%. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 3 – DEBT (CONTINUED)

On the issue date of September 25, 2019, the Company recorded $14,716 for the following debt discounts as offsets to the $70,000 Note Payable and were amortized over the six-month term: (1) original issue discount of $9,216 and (2) debt issue costs of $5,500. The entire $14,716 of debt discounts were amortized to interest expense by April 30, 2020.

The $70,000 Note Payable specifies that in the event that the Company completes any offering or sale of securities after the date of the promissory note, the proceeds of each such offering shall first be applied to the repayment of the promissory note until the same shall have been paid and satisfied in full. The Note Payable also specifies that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. See Note 7 – Commitments and Contingencies.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. At October 31, 2020, the Company had not received an extension of the due date. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company and the Company is recording interest at the default rate of 24%. See Note 7 – Commitments and Contingencies.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $8,456 and $16,622 and $3,681 and $7,360 for the three and six months ended October 31, 2019. At October 31, 2020 and April 30, 2020, the Company has recorded $82,370 and $65,748 of accrued interest, respectively  in the accompanying unaudited Balance Sheet.

	October 31, 2020	April 30, 2020
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$-	$2,300
Mar. 5, 2020. Interest at 10% and principal originally due November 5, 2020.	25,000	25,000
Aug. 12, 2020. Interest at 10% and principal originally due November 12, 2020.	30,000	-
Total Notes Payable – Related Party	$55,000	$27,300

At October 31, 2020, the Company has reclassed $2,300 of previously recorded Notes Payable, Related Party from a former officer of the Company to Notes Payable as the former officer is no longer a related party.

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on January 31, 2021, by virtue of an extension. See Note 6 – Related Parties.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on January 31, 2021, by virtue of an extension. See Note 6 – Related Parties.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $1,340 and $1,917.  At October 31, 2020 and April 30, 2020, the Company has recorded $2,301 and $384 of accrued interest respectively, related party in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 3 – DEBT (CONTINUED)

	October 31, 2020	April 30, 2020
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020. In Default	12,170	51,350

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	145,916

December 5, 2019, Interest at 10% - principal and interest due December 5, 2020	-	63,000

January 21, 2020, Interest at 10% - principal and interest due January 21, 2021	-	38,000

Plus: put premium	9,250	154,066

Less: debt discount	-	(4,010)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$209,903	$498,322

At October 31, 2020, the Company has previously recorded $50,000 of convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at October 31, 2020 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 204,610 shares of common stock at October 31, 2020.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $630 and $1,260 and $630 and $1,260 for the three and six months ended October 31, 2019.  At October 31, 2020 and April 30, 2020, the Company has recorded $11,383 and $10,123 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

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

October 31, 2020

NOTE 3 – DEBT (CONTINUED)

The Company may reject the Back-End Note by giving thirty (30) day prior written notice. Such notice must be given 30 days prior to the six (6) month anniversary of the Back-End Note. The cash funding of the Back-End Note is contingent on the Company maintaining a closing bid price at all times in excess of $0.008 per share.

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note was due and payable on August 2, 2020, by virtue of a signed extension. At October 31, 2020, the First Note is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

Regardless of changes in the fair value of the Company’s stock, the lender will receive $166,667 of value at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s stock increases and does not bear the risk that the fair value of the Company’s stock might decrease. In accordance with ASC 480, the First Note was classified as stock settled debt and on the note issue date of May 2, 2019, the Company recorded a $66,667 put premium liability with an offset to interest expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

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

From May 7, 2020 to August 17, 2020, the lender converted $39,180 of the principal amount of the First Note and $4,248 of accrued interest into 43,748,599 shares of the Company’s common stock. At October 31, 2020, the principal balance of the First Note was $12,170. As a result of the partial conversions, the Company reclassified $24,983 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at October 31, 2020. See Note 4 – Stock.

On May 2, 2019, the Company recorded the following as offsets to the First Note to be amortized over the 1-year term: (1) original issue discount of $2,150 and (2) debt issue costs of $12,400, or a total of $14,550. At April 30, 2020, the remaining unamortized balance was $40. For the six months ended October 31, 2020, the Company recorded $40 for the final amortization of the remaining debt discounts to interest expense in the accompanying unaudited Statement of Operations.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $318 and $2,520 and $4,986 and $4,986 for the three and six months ended October 31, 2019.  At October 31, 2020 and April 30, 2020, the Company has recorded $2,186 (net of $4,248 converted above) and $5,329 (net of $3,444 converted) of accrued interest, respectively  in the accompanying unaudited Balance Sheet.

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

October 31, 2020

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at October 31, 2020 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

For the period from the note issue date of May 8, 2019 to April 30, 2020, the Company recorded $150,000 for the full amortization of the debt discounts discussed above and recorded to interest expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 3 – DEBT (CONTINUED)

From November 15, 2019 to April 23, 2020, the lender converted $4,084 of principal, $16,609 of accrued interest and $3,000 of conversion fees into 19,888,880 shares of the Company’s common stock. At April 30, 2020, the principal balance of the promissory note was $150,000.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2020 that resulted in a value of $645,055 with the following assumptions; stock price $0.0030, conversion price $0.0007, expected term of 0.25 years, expected volatility of 437% and discount rate of 0.09%. The term of the promissory note ended on February 8, 2020, the due date. As a result, the Company utilized an expected term of 90 days or 0.25 years to perform the calculation above. As a result, for the year ended April 30, 2020, the Company recorded $453,722 of a loss from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in the Statement of Operations.

From June 15, 2020 to June 29, 2020, the lender converted $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of the Company’s common stock. At October 31, 2020, the principal balance of the promissory note was $138,483. See Note 4 – Stock.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the conversion dates from June 15, 2020 to June 29, 2020 and at October 31, 2020, that resulted in an estimated conversion option liability of $234,449. The Company recorded a total gain of $379,811 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying unaudited Statement of Operations for the six months ended October 31, 2020. Additionally, the Company reclassified $30,795 of the conversion option liability to additional paid in capital for the change in the fair value of conversion option liability related to the conversions of principal amounts on the respective dates.

For the revaluation of the conversion option liability at October 31, 2020, it was estimated with the following assumptions: stock price $0.0027, conversion price $0.0015, expected term of 0.25 years, expected volatility of 289% and discount rate of 0.09%.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $8,494 and $17,265 and $4,537 and $8,679 for the three and six months ended October 31, 2019.  At October 31, 2020 and April 30, 2020, the Company has recorded $12,066 (net of $10,416 converted above) and $5,217 (net of $16,609 converted) of accrued interest, respectively in the accompanying unaudited Balance Sheet.

For the six months ended October 31, 2020 and 2019, the Company recorded $17,265 and $8,679 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2020, the Company has recorded $12,066 of interest (net of $10,416 converted above) as accrued interest in the accompanying unaudited Balance Sheet.

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

October 31, 2020

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

Regardless of changes in the fair value of the Company’s stock, the lender will receive $94,500 of value, excluding principal, at settlement because the monetary value of the obligation does not change. The lender does not benefit if the fair value of the Company’s stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory note was recorded as stock settled debt on the note issue date, and the Company recorded a $94,500 put premium liability with an offset to interest expense.

On December 5, 2019, the Company recorded debt issue costs of $3,000 as an offset to the promissory note and amortized over the 1-year term. From December 5, 2019 to April 30, 2020, the Company recorded $1,208 for amortization of the debt discounts to interest expense and the debt discount balance was $1,792 at April 30, 2020.

From June 8, 2020 to June 18, 2020, the Lender elected to convert the entire principal amount of $63,000 and $3,150 of accrued interest into 65,492,425 shares of common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,792 was amortized to interest expense in the accompanying unaudited Statement of Operations for the six months ended October 31, 2020.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for both the three and six months ended October 31, 2020 was $613.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

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

October 31, 2020

NOTE 3 – DEBT (CONTINUED)

On January 21, 2020, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. For the period from January 21, 2020 to April 30, 2020, the Company recorded $822 for amortization of the debt discounts to interest expense and the debt discount balance was $2,178 at April 30, 2020.

From July 23, 2020 to July 27, 2020, the Lender elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $2,178 was amortized in full to interest expense in the accompanying unaudited Statement of Operations for the six months ended October 31, 2020.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for both the three and six months ended October 31, 2020 was $859.

	October 31, 2020	April 30, 2020
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$-	$30,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Plus: put premium	53,333	65,372

Total Convertible Secured Notes Payable	$133,333	$175,372

Convertible Secured Note Payable – March 9, 2016

At October 31, 2020, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note, which had a balance of $30,000 at April 30, 2020. From June 18, 2020 to August 5, 2020, the lender elected to convert the remaining $30,000 of the principal amount into 21,820,000 shares of common stock. As a result of this conversions, the promissory note balance is $0 at October 31, 2020. See Note 4 – Stock.

The Conversion Price is equal to Seventy Percent (70%) of the of the average of the three lowest trades of common stock during the twenty (20) trading Days immediately preceding a conversion date. The Company calculated a conversion price of $0.0016 per share for the accrued interest balance of $104,867 that would convert into 56,646,658 shares of common stock at October 31, 2020.

The promissory note was due on June 9, 2017 and as a result, is in default at October 31, 2020. The lender has not provided notice of the default in writing but, has several remedies including calling the accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because (1) it embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common stock, and (3) is based on a known monetary amount. The promissory note was classified as stock settled debt and the Company recorded a $32,143 put premium liability.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 3 – DEBT (CONTINUED)

As a result of partial conversions, the Company reclassified $20,104 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $12,039 at April 30, 2020. As a result of the remaining $30,000 conversion of the remaining principal balance discussed above, the Company reclassified $12,039 of the put premium liability as an offset to Additional Paid in Capital and the balance is $0 at October 31, 2020.  The Company is accruing interest at the default rate of twenty-two percent (22%) per annum from the due date thereof until paid.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $57 and $1,438 and $4,012 and $8,595 for the three and six months ended October 31, 2019.  At October 31, 2020 and April 30, 2020, the Company has recorded $104,867 and $103,429 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

Convertible Secured Note Payable – May 17, 2018

At October 31, 2020 and April 30, 2020, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at October 31, 2020. The lender has not notified the Company of the default in writing but, has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. The Conversion Price of the secured promissory note is equal to Sixty Percent (60%) of the of the average of the lowest trade of the common stock during the ten (10) trading Days immediately preceding a conversion date. The Company calculated a conversion price of $0.0010 per share and the promissory note balance of $80,000 and accrued interest of $30,978 would convert into 73,985,333 shares of common stock at October 31, 2020.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because (1) it embodies an unconditional obligation and (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based on a known monetary amount as the lender will receive $133,333 ($80,000 principal divided by the Conversion Price). In accordance with ASC 480, the promissory note has been classified as stock settled debt and the Company recorded a $53,333 put premium liability.

Effective May 17, 2019, the Company is accruing interest at the default rate of eighteen percent (18%) per annum from the due date thereof until paid.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and six months ended October 31, 2020 was $3,629 and $7,259 and $4,436 and $8.872 for the three and six months ended October 31, 2019.  At October 31, 2020 and April 30, 2020, the Company has recorded $30,978 and $5,217 (net of $23,719 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 600,000,000 shares of common stock at $0.001 par value per share. Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares from 450,000,000 to 600,000,000. Previously and effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares from 300,000,000 to 450,000,000. See Note 7 – Commitments and Contingencies for discussion related to authorized securities. At October 31, 2020, there were 388,708,770 shares issued and 387,208,770 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued at October 31, 2020. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 4 – STOCK (CONTINUED)

Common Stock Issued

From May 7, 2020 to August 17, 2020, a lender of an original $100,000 face value convertible unsecured promissory note, elected to convert $39,180 of the principal amount and $4,248 of accrued interest into 43,748,599 shares of common stock resulting in a note balance of $12,170 after the conversion. See Note 3 – Debt.

Effective May 20, 2020, the Company sold 100,000 shares of common stock to an investor for $400 at a purchase price of $0.004 per share.

Effective May 25, 2020, the Company sold 1,000,000 shares of common stock to an investor for $40,000 between May 14, 2020 and May 20, 2020, at a purchase price of $0.04 per share.

From June 8, 2020 to June 18, 2020, a lender of an original $63,000 face value convertible unsecured promissory note, elected to convert the entire principal amount of $63,000 and $3,150 of accrued interest into 65,492,425 shares of common stock. See Note 3 – Debt.

From June 15, 2020 to June 29, 2020, a lender of an original $150,000 face value unsecured promissory note, elected to convert $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of common stock resulting in a note balance of $138,483 after the conversions. See Note 3 – Debt.

From June 18, 2020 to August 5, 2020, a lender of an original $550,000 face value convertible secured promissory note elected to convert the remaining $30,000 of the principal amount of the promissory note into 21,820,000 shares of common stock resulting in a note balance of $0 after the conversion. See Note 3 – Debt.

From July 23, 2020 to July 27, 2020, a lender of an original $38,000 face value unsecured promissory note, elected to convert the entire principal amount of $38,000 and $1,900 of accrued interest into 30,692,309 shares of common stock. See Note 3 – Debt.

Effective September 15, 2020, the Company sold 5,000,000 shares of common stock to an investor for $10,000 at a purchase price of $0.002 per share.

Effective October 2, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 at a purchase price of $0.002 per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 5 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the six months ended October 31, 2020:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2020	1,200,000	$0.05	4.21	$-
Outstanding, October 31, 2020	1,200,000	$0.05	3.70	$-
Exercisable, October 31, 2020	1,200,000	$0.05	3.70	$-

Stock Warrants

The following table summarizes stock warrant activity of the Company for the six months ended October 31, 2020:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2020	1,800,000	$0.13	1.77	$-
No activity	-	$-	-	$-
Outstanding, October 31, 2020	1,800,000	$0.13	1.26	$-
Exercisable, October 31, 2020	1,800,000	$0.13	1.26	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by the Chief Marketing Officer of the Company. The Master Agreement has a term through December 31, 2020, by virtue of an executed amendment, and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by December 31, 2020, by virtue of an amendment.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying unaudited Balance Sheet at October 31, 2020. Additionally, the Master Agreement specified that the Company would reimburse the consulting firm for out of pocket expenses and in May 2019, the Company paid $18,131 to the consulting firm for out of pocket expenses.

At October 31, 2020, the Company has recorded $128,818 of accounts payable – related parties for Company related expenses. This includes $122,550 to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $94,100 of expenses related to a consulting agreement with the Company, $25,150 of expenses related to an office in home and $3,300 of advances made to the Company. Additionally, the balance at October 31, 2020 includes $6,268 paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. See Note 3 – Debt. The Note Payable terms include an annual interest rate of 10% and are both and payable on January 31, 2021, by virtue of an extension. At October 31, 2020, the Company has recorded the proceeds as note payable, related party. During the six months ended October 31, 2020, the Company recorded $1,917 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2020, $2,301 of accrued interest, related party is recorded in the accompanying unaudited Balance Sheet. See Note 3 - Debt.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying unaudited Balance Sheet at October 31, 2020. The Company has received no further correspondence related to this judgment.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $13,440 of interest expense related to the unpaid invoices during the six months ended October 31, 2020 resulting in a total amount owed of $334,721 classified as accounts payable in the accompanying unaudited Balance Sheet at October 31, 2020. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above. The Company disputes the claim made by Mr. Bovi.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

BodyHype:

In 2016, the Company entered an agreement with BodyHype of Canada to be the Company’s official uniform supplier. BodyHype has made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying unaudited Balance Sheets at October 31, 2020. The Company disputes the charge with BodyHype.

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. The chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and H&J.

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2020. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment debt for $25,000. The Company rejected the offer and the judgment remains unpaid. See Note 2 – Accrued Expenses.

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

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at October 31, 2020 as the judgment remains unpaid.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to Lamnia in the accompanying unaudited Balance Sheet at October 31, 2020. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Unpaid Taxes and Penalties

At October 31, 2020, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at October 31, 2020. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $250,143, which is included as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2020. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

In September 2015, the Company reached an offer in compromise (“OIC”) settlement with the IRS for unpaid penalties and interest from the tax year ended April 30, 2007. The settlement was in the amount of $13,785, to be paid with a $1,000 payment upon the execution of settlement, then the balance of $1,757 paid in November 2015 and making up the 20% down payment of $2,757, a second installment payment of $2,208, and then four monthly payments of $2,205. The Company made all required payments in accordance with the settlement except for the final payment of $2,205.

The Company received correspondence from the IRS that because of an application fee not being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2020 (See Note 2 – Accrued Expenses). As of the date of these unaudited financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company filed its Form 10-K and financial statements for the year ended April 30, 2018 on November 19, 2018 but, they were not timely filed. As the Company had not timely filed its Form 10-K for the year ended April 30, 2018, the Company may be subject, without further notice, to an administrative proceeding to revoke its registration under the Securities Act of 1934. Additionally, the Company had not timely filed various other filings in 2018 and 2019.

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

The parties disputed the services provided and terminated the agreement in July 2019. A legal firm representing the consulting firm contacted the Company and claimed that the Company owes $90,000 for services, which the Company disputes. The Company completed an analysis of services provided and believes that the $90,000 claim is significantly overstated. Based upon invoices that were provided by the consulting firm later, the Company recorded $60,000 of accounts payable in the accompanying unaudited Balance Sheet at October 31, 2020, which the Company disputes.

Lease Agreements and Use Permit

Effective March 12, 2019, the Company entered into a lease agreement for the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event was $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at October 31, 2020. The Company has received correspondence that the $5,000 lease deposit will be transferred successfully to the 2021 football season.

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

The Company was not going to meet the September 30, 2019 deadline to purchase the equipment described above. However, on September 25, 2019, the Company structured a $70,000 face value promissory note with the Lender that is the same party as discussed previously under Secured Convertible Notes Payable – March 9, 2016 and May 17, 2018 – see Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value promissory note with an original issue discount of $9,216 and debt issue costs paid to or on behalf of the lender of $5,500. The Company had previously funded a $25,000 deposit on July 25, 2019 (see above discussion) with a third-party related to the football equipment and as a result of the new agreement with the Lender, the $25,000 deposit was no longer valid and was recorded as other expense in the Statement of Operations for the year ended April 30, 2020.

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company has recorded the $11,000 payment as Office Equipment in accompanying unaudited Balance Sheet at October 31, 2020.

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

October 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

On July 21, 2020, the Company received correspondence from the Lender that forbears on any defaults or default implications until August 30, 2020, as they relate to the $70,000 and $30,000 promissory notes. Effective October 31, 2020, the Company had not received an extension of the due date related to a $70,000 note payable and a $30,000 note payable. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. See Note 3 – Debt.

Failure to Reserve Sufficient Shares of Common Stock.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock for the potential conversion of these securities. See Note 3 – Debt and Note 4 - Stock. At October 31, 2020, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has authorized. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company.

NOTE 8 – SUBSEQUENT EVENTS

Effective November 1, 2020, the Company sold 2,500,000 shares of common stock to an investor for $5,000 at a purchase price of $0.002 per share.

Effective November 9, 2020, the Company sold 3,500,000 shares of common stock to an investor for $7,000 at a purchase price of $0.002 per share.

Effective November 11, 2020, the Company sold 1,000,000 shares of common stock to an investor for $2,000 at a purchase price of $0.002 per share.

Effective November 11, 2020, the Company sold 500,000 shares of common stock to an investor for $1,000 at a purchase price of $0.002 per share.

Effective December 4, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 at a purchase price of $0.002 per share.

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

Plan of Operation

The Company is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League (currently suspended operations and not expected to play in 2020), 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. The AAF has ceased operations and the XFL is planning for a spring 2022 relaunch, after being purchased out of bankruptcy for $15 million in August 2020. We believe that they both proved the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model, expense structure, venue selection and rents.

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

Management of the Company has continued to prepare for a season in 2021 consisting of tryout camps in various locations around the country, a full two-week training camp in Lakewood Ranch, Florida in April 2021 followed by its regular season with 6 teams and one championship game following the regular season in early July 2021. The Covid pandemic further complicates this planning and scheduling. Because of the pandemic, as of the date of this filing, we have no firm information on several material factors to our proposed football league including permitted spectators, if any, in the states and cities of our proposed games. Safety of our players and fans is our paramount concern, so scientific developments in testing and its costs and vaccine inoculations are critical. Governmental rules and regulations existing at the time of our season will bind us, at least as it relates to paid spectators, an important financial consideration.

Anticipating that there may be some restrictions by local authorities still in place during the January-July 2021 timeframe when we have planned tryout camps, training camps and our season, management is revisiting its plans prepared for a Demonstration Season previously scheduled for the Spring and Summer of 2020. Management is reviewing a reduced schedule with several teams playing at reduced locations in 2021 but, broadcast on TV and other media means as planned for our regular seasons. We anticipate updating our shareholders when these factors are clarified. Our official launch will commence with tryout camps planned at multiple locations from December 2020 through March 2021, with a full training camp in April 2021. This will be followed by regular season with six (6) teams and we anticipate holding one championship game following the 2021 regular season.

We require additional short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing initial short-term financing of approximately $3,000,000 for use in this plan and is in discussions with both individual and institutional investors with a goal to obtain the short-term funding by the end of January 2021. This is planned to be followed by a tiered subsequent raise of approximately $27 million anticipated between February 2021 and March 2021. However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital. In relation to this anticipated capital raise to new investors, the Company recently increased its authorized shares of common stock by 150,000,000 to 600,000,000 authorized shares. Should a Demonstration Season be pursued rather than a full schedule, the funds required by the Company at this time may be less than the $27 million referred to above. Through the issuance date of this report on Form 10-Q, smaller investments have been received to meet certain Company expenses.

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

Initially, teams will operate in either existing collegiate or municipal stadiums during the spring and early summer season. We believe that our business model and long-range plan possess innovations that will be viewed positively by NFL owners and league officials and will also lend itself to the potential of establishing a strong working relationship with our venture by positioning ourselves in a 100% non-adversarial position to the established NFL.

Financial Condition

As reflected in the accompanying unaudited financial statements, the Company had no revenues and had a net income of $103,219 and a net loss of $1,029,306 for the six months ended October 31, 2020 and 2019, respectively. The net income for the six months ended October 31, 2020 was primarily from a $379,811 non-cash gain from the change in fair value of a conversion option liability. Additionally, the Company had net cash used in operating activities of $96,820 and $261,744 for the six months ended October 31, 2020 and 2019, respectively. At October 31, 2020, the Company has a working capital deficit of $4,103,903, an accumulated deficit of $28,704,182 and a stockholders’ deficit of $4,033,163, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending October 31, 2020, compared to the three months ended October 31, 2019

For the three months ended October 31, 2020 and 2019, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended October 31, 2020 were $77,018 as compared to total operating expenses for the three months ended October 31, 2019 of $81,044 or a decrease of $4,026. The decrease in expense from 2019 to 2020 was from a $6,486 decrease in professional fees, offset by a $2,460 increase in general and administrative expenses. The decrease in professional fees was primarily related to $14,100 of sports apparel and merchandise consulting in 2019 with no comparable amount in 2020, offset by a $10,000 increase in consulting related to an agreement with the President and CEO in 2020 as compared to 2019. The $2,460 increase in general and administrative expenses was primarily from an increase in rent expense, offset by a decrease in travel expense.

Other income (expense) for the three months ended October 31, 2020 was $6,964 of expense compared to $506,041 of expense for the three months ended October 31, 2019 or an increase in income of $499,077. The decrease in expense from 2019 to 2020 was primarily from (1) a $408,725 increase in the gain in change of fair value of conversion option liability, (2) a $41,915 decrease in interest expense, (3) a $25,000 decrease in other expense and (4) a $23,797 decrease in the loss from the initial fair value of a conversion option liability. The decrease in interest expense was primarily from a $44,180 decrease in the amortization of debt discounts on convertible promissory notes. The $25,000 decrease in other expense was from a write-off of a deposit in 2019 with no comparable amount in 2020.

Because of the above, we had a net loss of $83,982 as compared to a net loss of $587,085 for the three months ended October 31, 2020 and 2019, respectively.

Six months ending October 31, 2020, compared to the six months ended October 31, 2019

For the six months ended October 31, 2020 and 2019, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the six months ended October 31, 2020 were $196,383 as compared to total operating expenses for the six months ended October 31, 2019 of $259,783 or a decrease of $63,400. The decrease in expense from 2019 to 2020 was from a $27,663 decrease in professional fees and a $35,737 decrease in general and administrative expenses. The decrease in professional fees was primarily from a $31,214 decrease in consulting fees, offset by a $3,979 increase in investor relation fees. The decrease in consulting fees was primarily related to $38,900 of sports apparel and merchandise consulting in 2019 with no comparable amount in 2020, offset by a $10,000 increase in consulting expense related to an agreement with the President and CEO in 2020 as compared to 2019. The $35,737 decrease in general and administrative expenses was primarily from $31,091 of workers compensation insurance in 2019 with no comparable amount in 2020.

Other income (expense) for the six months ended October 31, 2020 was $299,602 of income compared to ($769,523) of expense for the six months ended October 31, 2019 or an increase in income of $1,069,125. The increase in income from 2019 to 2020 was primarily from (1) a $350,072 loss for the initial fair value of a conversation option liability in 2019 with no comparable amount in 2020, (2) a $543,766 increase in the gain in change of fair value of conversion option liability and (3) $154,703 decrease in interest expense. The decrease in interest expense was primarily from $66,667 of put premium liability in 2019 with no comparable amount in 2020 and a $88,599 decrease in the amortization of debt discounts on convertible promissory notes.

Because of the above, we had a net income of $103,219 as compared to a net loss of $1,029,306 for the six months ended October 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $2,376 of cash at October 31, 2020. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the six months ended October 31, 2020 and 2019:

	For the Six Months Ended,
	October 31, 2020	October 31, 2019

Net cash used in operating activities	$(96,820)	$(261,744)
Net cash used in investing activities	-	(57,223)
Net cash provided by financing activities	95,400	362,484

Net increase (decrease) in cash	$(1,420)	$43,517

Net Cash Used in Operating Activities

Net cash used in operating activities was $96,820 during the six months ended October 31, 2020, compared to $261,744 used during the six months ended October 31, 2019, or a decrease in cash used of $164,924. Even though the Company had net income of $103,219 for 2020, the primary cause of this was a non-cash $379,811 gain from change in fair value of conversion option liability. After adjusting for this, the Company would have had a net loss of $276,592 for 2020. For 2019, the Company had a net loss of $1,029,306 and adjusting for (1) a $163,955 non-cash gain from change in fair value of conversion option liability and (2) $350,072 non-cash loss from the initial fair value of conversion option liability, the adjusted net loss for 2019 would be $515,279. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the decrease in the net cash used in operating activities was primarily from a decrease in the expenses of the Company from 2019 to 2020.

Net Cash Used in Investing Activities

Investing activities used were $0 during the six months ended October 31, 2020, compared to $57,223 used during the six months ended October 31, 2019, or a decrease of $57,223. In 2019, the $57,223 was for the purchase of football and office equipment with no comparable amount in 2020.

Net Cash Provided by Financing Activities

Financing activities provided $95,400 of net cash during the six months ended October 31, 2020, as compared to $362,484 provided during the six months ended October 31, 2019, or a decrease of $267,084. The decrease in net cash provided from 2019 to 2020 was primarily from $207,200 of proceeds from the issuance of convertible unsecured promissory notes and $55,284 of proceeds from the issuance of notes payable, with no comparable amount in 2020.

Off-Balance Sheet Arrangements

At October 31, 2020, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2020 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Significant Events

Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares from 450,000,000 to 600,000,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

From May 7, 2020 to August 17, 2020, a lender of an original $100,000 face value convertible unsecured promissory note, elected to convert $39,180 of the principal amount and $4,248 of accrued interest into 43,748,599 shares of common stock resulting in a note balance of $12,170 after the conversion.

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

From June 18, 2020 to August 5, 2020, a lender of an original $550,000 face value convertible secured promissory note elected to convert the remaining $30,000 of the principal amount of the promissory note into 21,820,000 shares of common stock resulting in a note balance of $0 after the conversion.

From July 23, 2020 to July 27, 2020, a lender of an original $38,000 face value unsecured promissory note, elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock.

Effective September 15, 2020, the Company sold 5,000,000 shares of common stock to an investor for $10,000 received at a purchase price of $0.002 per share.

Effective October 2, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 received at a purchase price of $0.002 per share.

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

Major League Football, Inc.

December 14, 2020	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

