Form 10-Q
period 2021-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2021-03-15
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______

Commission File Number: 000-51132

Major League Football, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15515 Lemon Fish Drive Lakewood Ranch, FL	34202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 924-4332

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class	Outstanding as of March 10, 2021
Common Stock, $0.001 par value per share	419,082,102

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

January 31, 2021

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	January 31, 2021	April 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,791	$3,796
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	55,291	56,296

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,000	2,000
Lease deposit	11,517	11,517
TOTAL OTHER ASSETS	13,517	13,517

TOTAL ASSETS	$126,031	$127,036

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,626,095	$1,551,400
Accounts payable - related parties	163,618	68,618
Accrued former officer compensation	740,000	740,000
Accrued expenses	332,738	316,686
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $9,250 and $150,056 debt discounts and premiums	209,903	498,322
Convertible secured promissory notes, net of $53,333 and $65,372 put premiums	133,333	175,372
Conversion option liability	3,244,814	645,055
Notes payable	332,300	330,000
Notes payable, related party	55,000	27,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	237,786	217,143
Accrued interest - related party	3,688	384

TOTAL CURRENT LIABILITIES	7,226,540	4,717,545

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 600,000,000 shares authorized;
418,788,770 and 153,359,858 shares issued and 417,288,770 and 151,859,858 shares outstanding at January 31, 2021 and April 30, 2020, respectively	417,289	151,860
Additional paid-in capital	24,314,230	24,065,032
Accumulated deficit	(31,832,028)	(28,807,401)

TOTAL STOCKHOLDERS’ DEFICIT	(7,100,509)	(4,590,509)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$126,031	$127,036

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Operating Expenses
Professional fees	$53,724	$116,980	$191,904	$282,823
General and administrative	27,783	59,613	85,986	153,553
Total Operating Expenses	81,507	176,593	277,890	436,376

Operating Loss	(81,507)	(176,593)	(277,890)	(436,376)

Other Income (Expense)
Tax penalties and interest	(5,431)	(5,165)	(16,103)	(15,171)
Interest expense	(30,543)	(196,941)	(96,330)	(417,431)
Other expense	-	(1,500)	(3,750)	(26,500)
Initial fair value of conversion option liability	-	-	-	(350,072)
(Loss) gain from change in fair value of conversion option liability	(3,010,365)	419,484	(2,630,554)	255,529
Total Other Income (Expense)	(3,046,339)	215,878	(2,746,737)	(553,645)

Net Income (Loss)	$(3,127,846)	$39,285	$(3,024,627)	$(990,021)

Basic Net Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.01)
Diluted Net Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted Average Shares - Basic	400,520,292	109,315,370	340,115,839	99,876,387
Weighted Average Shares - Diluted	400,520,292	210,105,290	340,115,839	99,876,387

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2021

Balance at October 31, 2020	387,208,770	$387,209	$24,283,810	$(28,704,182)	$(4,033,163)

Issuance of common stock - $0.002 per share	15,000,000	15,000	15,000	-	30,000
Issuance of common stock - $0.025 per share	80,000	80	1,920	-	2,000
Conversion of accrued interest on convertible secured promissory note	15,000,000	15,000	13,500	-	28,500
Net loss, three months ended January 31, 2021	-	-	-	(3,127,846)	(3,127,846)

Balance at January 31, 2021 (Unaudited)	417,288,770	$417,289	$24,314,230	$(31,832,028)	$(7,100,509)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2020

Balance at October 31, 2019	103,567,887	$103,568	$23,949,999	$(28,326,551)	$(4,272,984)

Conversion of convertible secured promissory note	3,556,640	3,556	16,444	-	20,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	14,175	-	14,175
Conversion of convertible unsecured promissory note	12,242,589	12,243	28,037	-	40,280
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	16,667	-	16,667
Net income, three months ended January 31, 2020	-	-	-	39,285	39,285

Balance at January 31, 2020 (Unaudited)	119,367,116	$119,367	$24,025,322	$(28,287,266)	$(4,142,577)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2021

Balance at April 30, 2020	151,859,858	$151,860	$24,065,032	$(28,807,401)	$(4,590,509)

Conversion of convertible secured promissory note	21,820,000	21,820	8,180	-	30,000
Reclassification of put premium upon conversion of convertible secured promissory notes	-	-	12,039	-	12,039
Conversion of convertible unsecured promissory notes	199,928,912	199,929	(28,852)	-	171,077
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	144,816	-	144,816
Conversion of accrued interest on convertible secured promissory note	15,000,000	15,000	13,500	-	28,500
Issuance of common stock - $0.002 per share	15,000,000	15,000	15,000	-	30,000
Issuance of common stock - $0.004 per share	100,000	100	300	-	400
Issuance of common stock - $0.002 per share	12,500,000	12,500	12,500	-	25,000
Issuance of common stock - $0.025 per share	80,000	80	1,920	-	2,000
Issuance of common stock - $0.04 per share	1,000,000	1,000	39,000	-	40,000
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	30,795	-	30,795
Net loss, nine months ended January 31, 2021	-	-	-	(3,024,627)	(3,024,627)

Balance at January 31, 2021 (Unaudited)	417,288,770	$417,289	$24,314,230	$(31,832,028)	$(7,100,509)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2020

Balance at April 30, 2019
	92,993,073	$92,993	$23,815,614	$(27,297,245)	$(3,388,638)

Issuance of stock warrant with convertible unsecured promissory notes	-	-	24,960	-	24,960
Conversion of convertible secured promissory note	6,631,454	6,631	33,369	-	40,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	14,175	-	14,175
Conversion of convertible unsecured promissory note	12,242,589	12,243	28,037	-	40,280
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	16,667	-	16,667
Issuance of common stock - $0.02 per share	2,500,000	2,500	47,500	-	50,000
Issuance of common stock - $0.01 per share	5,000,000	5,000	45,000	-	50,000
Net loss, nine months ended January 31, 2020	-	-	-	(990,021)	(990,021)

Balance at January 31, 2020 (Unaudited)	119,367,116	$119,367	$24,025,322	$(28,287,266)	$(4,142,577)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2021	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,024,627)	$(990,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	-	10,083
Amortization of debt discount on convertible unsecured promissory notes	4,010	132,072
Conversion fees on convertible unsecured promissory notes	3,750	1,500
Accretion of put premium liability	-	193,971
Initial fair value of conversion option liability	-	350,072
Loss (gain) from change in fair value of conversion option liability	2,630,554	(255,529)
Changes in operating assets and liabilities:
Prepaid consulting	-	(2,500)
Accounts payable	74,695	104,736
Accounts payable - related parties	95,000	(10,947)
Accrued expenses	16,052	15,120
Accrued interest	68,857	61,147
Accrued interest - related party	3,304	-
Net cash used in operating activities	(128,405)	(390,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark legal and filing fees	-	(500)
Football equipment	-	(46,223)
Office equipment	-	(11,000)
Net cash used in investing activities	-	(57,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	-	302,200
Proceeds from issuance of notes payable	-	55,284
Proceeds from issuance of note payable - related party	30,000	-
Proceeds from issuance of common stock	97,400	100,000
Net cash provided by financing activities	127,400	457,484

NET INCREASE (DECREASE) IN CASH	(1,005)	9,465
CASH - BEGINNING OF PERIOD	3,796	5,417
CASH - END OF PERIOD	$2,791	$14,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2021	January 31, 2020

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion of promissory notes	$156,855	$30,842
Reduction in fair value of conversion option liability for conversion of promissory note	$30,795	$-
Issuance of stock warrant with convertible unsecured promissory notes	$-	$24,960
Conversion of convertible secured promissory note	$30,000	$40,000
Conversion of convertible unsecured promissory notes	$147,613	$25,000
Conversion of accrued interest on convertible secured promissory note	$28,500	$-
Conversion of accrued interest on convertible unsecured promissory notes	$19,714	$13,780
Discounts related to derivative liabilities	$-	$96,790
Discounts related to convertible promissory notes	$-	$63,516

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $3,024,627 and $990,021 for the nine months ended January 31, 2021 and 2020, respectively. Additionally, the Company had net cash used in operating activities of $128,405 and $390,296 for the nine months ended January 31, 2021 and 2020, respectively. At January 31, 2021, the Company has a working capital deficit of $7,171,249, an accumulated deficit of $31,832,028 and a stockholders’ deficit of $7,100,509, which could have a material impact on the Company’s financial condition and operations.

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

Because of the pandemic, as of the date of this filing, we have no firm information on several material factors to our proposed football league including permitted spectators, if any, in the states and cities of our proposed games. Safety of our players and fans is our paramount concern, so scientific developments in testing and its costs and vaccine inoculations are critical. Governmental rules and regulations existing at the time of our season will bind us, at least as it relates to paid spectators, an important financial consideration. Anticipating that there may be some restrictions by local authorities still in place during the April to July 2021 timeframe when we have planned tryout camps, training camps, and our football season, management is revisiting its plans for a Demonstration Season, previously scheduled for the Spring and Summer of 2020. Management is reviewing a reduced schedule with several teams playing at reduced locations in 2021 but, broadcast on TV and other media means as planned for our regular seasons. We anticipate updating our stockholders when these factors are clarified.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short-term financing of approximately $3,000,000 and is in discussions with both individual and institutional investors with a goal to obtain the short-term funding by the end of April 2021. This is planned to be followed by a tiered subsequent raise of approximately $27 million anticipated between May 2021 and August 2021. However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe. In relation to this anticipated capital raise to new investors, the Company recently increased its authorized shares of common stock by 150,000,000 to 600,000,000 authorized shares. Should a Demonstration Season be pursued in late spring and summer of 2021, rather than a full schedule, the funds required by the Company at this time may be substantially less than the $27 million referred to above. The majority of the $27 million would be used to fund a full spring 2022 football season. The unaudited financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as filed with the SEC on August 13, 2020. The interim unaudited operating results for the three and nine months ended January 31, 2021 are not necessarily indicative of operating results expected for the full fiscal year.

SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates in the accompanying unaudited financial statements include the valuation of derivative liabilities, estimates of loss contingencies, valuation of equity-based instruments issued for other than cash and valuation allowance on deferred tax assets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2021 and April 30, 2020.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2021 and April 30, 2020, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at January 31, 2021 and April 30, 2020, respectively. The football and office equipment are held in storage to be utilized in the planned league operations in 2021. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the three and nine months ended January 31, 2021 or 2020, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.

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

January 31, 2021

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

January 31, 2021

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

Assets and liabilities measured at fair value on a recurring basis consist of the following at January 31, 2021 and April 30, 2020:

	Carrying Value at January 31,	Fair Value Measurements at January 31, 2021
	2021	Level 1	Level 2	Level 3

Conversion option liability	$3,244,814	$—	$—	$3,244,814

	Carrying Value At April 30,	Fair Value Measurements at April 30, 2020
	2020	Level 1	Level 2	Level 3

Conversion option liability	$645,055	$-	$-	$645,055

The following is a summary of activity of Level 3 assets and liabilities for the nine months ended January 31, 2021:

Conversion Option Liability
Balance – April 30, 2020	$645,055
Reduction in fair value of conversion option liability for conversion of promissory note	(30,795)
Loss from change in the fair value of conversion option liability	2,630,554
Balance – January 31, 2021	$3,244,814

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying unaudited Statements of Operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

Revenue Recognition

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the nine months ended January 31, 2021 or 2020, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the nine months ended January 31, 2021 and 2020, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At January 31, 2021 and 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

MAJOR LEAGUE F03,OOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share per ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and we have excluded all dilutive potential common shares because their effect is anti-dilutive, with the exception for the three months ended January 31, 2020, which is detailed in the table below.

Diluted EPS for the three months ended January 31, 2020 is as follows:

Numerator:
Net Income	$39,285

Denominator
Weighted Average Shares - Basic	109,315,370
Convertible unsecured notes payable	76,848,478
Convertible secured notes payable	23,941,442
Weighted Average Shares - Diluted	210,105,290

Basic Net Income Per Share	$0.00
Diluted Net Income Per Share	$0.00

For the three months ended January 31, 2020, stock options to purchase 1,200,000 shares of common stock at an average exercise price of $0.05 per share, stock warrants to purchase 1,500,000 shares of common stock at an average purchase price of $0.10 per share and a $50,000 convertible unsecured promissory note and accrued interest at a conversion rate of $0.30 per share or 206,710 shares of common stock were anti-dilutive and not included in the computation of diluted earnings per share above because the exercise or conversion price was greater than the average market price of the common stock during the period.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

Recent Accounting Pronouncements

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after January 31, 2021 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	January 31, 2021	April 30, 2020
Penalties and interest - unpaid state income tax	$255,574	$239,522
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$332,738	$316,686

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT

	January 31, 2021	April 30, 2020
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand. (Reclassed from Related Party)	$2,300	$-
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
June. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sept. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	30,000	30,000
Total Notes Payable	$332,300	$330,000

At January 31, 2021 and April 30, 2020, the Company has recorded $332,300 and $330,000 of Notes Payable, respectively. At January 31, 2021, the Company has reclassed $2,300 of previously recorded Notes Payable, Related Party from a former officer of the Company. The former officer is no longer a related party and there is no formal agreement, and no interest is being accrued by the Company with the principal due on demand.

The $332,300 of Notes Payable at January 31, 2021 includes $230,000 from seven third parties and the principal and interest are payable on demand with an interest rate from 4% to 8% annually. Included in the $230,000 balance are the following in default at January 31, 2021 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company recorded a $5,400 late fee that is included in accrued expenses in the accompanying unaudited Balance Sheets at January 31, 2021 and April 30, 2020, respectively, (2) a $70,000 Note Payable dated September 25, 2019 that the Company is recording default interest at a rate of 22% and (3) a $30,000 Note Payable dated April 9, 2020 that the Company is recording default interest at a rate of 22%.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at January 31, 2021. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At January 31, 2021, the Company had not received an extension of the due date. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company and the Company is recording interest at the default rate of 22%. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

On the issue date of September 25, 2019, the Company recorded $14,716 for the following debt discounts as offsets to the $70,000 Note Payable and were amortized over the six-month term: (1) original issue discount of $9,216 and (2) debt issue costs of $5,500. The entire $14,716 of debt discounts were amortized to interest expense by April 30, 2020.

The $70,000 Note Payable specifies that in the event that the Company completes any offering or sale of securities after the date of the promissory note, the proceeds of each such offering shall first be applied to the repayment of the promissory note until the same shall have been paid and satisfied in full. The Note Payable also specified that on or before December 31, 2019, the Company shall have had a special meeting of the stockholders of the Company for the purpose of electing a duly elected and constituted board of directors. See Note 7 – Commitments and Contingencies.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. At January 31, 2021, the Company had not received an extension of the due date. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company and the Company is recording interest at the default rate of 24%. See Note 7 – Commitments and Contingencies.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $9,375 and $25,997 and $3,678 and $11,038 for the three and nine months ended January 31, 2020. At January 31, 2021 and April 30, 2020, the Company has recorded $91,745 and $65,748 of accrued interest, respectively, in the accompanying unaudited Balance Sheets.

	January 31, 2021	April 30, 2020
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$-	$2,300
Mar. 5, 2020. Interest at 10% and principal due May 31, 2021.	25,000	25,000
Aug. 12, 2020. Interest at 10% and principal due May 31, 2021.	30,000	-
Total Notes Payable – Related Party	$55,000	$27,300

At January 31, 2021, the Company has reclassed $2,300 of previously recorded Notes Payable, Related Party from a former officer of the Company to Notes Payable as the former officer is no longer a related party.

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on May 31, 2021, by virtue of an extension. See Note 6 – Related Parties.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on May 31, 2021, by virtue of an extension. See Note 6 – Related Parties.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $1,387 and $3,304. At January 31, 2021 and April 30, 2020, the Company has recorded $3,688 and $384 of accrued interest respectively, related party in the accompanying unaudited Balance Sheets.

	January 31, 2021	April 30, 2020
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020. In Default	12,170	51,350

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	145,916

December 5, 2019, Interest at 10% - principal and interest due December 5, 2020	-	63,000

January 21, 2020, Interest at 10% - principal and interest due January 21, 2021	-	38,000

Plus: put premium	9,250	154,066

Less: debt discount	-	(4,010)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$209,903	$498,322

At January 31, 2021, the Company has previously recorded $50,000 of convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at January 31, 2021 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 206,710 shares of common stock at January 31, 2021.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $630 and $1,890 and $630 and $1,890 for the three and nine months ended January 31, 2020. At January 31, 2021 and April 30, 2020, the Company has recorded $12,013 and $10,123 included in accrued interest, respectively, in the accompanying unaudited Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

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

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note was due and payable on August 2, 2020, by virtue of a signed extension. At January 31, 2021, the First Note is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

From May 7, 2020 to August 17, 2020, the lender converted $39,180 of the principal amount of the First Note and $4,248 of accrued interest into 43,748,599 shares of the Company’s common stock. At January 31, 2021, the principal balance of the First Note was $12,170. As a result of the partial conversions, the Company reclassified $24,983 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at January 31, 2021. See Note 4 – Stock.

On May 2, 2019, the Company recorded the following as offsets to the First Note to be amortized over the 1-year term: (1) original issue discount of $2,150 and (2) debt issue costs of $12,400, or a total of $14,550. At April 30, 2020, the remaining unamortized balance was $40. For the nine months ended January 31, 2021, the Company recorded $40 for the final amortization of the remaining debt discounts to interest expense in the accompanying unaudited Statement of Operations.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $307 and $1,412 and $2,291 and $7,277 for the three and nine months ended January 31, 2020. At January 31, 2021 and April 30, 2020, the Company has recorded $2,493 (net of $4,248 converted above) and $5,329 (net of $3,444 converted) of accrued interest, respectively, in the accompanying unaudited Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to the lower of (1) the lowest trade during the previous twenty-five (25) trading days or (2) Sixty-One Percent (61%) of the of the lowest trade during the twenty-five (25) trading days immediately preceding a conversion date. The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections. The promissory note contains customary affirmative and negative covenants of the Company. Additionally, the Company issued the lender a common stock purchase warrant with a three (3) year term to acquire 1,500,000 shares of common stock at an exercise price of $0.10 per share.

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

January 31, 2021

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at January 31, 2021 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2020 that resulted in a value of $645,055 with the following assumptions: stock price $0.0030, conversion price $0.0007, expected term of 0.25 years, expected volatility of 437% and discount rate of 0.09%. The term of the promissory note ended on February 8, 2020, the due date. As a result, the Company utilized an expected term of 90 days or 0.25 years to perform the calculation above. As a result, for the year ended April 30, 2020, the Company recorded $453,722 of a loss from the change in the fair value of conversion option liability, recorded in Other Income (Expense) in the Statement of Operations.

From June 15, 2020 to June 29, 2020, the lender converted $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of the Company’s common stock. At January 31, 2021, the principal balance of the promissory note is $138,483. See Note 4 – Stock.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the conversion dates from June 15, 2020 to June 29, 2020 and at January 31, 2021, that resulted in an estimated conversion option liability of $3,244,814. The Company has recorded a total loss of $2,630,544 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2021. Additionally, the Company reclassified $30,795 of the conversion option liability to additional paid in capital for the change in the fair value of conversion option liability related to the conversions of principal amounts on the respective dates.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

For the revaluation of the conversion option liability at January 31, 2021, it was estimated with the following assumptions: stock price $0.038, conversion price $0.0016, expected term of 0.25 years, expected volatility of 373% and discount rate of 0.06%.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $8,494 and $25,759 and $4,537 and $13,216 for the three and nine months ended January 31, 2020. At January 31, 2021 and April 30, 2020, the Company has recorded $12,066 (net of $10,416 converted above) and $5,217 (net of $16,609 converted) of accrued interest, respectively, in the accompanying unaudited Balance Sheets.

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

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

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

From June 8, 2020 to June 18, 2020, the Lender elected to convert the entire principal amount of $63,000 and $3,150 of accrued interest into 65,492,425 shares of common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,792 was amortized to interest expense in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2021.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $0 and $613 and $984 and $984 for the three and nine months ended January 31, 2020.

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

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

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

From July 23, 2020 to July 27, 2020, the Lender elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $2,178 was amortized in full to interest expense in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2021.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $859 and $0 and $104 and $104 for the three and nine months ended January 31, 2020.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

	January 31, 2021	April 30, 2020
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$-	$30,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Plus: put premium	53,333	65,372

Total Convertible Secured Notes Payable	$133,333	$175,372

Convertible Secured Note Payable – March 9, 2016

At January 31, 2021, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note, which had a balance of $30,000 at April 30, 2020. From June 18, 2020 to August 5, 2020, the lender elected to convert the remaining $30,000 of the principal amount into 21,820,000 shares of common stock. As a result of this conversions, the promissory note balance is $0 at January 31, 2021. See Note 4 – Stock.

On January 21, 2021, the lender elected to convert $28,500 of the accrued and unpaid interest into 15,000,000 shares of common stock at a conversion price of $0.0019 per share. As a result, the accrued interest outstanding at January 31, 2021 is $76,367.

The Conversion Price is equal to Seventy Percent (70%) of the of the average of the three lowest trades of common stock during the twenty (20) trading Days immediately preceding a conversion date. The Company calculated a conversion price of $0.016533 per share for the accrued interest balance of $76,367 that would convert into 4,619,004 shares of common stock at January 31, 2021.

The promissory note was due on June 9, 2017 and as a result, is in default at January 31, 2021. The lender has not provided notice of the default in writing but, has several remedies including calling the accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

As a result of partial conversions, the Company reclassified $20,104 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $12,039 at April 30, 2020. As a result of the remaining $30,000 conversion of the remaining principal balance discussed above, the Company reclassified $12,039 of the put premium liability as an offset to Additional Paid in Capital and the balance is $0 at January 31, 2021. The Company is accruing interest at the default rate of twenty-two percent (22%) per annum from the due date thereof until paid.

  MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $1,438 and $0 and $2,769 and $11,364 for the three and nine months ended January 31, 2020. At January 31, 2021 and April 30, 2020, the Company has recorded $76,367 and $103,429 of accrued interest, respectively, in the accompanying unaudited Balance Sheets.

Convertible Secured Note Payable – May 17, 2018

At January 31, 2021 and April 30, 2020, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at January 31, 2021. The lender has not notified the Company of the default in writing but, has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. The Conversion Price of the secured promissory note is equal to Sixty Percent (60%) of the of the average of the lowest trade of the common stock during the ten (10) trading Days immediately preceding a conversion date. The Company calculated a conversion price of $0.00354 per share and the promissory note balance of $80,000 and accrued interest of $34,608 would convert into 32,375,141 shares of common stock at January 31, 2021.

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

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2021 was $3,630 and $10,889 and $4,437 and $13,309 for the three and nine months ended January 31, 2020. At January 31, 2021 and April 30, 2020, the Company has recorded $34,608 and $5,217 (net of $23,719 of accrued interest, respectively, in the accompanying unaudited Balance Sheets.

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 600,000,000 shares of common stock at $0.001 par value per share. Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares from 450,000,000 to 600,000,000. Previously and effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares from 300,000,000 to 450,000,000. See Note 7 – Commitments and Contingencies for discussion related to authorized securities. At January 31, 2021, there were 418,788,770 shares issued and 417,288,770 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued at January 31, 2021. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

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

January 31, 2021

NOTE 4 – STOCK (Continued)

Effective November 11, 2020, the Company sold 500,000 shares of common stock to an investor for $1,000 at a purchase price of $0.002 per share.

Effective December 14, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 at a purchase price of $0.002 per share.

On January 21, 2021, a lender of an original $550,000 face value convertible secured promissory note elected to convert $28,500 of the accrued and unpaid interest into 15,000,000 shares of common stock at a conversion price of $0.0019 per share.

Effective January 29, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

NOTE 5 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the nine months ended January 31, 2021:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2020	1,200,000	$0.05	4.21	$-
Outstanding, January 31, 2021	1,200,000	$0.05	3.45	$-
Exercisable, January 31, 2021	1,200,000	$0.05	3.45	$-

Stock Warrants

Effective October 26, 2020, 300,000 stock warrants at an exercise price of $0.30 per share expired.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 5 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2021:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2020	1,800,000	$0.13	1.77	$-
Expired on October 26, 2020	(300,000)	$0.30	-	$-
Outstanding, January 31, 2021	1,500,000	$0.10	1.27	$-
Exercisable, January 31, 2021	1,500,000	$0.10	1.27	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with a consulting firm to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by the Chief Marketing Officer of the Company. Effective December 31, 2020, the Master Agreement was changed to reflect a different entity controlled by Chief Marketing Officer and has a term through June 30, 2021 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by June 30, 2021.

From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying unaudited Balance Sheet at January 31, 2021. Additionally, the Master Agreement specified that the Company would reimburse the consulting firm for out-of-pocket expenses and in May 2019, the Company paid $18,131 to the consulting firm for out-of-pocket expenses.

At January 31, 2021, the Company has recorded $163,618 of accounts payable – related parties for Company related expenses. This includes $157,850 to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $122,350 of expenses related to a consulting agreement with the Company, $32,200 of expenses related to an office in home and $3,300 of advances made to the Company. Additionally, the balance at January 31, 2021 includes $5,768 paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. See Note 3 – Debt. The Note Payable terms include an annual interest rate of 10% and are both and payable on May 31, 2021, by virtue of an extension. At January 31, 2021, the Company has recorded the proceeds as note payable, related party. During the nine months ended January 31, 2021, the Company recorded $3,304 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2021 and April 30, 2020, $2,301 and $384, respectively of accrued interest, related party is recorded in the accompanying unaudited Balance Sheet. See Note 3 - Debt.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lawsuit for Legal Fees

On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129 and the Company continues to carry this amount as accounts payable in the accompanying unaudited Balance Sheet at January 31, 2021. The Company has received no further correspondence related to this judgment.

Attorney Lien

On August 2, 2017, David Bovi, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement with Mr. Bovi specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $20,160 of interest expense related to the unpaid invoices during the nine months ended January 31, 2021 resulting in a total amount owed of $341,441 classified as accounts payable in the accompanying unaudited Balance Sheet at January 31, 2021. The “charging lien” states that Mr. Bovi will retain all Company documents in his possession unless paid the amount outstanding as described above. The Company disputes the claim made by Mr. Bovi.

BodyHype:

In 2016, the Company entered an agreement with BodyHype of Canada to be the Company’s official uniform supplier. BodyHype has made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying unaudited Balance Sheets at January 31, 2021. The Company disputes the charge with BodyHype.

Vendor Lawsuits

H&J Ventures, LLC

H&J Ventures, LLC (“H&J”) is a debtor in a chapter 7 bankruptcy proceeding. The chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and H&J.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

On August 24, 2017, the Company and H&J agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2021. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment debt for $25,000. The Company rejected the offer, and the judgment remains unpaid. See Note 2 – Accrued Expenses.

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

The settlement called for MLFB to make payment to Interactive in the sum of $10,000 immediately upon receipt of an initial tranche of funding. MLFB was then required to make an additional payment of $30,000 on or before June 1, 2018. MLFB’s failure to make the payments as outlined would result in the entry of a judgment in favor of Interactive against MLFB in the sum of $153,016, said sum representing the full amount of Interactive’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, Interactive filed the stipulated judgment. The Company has recorded accounts payable to Interactive of $153,016 in the accompanying unaudited Balance Sheet at January 31, 2021 as the judgment remains unpaid.

Lamnia International:

The Company previously entered into a contract with Lamnia International (“Lamnia”) for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to Lamnia in the accompanying unaudited Balance Sheet at January 31, 2021. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Unpaid Taxes and Penalties

At January 31, 2021, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at January 31, 2021. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $255,574, which is included as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2021. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company received correspondence from the IRS that because of an application fee not being paid with the original OIC, the Company was required to submit a new OIC and the required application fee. In October 2016, the Company had a telephone call with an IRS representative and were informed to offer the last payment that was due on the original OIC of $2,205 as discussed above and pay 20% of that balance. On October 5, 2016, the Company sent to the IRS by certified mail two checks in the amount of $186 (application fee for the new OIC) and $449 (20% or $441 of the $2,205 remaining original OIC payment and an $8 processing fee). The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2021 (See Note 2 – Accrued Expenses). As of the date of these unaudited financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

SEC Correspondence

On April 19, 2018, the Company received correspondence from the SEC Division of Corporate Finance related to non-compliance with the reporting requirements under Section 13(a) of the Securities Act of 1934. The Company responded to the SEC on April 30, 2018 providing information that its past due April 30, 2017 Form 10-K was filed on April 25, 2018 and that it was actively preparing past due 10-Q filings for the periods ended July 31, 2017, October 31, 2017, and January 31, 2018. The Company requested a sixty (60) day extension to file the past due 10-Q reports. The Company filed the past due 10-Q reports with the SEC on June 11, 2018.

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

January 31, 2021

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

The parties disputed the services provided and terminated the agreement in July 2019. A legal firm representing the consulting firm contacted the Company and claimed that the Company owes $90,000 for services, which the Company disputes. The Company completed an analysis of services provided and believes that the $90,000 claim is significantly overstated. Based upon invoices that were provided by the consulting firm later, the Company recorded $60,000 of accounts payable in the accompanying unaudited Balance Sheet at January 31, 2021, which the Company disputes.

Lease Agreements and Use Permit

Effective March 12, 2019, the Company entered into a lease agreement for the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event was $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying unaudited Balance Sheet at January 31, 2021. The Company has received correspondence that the $5,000 lease deposit will be transferred successfully to the 2021 football season.

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

January 31, 2021

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

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company has recorded the $11,000 payment as Office Equipment in accompanying unaudited Balance Sheet at January 31, 2021.

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

January 31, 2021

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

On July 21, 2020, the Company received correspondence from the Lender that forbears on any defaults or default implications until August 30, 2020, as they relate to the $70,000 and $30,000 promissory notes. Through January 31, 2021, the Company had not received an extension of the due date related to a $70,000 note payable and a $30,000 note payable. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. See Note 3 – Debt.

Failure to Reserve Sufficient Shares of Common Stock.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock for the potential conversion of these securities. See Note 3 – Debt and Note 4 - Stock. At January 31, 2021, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has authorized. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company.

NOTE 8 – SUBSEQUENT EVENTS

Effective February 2, 2021, the Company sold 20,000 shares of common stock to an investor for $500 at a purchase price of $0.025 per share.

Effective February 3, 2021, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or February 3, 2022.

The lender from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this convertible promissory note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the convertible promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Five Percent (65%) of the of the average of the three lowest trades of the Common Stock during the ten (10) trading Days immediately preceding a conversion date (“Conversion Price”). The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2021

NOTE 8 – SUBSEQUENT EVENTS (Continued)

The principal amount and unpaid accrued interest may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs. Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount.

Date of Note Satisfaction	Payment Amount
0 to 30 days	115% of principal amount plus accrued interest
31 to 60 days	120% of principal amount plus accrued interest
61 to 90 days	125% of principal amount plus accrued interest
91 to 120 days	130% of principal amount plus accrued interest
121 to 180 days	135% of principal amount plus accrued interest

The Company evaluated the convertible promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $84,615. In accordance with ASC 480, the promissory note was recorded as stock settled debt on the note issue date, and the Company recorded a $29,615 put premium liability with an offset to interest expense.

On February 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note and amortized over the 1-year term.

Effective February 2, 2021, the Company sold 20,000 shares of common stock to an investor for $500 at a purchase price of $0.025 per share.

Effective February 4, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

Effective February 4, 2021, the Company sold 26,666 shares of common stock to an investor for $800 at a purchase price of $0.03 per share.

Effective February 7, 2021, the Company sold 166,666 shares of common stock to an investor for $5,000 at a purchase price of $0.03 per share.

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

Plan of Operation

The Company is seeking to establish, develop and operate Major League Football (“MLFB”) as a professional spring/summer football league. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games. Our planned spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. The AAF has ceased operations and the XFL is planning for a spring 2022 relaunch, after being purchased out of bankruptcy for $15 million in August 2020. We believe that they both proved the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model, expense structure, venue selection and rents.

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

MLFB will serve as a pipeline to develop players on and off the field, coaches, officials, scouts, trainers, and all other areas of the game that the NFL needs today. We will give NFL representatives the opportunity to view team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring football.

Management of the Company has continued to prepare for a season in 2021 consisting of tryout camps in various locations around the country, a full two-week training camp in Lakewood Ranch, Florida in April 2021 followed by its regular season with 6 teams and one championship game following the regular season in early July 2021. The COVID-19 pandemic further complicates this planning and scheduling. Because of the pandemic, as of the date of this filing, we have no firm information on several material factors to our proposed football league including permitted spectators, if any, in the states and cities of our proposed games. Safety of our players and fans is our paramount concern, so scientific developments in testing and its costs and vaccine inoculations are critical. Governmental rules and regulations existing at the time of our season will bind us, at least as it relates to paid spectators, an important financial consideration.

Anticipating that there may be some restrictions by local authorities still in place during the April to July 2021 timeframe when we have planned tryout camps, training camps, and our football season, management is revisiting its plans for a Demonstration Season, previously scheduled for the Spring and Summer of 2020. Management is reviewing a reduced schedule with several teams playing at reduced locations in 2021 but, broadcast on TV and other media means as planned for our regular seasons. We anticipate updating our stockholders when these factors are clarified.

 We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short-term financing of approximately $3,000,000 and is in discussions with both individual and institutional investors with a goal to obtain the short-term funding by the end of April 2021. This is planned to be followed by a tiered subsequent raise of approximately $27 million anticipated between May 2021 and August 2021. However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe. In relation to this anticipated capital raise to new investors, the Company recently increased its authorized shares of common stock by 150,000,000 to 600,000,000 authorized shares. Should a Demonstration Season be pursued in late spring and summer of 2021, rather than a full schedule, the funds required by the Company at this time may be substantially less than the $27 million referred to above. The majority of the $27 million would be used to fund a full spring 2022 football season.

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

Professional Sports Market

MLFB recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, Major League Football’s defined objective is to position itself as an independent, non-adversarial football league. Major League Football believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. MLB staff have held meetings with high-ranking NFL officials to discuss our plans.

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

Financial Condition

As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $3,024,627 and $990,021 for the nine months ended January 31, 2021 and 2020, respectively. Additionally, the Company had net cash used in operating activities of $128,405 and $390,296 for the nine months ended January 31, 2021 and 2020, respectively. At January 31, 2021, the Company has a working capital deficit of $7,171,249, an accumulated deficit of $31,832,028 and a stockholders’ deficit of $7,100,509, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending January 31, 2021, compared to the three months ended January 31, 2020

For the three months ended January 31, 2021 and 2020, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended January 31, 2021 were $81,507 as compared to total operating expenses for the three months ended January 31, 2020 of $176,593 or a decrease of $95,086. The decrease in expense from 2020 to 2021 was from a $63,256 decrease in professional fees and a $31,830 decrease in general and administrative expenses. The decrease in professional fees was primarily related to a decrease of 59,236 of sports apparel and merchandise consulting. The $31,830 decrease in general and administrative expenses was primarily from a $14,517 decrease in rent, a $10,475 decrease in travel and a $4,916 decrease in insurance.

Other income (expense) for the three months ended January 31, 2021 was $3,046,339 of expense compared to $215,878 of income for the three months ended January 31, 2020 or an increase in expense of $3,262,217. The increase in expense from 2020 to 2021 was primarily from a $3,429,849 increase in the loss in change of fair value of conversion option liability offset by a $166,398 decrease in interest expense. The decrease in interest expense was primarily from a $116,852 decrease in interest expense on debt and a $49,546 decrease in the amortization of debt discounts on convertible promissory notes.

Because of the above, we had a net loss of $3,127,846 as compared to a net income of $39,285 for the three months ended January 31, 2021 and 2020, respectively.

Nine months ending January 31, 2021, compared to the nine months ended January 31, 2020

For the nine months ended January 31, 2021 and 2020, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the nine months ended January 31, 2021 were $277,890 as compared to total operating expenses for the nine months ended January 31, 2020 of $436,376 or a decrease of $158,486. The decrease in expense from 2020 to 2021 was from a $90,919 decrease in professional fees and a $67,567 decrease in general and administrative expenses. The decrease in professional fees was primarily from a $33,886 decrease in consulting fees, and a $55,271 decease in investor relation fees. The decrease in consulting fees was primarily related to $36,900 of sports apparel and merchandise consulting and an investor relations consulting agreement of $60,000, both in 2020 with no comparable amount in 2021. These were offset by a $10,000 increase in consulting expense related to an agreement with the President and CEO in 2021 as compared to 2020. The $67,567 decrease in general and administrative expenses was primarily from $31,091 of workers compensation insurance in 2020 with no comparable amount in 2021, a $5,653 decrease in liability insurance from 2020, both as a result of the Company not having tryout camps in 2021 as compared to 2020. Additionally, the decrease was from a $22,235 decrease in travel and entertainment as a result of no football tryout camps in 2021 as compared to 2020.

Other income (expense) for the nine months ended January 31, 2021 was ($2,746,737) of expense compared to ($553,645) of expense for the nine months ended January 31, 2020 or an increase in expense of $2,193,092. The increase in expense from 2020 to 2021 was primarily from (1) a $2,886,083 increase in the loss from change in fair value of conversion option liability, offset by (2) a $350,072 loss for the initial fair value of a conversation option liability in 2020 with no comparable amount in 2021 and (3) $321,101 decrease in interest expense. The decrease in interest expense was primarily from $66,667 of put premium liability in 2020 with no comparable amount in 2021, a $138,145 decrease in the amortization of debt discounts on convertible promissory notes and a $116,289 decrease in interest on debt.

Because of the above, we had a net loss of $3,024,607 as compared to a net loss of $990,021 for the nine months ended January 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $2,791 of cash at January 31, 2021. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the nine months ended January 31, 2021 and 2020:

	For the Nine Months Ended,
	January 31, 2021	January 31, 2020

Net cash used in operating activities	$(128,405)	$(390,296)
Net cash used in investing activities	-	(57,723)
Net cash provided by financing activities	127,400	457,484

Net increase (decrease) in cash	$(1,005)	$9,465

Net Cash Used in Operating Activities

Net cash used in operating activities was $128,405 during the nine months ended January 31, 2021, compared to $390,296 used during the nine months ended January 31, 2020, or a decrease in cash used of $261,891. After adjusting for a non-cash $2,630,554 loss from change in fair value of conversion option liability, the Company would have had a net loss of $394,073 for 2021. For 2021, the Company had a net loss of $990,021 and adjusting for (1) a $255,529 non-cash gain from change in fair value of conversion option liability and (2) $350,072 non-cash loss from the initial fair value of conversion option liability, the adjusted net loss for 2020 would be $895,478. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the decrease in the net cash used in operating activities was primarily from a decrease in the expenses of the Company from 2020 to 2021.

Net Cash Used in Investing Activities

Investing activities used were $0 during the nine months ended January 31, 2021, compared to $57,723 used during the nine months ended January 31, 2020, or a decrease of $57,723. In 2020, the $57,723 was for the purchase of football and office equipment with no comparable amount in 2021.

Net Cash Provided by Financing Activities

Financing activities provided $127,400 of net cash during the nine months ended January 31, 2021, as compared to $457,484 provided during the nine months ended January 31, 2020, or a decrease of $330,084. The decrease in net cash provided from 2020 to 2021 was primarily from $302,200 of proceeds from the issuance of convertible unsecured promissory notes and $55,284 of proceeds from the issuance of notes payable, with no comparable amount in 2021. This was offset primarily by $30,000 of proceeds from the issuance of notes payable – related party in 2021 with no comparable amount in 2020.

Off-Balance Sheet Arrangements

At January 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2021 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Effective December 14, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 at a purchase price of $0.002 per share.

On January 21, 2021, a lender of an original $550,000 face value convertible secured promissory note elected to convert $28,500 of the accrued and unpaid interest into 15,000,000 shares of common stock at a conversion price of $0.0019 per share.

Effective January 29, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

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

Major League Football, Inc.

March 15, 2021	By:	/s/ Francis J. Murtha
Francis J. Murtha Principal Executive Officer and Principal Financial Officer

