Form 10-K
period 2021-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2021-07-29
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended April 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number 000-51132

Major League Football, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1568059
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15515 Lemon Fish Drive Lakewood Ranch, Florida	34202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 924-4332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
None	None

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

As of October 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,076,000, based upon the closing sales price of $0.015 per share for the registrant’s common stock on such date, as reported on the Pink Sheets. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of July 29, 2021 is 434,902,102.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties, and assumptions about our Company, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the section titled “Risk Factors” and in the information incorporated by reference herein.

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

PART I

Item 1. Business.

Our Plan of Business

Major League Football, Inc. (the “Company”) plans to establish, develop and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 6 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan is that teams will be located in Ohio, Virginia, Alabama, Arkansas, Texas, and Florida.  Our spring playing schedule avoids all competition with the NFL and colleges.  Our search committee has located multiple cities with both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology. We have commenced the process of leasing these venues and have acquired all the necessary football and related equipment to fully outfit 8 + teams, including some of the latest technology for use by our coaches and players.   The Alliance of American Football (“AAF”), whose equipment we acquired, has ceased operations and the XFL, which played five games in 2020 before filing for bankruptcy re-organization, has announced plans to restart in 2023. The Spring League is not considered a football league, as the players pay its ownership to play in it, hoping for NFL or other teams recognition. We believe because the Spring League has no player payroll costs, quality players will jump at a chance to be paid a salary in MLFB.

Both the AAF and XFL validated MLFB’s concept that there was a demand for football in the Spring, drawing excellent attendance averaging 15,000 with high TV ratings and outdrawing the NBA on several occasions. We believe  that there are thousands of quality football players available to MLFB and the NFL releases over 1,000 players every September. We believe that the lack of financial success by the AAF and perhaps the XFL is directly attributable to excessive payroll, stadium, and other overhead related expenses and not the concept itself.  MLFB will serve as a pipeline to further develop players skills, on and off the field, as well as a training ground for young coaches, officials and all associated with the industry. NFL Europe did just this during its existence.

MLFB is in the process of hiring several well-known and experienced coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring football. Management, as noted in a recent Form 8-K filing, studied in depth the possibility of having a Demonstration Season in the summer of 2021 as a means of introducing MLFB as a league and overcoming some of the difficulties encountered because of Covid-19.  While the pandemic has gradually eased and  crowd capacities increased, this occurred too late in the process to commence a Demonstration Season. In addition, our analysis of the cost for playing three games plus television, exceeded $3 million. As anxious as we, our shareholders and fans are to get started, management and our Board of Directors believe that the cost/ reward ratio and time challenges dictated that we allocate those resources to our planned 2022 football season.  This would include preparation for a launch with training camp beginning in April 2022. The Demonstration Season was probably going to generate minimal revenue and we did not want to rush our product to the field.  Covid-19 remediation costs were still going to be high but are trending down as new detection products come on the market. While frustrating to many constituents, our management style has been cautious, and its cornerstone has been to minimize known risks. We believe that the planned spring 2022 football season will allow us to put an economically sustainable league and product on the field and one in which our shareholders can be proud for years.

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between the end of calendar 2021 and the first calendar quarter of 2022.  However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe.

The Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in that effort.  In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors. However, the funds required or received by the Company at this time may be substantially less than the $27 million referred to above.

Unless the context otherwise requires, all references to the “Company,” “we,” “our“ or “us“ and other similar terms collectively means Major League Football, Inc., a Delaware corporation. Our principal offices are presently located at 15515 Lemon Fish Drive, Lakewood Ranch, Florida, 34202. Our telephone number is (847) 924-4332 and (941) 210-7546. Our Internet website is currently located at: www.mlfb.com.

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

Lastly, although MLFB’s long-range vision is to maintain a positive working relationship with the NFL, its ultimate intent is to function as an independent, stand-alone entity that captures sports content needed during off season. Although its economic model was, we believe, flawed, the professional Alliance of American Football teams drew a League wide average attendance of 15,000 fans per game and television ratings comparable to the NBA. The XFL had similar positive attendance in its five-game season.

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

  Professional Sports Market

MLFB recognizes the NFL is the dominant professional sports league in the United States. Although it clearly respects the success of the NFL business model, MLFB’s defined objective is to position itself as an independent, non-adversarial football league. MLFB believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. MLFB staff have held meetings with high-ranking NFL officials to discuss our plans.

MLFB will endeavor to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

•	Average ticket prices targeted at approximately 25% of the prices of NFL, NBA, NHL & MLB tickets.
•	Year-round cash flow from multiple revenue streams utilizing new technologies.
•	A highly developed marketing strategy that uses both traditional and new media to attract existing football fans as well as an entirely untapped market of potential new fans.
•	A more interactive website in professional sports using cutting edge technologies to preserve fan loyalty.
•	Proven executive staff members with considerable practical experience in professional football.
•	Player and coaching costs projected significantly less than those of the NFL, NBA, NHL, or MLB.

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

Audience

MLFB believes that today’s market demands a controlled deliverable to a targeted viewing audience as well as controlled advertising deliverables to specific targeted demographic audiences as well. Other sports attract audiences that are only a fraction of that number, in producing the sponsor and advertiser concerns. Therefore, retaining the mass appeal needed to attract such an audience is an over-arching consideration that shapes much of what we do and what concerns the Company.

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

The main benefits of the program are:

•	Fans will find quality items at more favorable price points.
•	Teams will have higher profit on items and stop tying up money on inventory they cannot’ properly sell.
•	More fans will be wearing and supporting the team and league branded merchandise.

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

Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares of common stock from 450,000,000 to 600,000,000.

For the three amendments above increasing three authorized shares of common stock, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Company and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Company did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation. As a result, there is a risk that the State of Delaware could notify the Company that the amendments were not valid.

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

On June 22, 2020 and effective August 1, 2020, one of the three new directors appointed above resigned his position with the Board of Directors.

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

At April 30, 2021, we had $19,778 of cash resources and continue to have limited cash resources through the date of this Form 10-K. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

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

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the U.S., have reacted by instituting quarantines, mandating business and school closures, and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession.

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

Additionally, the COVID-19 pandemic has had a significant negative impact and delayed the Company’s ability to obtain capital for its planned football operations and for general working capital. COVID-19 could continue to have material and adverse effects on our ability to successfully commence and operate our planned football operations due to, among other factors:

•	destabilization of the financial markets and impact our customer’s ability for entertainment spending;
•	a continuing governmental prohibition of fans ability to attend sporting events;
•	severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our access to capital to fund business operations;
•	the potential negative impact on the health of our players, officials, fans, vendors, and partners, especially if a significant number of them are affected; and
•	a material disruption in our supply chain, which could affect our ability to source football products from vendors on a timely basis or on favorable terms.

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

While we cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus, an extended economic slowdown could materially impact the Company’s financial position, results of operations, and cash flows in fiscal year 2022 or beyond. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for the Company to estimate the future performance of the business and develop strategies to generate growth.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, the Company would expect to experience, among other things, the Company could be unable to produce revenues and cash flows sufficient to conduct operations, meet the terms of the Company’s existing debt covenants and other requirements under its financing arrangements or service the Company’s outstanding debt. Such a circumstance could, among other things, exhaust the Company’s liquidity (and ability to access liquidity sources) or trigger an acceleration to pay a significant portion or all of the Company’s then-outstanding debt obligations, which the Company may be unable to do.

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

As reflected in the accompanying financial statements, the Company had a net loss of $185,381 and $1,510,156 for the years ended April 30, 2021 and 2020, respectively. Additionally, the Company had net cash used in operating activities of $213,518 and $456,382 for the years ended April 30, 2021 and 2020, respectively. At April 30, 2021, the Company has a working capital deficit of $4,319,993, an accumulated deficit of $28,992,782 and a stockholders’ deficit of $4,249,163, which could have a material impact on the Company’s financial condition and operations.

At April 30, 2021, the Company does not have sufficient cash resources or current assets to pay its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

The time required for us to become profitable under our MLFB business structure is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

Anticipated, but as yet unproven, revenue from sponsorships, television, licensing, special events, and market reservations are expected to provide sufficient working capital for on-going operations. Our capital requirement in connection with our growth plans requires substantial working capital to fund our business.

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, As noted in previous filings, the Company has been pursuing short term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between November 2021 and January 2022.  However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe.

The Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in that effort.  In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors. However, the funds required by the Company at this time may be substantially less than the $27 million referred to above.

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

We have been unable to generate revenues under our MLFB business plan this past year and we cannot accurately estimate future revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

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

Our Company’s principal business operations are comprised of its planned Major League Football operations. We are subject to risks and difficulties frequently encountered by early-stage companies such as our Company.

Unanticipated problems, expenses and delays are frequently encountered in establishing a new business, along with developing new products and services. We may not be successful in addressing some or all of those risks, in which case there could be a material negative effect on our business and the value of the Company’s common stock that could also cause our Company to reduce, curtail or cease operations. Our Company may never become profitable if revenue is lower and operating expenses are higher than anticipated.

Our Limited Operating History Makes It Difficult for You to Evaluate Our Prospects and Future Performance.

Our Company’s business operations have only a limited history upon which an evaluation of our prospects and future performance can be made. Our Company’s operations are subject to all business risks associated with development stage enterprises. The likelihood of our Company’s success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the establishment and expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and fan base. We believe it is likely that we will continue to sustain losses throughout the next twelve months. We cannot assure you that we will ever operate profitably.

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

We face significant competition within the professional sports league market.  In order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. The AAF has ceased operations and the XFL is planning for a 2023 relaunch, after being purchased out of bankruptcy for $15 million in August 2020.  We believe that they both proved the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model. Finally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

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

Our common stock trades on the OTC Pink Sheets and it may be more difficult to sell your stock.

Our common stock trades under the symbol “MLFB,” and it has a limited trading market. Currently, our stock trades on the OTC Pink Sheets. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock and your ability to sell our stock.

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

We anticipate offering any potential investors shares in order to attract financing and the issuance of those additional shares will further dilute the outstanding shares. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants in the future and are exercised, stockholders may experience further dilution. Holders of shares of our common stock have no pre-emptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The Company’s failure to reserve sufficient shares of common stock could be considered an event of default.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock with the transfer agent for the potential conversion of these securities. At April 30, 2021, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has reserved with the transfer agent for certain lenders. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company.

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

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely because of any of the above listed factors. In addition, the securities markets have often experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Company’s common stock.

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

Item 2. Properties.

Our Company leases a 9,000 sq. ft. warehouse facility in San Antonio, TX to store approximately 30,000 items of football equipment for which the Company has an option to purchase the equipment from a Lender for $500,000. The lease has a one-year term through March 2022, payable at $7,412 monthly. Additionally, the contract President, CEO, and a director’s residence, located at 1515 Lemon Fish Drive,  Lakewood Ranch, FL 34202 serves as our corporate headquarters. We believe this office space is adequate to serve our present needs until such time as we receive interim funding.

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

The Court also found that the claims against MLFB for the dishonored draft could be brought in the original suit and as such, there was no need for the second suit. On May 16, 2018, the Court held a scheduling conference. The court extended the time for discovery to August 31, 2018 and granted leave for the Trustee to amend its pleadings to assert claims for the dishonored check. A trial was set for October 3, 2018. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment for $25,000. The Company rejected the offer, and the judgment remains unpaid.

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

Stradley Ronon Stevens & Young, LLP - On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129. The Company previously recorded $173,821 related to the dispute and is classified as accounts payable. The judgment amount remains unpaid, and the Company has had no further contact related to the judgment.

David M. Bovi, P.A. Attorney Lien - Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,034, which included $19,243 of interest for unpaid invoices. The Company has recorded $105,127 of interest in accordance with the retainer agreement with Mr. Bovi and the total amount owed to Mr. Bovi is $348,161 at April 30, 2021. No further demands have been made and the Company disputes the claim.

Lamnia International/John Matteo - The Company entered into a contract with Lamnia International for investor relations services. On December 7, 2017, the Company received a demand for payment in the sum of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions would be instituted. No subsequent demands or contact have been received. The Company has recorded $124,968 of accounts payable to Lamnia and the difference in amounts is that the Company terminated the agreement in writing whereas Lamnia continued to charge for services after the date of termination for which the Company disagrees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is currently delisted from trading on the OTCQB under the symbol “MLFB”. Our stock can be found in the OTC “Pink Sheets”.

Market Information

The following table set forth below lists the closing high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High	Low
FY 2020	1st Quarter	$.04	$.02
	2nd Quarter	$.03	$.01
	3rd Quarter	$.03	$.00
	4th Quarter	$.05	$.01

FY 2021	1st Quarter	$.02	$.00
	2nd Quarter	$.01	$.00
	3rd Quarter	$.03	$.00
	4th Quarter	$.07	$.02

Holders

As of July 29, 2021, we have a total of 434,902,102 shares of common stock outstanding, held by approximately 519 qualified record stockholders

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2021

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders – 1.	1,200,000	$.05	9,200,000
Equity compensation plans not approved by security holders – 2.	1,500,000	$.10	0
Total	2,700,000	$.09	9,200,000

1.

Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees ,and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan (“2014 Plan”) for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan. This amount represents stock options outstanding at April 30, 2021.

2.	Represents stock warrants outstanding at April 30, 2021.

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

•	Effective May 20, 2020, the Company sold 100,000 shares of common stock to an investor for $400 received at a purchase price of $0.004 per share.

•	Effective May 25, 2020, the Company sold 1,000,000 shares of common stock to an investor for $40,000 received between May 14, 2020 and May 20, 2020, at a purchase price of $0.04 per share.

•

From June 8, 2020 to June 18, 2020, a lender of an original $63,000 face value convertible unsecured promissory note, elected to convert the entire principal amount and $3,150 of accrued interest into 65,492,425 shares of common stock.

•

From June 15, 2020 to June 29, 2020, a lender of an original $150,000 face value unsecured promissory note, elected to convert $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of common stock resulting in a note balance of $138,483 after the conversions.

•	Effective July 20, 2020, the Company sold 400,000 shares of common stock to an investor for $800 at a purchase price of $0.02 per share.

•

From July 23, 2020 to July 27, 2020, a lender of an original $38,000 face value unsecured promissory note, elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock.

•

From June 18, 2020 to August 5, 2020, a lender of an original $550,000 face value convertible secured promissory note elected to convert the remaining $30,000 of the principal amount of the promissory note into 21,820,000 shares of common stock resulting in a note balance of $0 after the conversion.

•	Effective September 15, 2020, the Company sold 5,000,000 shares of common stock to an investor for $10,000 received at a purchase price of $0.002 per share.

•	Effective October 2, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 received at a purchase price of $0.002 per share.

•	Effective November 1, 2020, the Company sold 2,500,000 shares of common stock to an investor for $5,000 at a purchase price of $0.002 per share.

•	Effective November 9, 2020, the Company sold 3,500,000 shares of common stock to an investor for $7,000 at a purchase price of $0.002 per share.

•	Effective November 11, 2020, the Company sold 1,000,000 shares of common stock to an investor for $2,000 at a purchase price of $0.002 per share.

•	Effective November 11, 2020, the Company sold 500,000 shares of common stock to an investor for $1,000 at a purchase price of $0.002 per share.

•	Effective December 14, 2020, the Company sold 7,500,000 shares of common stock to an investor for $15,000 at a purchase price of $0.002 per share.

•

On January 21, 2021, a lender of an original $550,000 face value convertible secured promissory note elected to convert $28,500 of the accrued and unpaid interest into 15,000,000 shares of common stock at a conversion price of $0.0019 per share.

•	Effective January 29, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

•	Effective February 2, 2021, the Company sold 20,000 shares of common stock to an investor for $500 at a purchase price of $0.025 per share.

•	Effective February 4, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

•	Effective February 4, 2021, the Company sold 26,666 shares of common stock to an investor for $800 at a purchase price of $0.03 per share.

•	Effective February 7, 2021, the Company sold 166,666 shares of common stock to an investor for $5,000 at a purchase price of $0.03 per share.

•	Effective March 11, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

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

Plan of Operation

The Company is seeking to establish, develop and operate MLFB as a professional spring/summer football league. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the NFL off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games. Our spring and early summer schedule ensures no direct competition with autumn/winter football, including the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. While the AAF and XFL Leagues have ceased operations, they did prove the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model, expense structure, venue selection and rents. The XFL, which played five games in 2020 before filing for bankruptcy re-organization, has announced plans to restart in 2023.

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

Management, as noted in a recent Form 8-K filing, studied in depth the possibility of having a Demonstration Season in the summer of 2021 as a means of introducing MLFB as a league and overcoming some of the difficulties encountered because of Covid-19.  While the pandemic has gradually eased and  crowd capacities increased, this occurred late in the process to commence a Demonstration Season. In addition, our analysis of the cost for playing three games plus television, exceeded $3 million. As anxious as we, our shareholders and fans are to get started, management and our Board of Directors believe that the cost/ reward ratio and time challenges dictated that we allocate those resources to our planned 2022 football season.  This would include preparation for a launch with training camp beginning in April 2022. The Demonstration Season was probably going to generate minimal revenue and we did not want to rush our product to the field.  Covid-19 remediation costs were still going to be high but are trending down as new detection products come on the market. While frustrating to many constituents, our management style has been cautious, and its cornerstone has been to minimize known risks. We believe that The planned spring 2022 football season will allow us to put an economically sustainable league and product on the field and one in which our shareholders can be proud for years.

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, As noted in previous filings, the Company has been pursuing short term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between the end of 2021 and the first calendar quarter of 2022.  However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe

The Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in that effort.  In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors. However, the funds required by the Company at this time may be substantially less than the $27 million referred to above.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $185,381 and $1,510,156 for the years ended April 30, 2021 and 2020, respectively. Additionally, the Company had net cash used in operating activities of $213,518 and $456,382 for the years ended April 30, 2021 and 2020, respectively. At April 30, 2021, the Company has a working capital deficit of $4,319,993, an accumulated deficit of $28,992,782 and a stockholders’ deficit of $4,249,163, which could have a material impact on the Company’s financial condition and operations.

  Results of Operations

Year ended April 30, 2021 compared to the year ended April 30, 2020

For the years ended April 30, 2021 and 2020, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football.

Total operating expenses for the year ended April 30, 2021 were $386,186 as compared to total operating expenses for the year ended April 30, 2020 of $581,023 or a decrease of $194,837. The decrease from 2020 to 2021 was primarily from a $105,949 decrease in professional fees, a $58,888 decrease in general and administrative expenses and a $30,000 decrease for a write off of a stadium lease deposit.  The $105,949 decrease in professional fees was primarily from $54,131 decrease in investor relations and a $49,006 decrease in consulting.  The $54,131 decrease in investor relations was primarily from a $60,000 claim made by a consultant in 2020 for services that the company disputes with no comparable amount in 2021.  This was offset by $6,369 increase in public relations services.  The $49,006 decrease in consulting was primarily from $36,900 of sports apparel services and $10,934 of consulting services with five consultants, both with no comparable amounts in 2021.

The $58,888 decrease in general and administrative expenses was primarily from a $40,179 decrease in insurance expense and a $31,120 decrease in travel expense, offset by a $17,346 increase in rent expense. The decrease in insurance expense was for workers compensation and liability insurance for previous football camps with no comparable amount in 2021.  The decrease in travel expense was primarily because of the impact of Covid-19 and the restrictions on travel by the pandemic.  The increase in rent expense was primarily from storage rental fees in Texas for football equipment. The $30,000 decrease in the write off of a stadium lease deposit was for a deposit that could not be transferred from 2019 to future MLFB planned football seasons in 2020 with no comparable amount in 2021.

Other income (expense) for the year ended April 30, 2021 was $200,805 of income as compared to $929,133 of expense for the year ended April 30, 2020, or an increase in income of $1,129,938. The increase in income from 2020 to 2021 was primarily from (1) a $603,950 gain from the change fair value of conversion option liability, (2) $350,072 from the initial fair value of conversion option liability in 2020 with no comparable amount in 2021 and (3) a $319,535 decrease in interest expense, offset by (4) $166,667 of settlement expense and cancellation of accounts payable income in 2020 with no comparable amount in 2021.

The decrease in interest expense is primarily (1) a $187,329 decrease for the amortization of debt discounts on convertible promissory notes, (2) $117,231 decrease in interest expense for debt and (3) a $37,052  decrease in put premium liability related to convertible promissory notes.

We had a net loss of $185,381 and $1,510,156 for the years ended April 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

From inception, we have relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $19,778 of cash at April 30, 2021 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness, design and operation of its disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that we record, process, summarize, and report in a timely manner the information that it must disclose in reports that we file with or submit to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2021 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers, and significant employees.

Name	Age	Position	Term/ Period Served
Frank Murtha	76	Contract President, CEO and Director	Feb. 18, 2020 to present
		Senior Executive Vice President	Jun. 28, 2017 to Feb. 20, 2020

William G. Lyons	65	Former Director	Feb. 20, 2020 to Aug. 1, 2020
		Contract Chief Marketing Officer	Feb. 20, 2020 to present

John JJ Coyne	56	Director	Feb. 2020 to present
		Contract Executive Vice President	Jun. 28, 2017 to present

Britt Jennings	53	Director	Feb. 20, 2020 to present

(b) Business experience of directors, executive officers, and significant employees.

Frank J. Murtha. Mr. Murtha serves as our contract President and Chief Executive Officer and a director since February 2020 and previously was Senior Executive Vice President from June 2017 to February 2020. He attended the University of Notre Dame, received a BA Government & International Relations, and was a member of the varsity baseball team. Mr. Murtha attended Northwestern University School of Law, where he received his JD and was the Recipient of two Ford Foundation grants for advanced study in criminal law. He worked at a major Union Pension Fund, assigned to legal staff working primarily on real estate and secured transaction matters in connection with loan portfolio and was House Counsel in his last position. He then worked at the US Department of Justice (“DOJ”), as an Assistant US Attorney for the Northern District of Illinois. Mr. Murtha was assigned to the Special Investigations Unit, handling primarily complex financial crimes. He handled numerous high-profile cases involving bank, insurance, and corporate frauds as well as several major organized crime prosecutions. Mr. Murtha resigned his position with the DOJ when US Attorney James R. Thompson (who was one of his teachers at Northwestern Law) left office to begin his successful campaign for Illinois Governor. Mr. Murtha then entered private law practice specializing in civil and criminal litigation, real estate transactions and representation of athletes. From 1983 to present, he has represented professional athletes and media talent in contract negotiations, and tax and financial planning and also represented high net worth individuals in the acquisitions of sports franchises and properties. Mr. Murtha has represented major stars and minor league players in baseball and football, including Wade Boggs, and Randy Johnson, Craig Counsel, Joe Girardi and Cecil Fielder and Bobby Thigpen. Mr. Murtha is President of Professional Sports Consultants, Inc., with offices in the Chicago area, a full-service firm that includes full time marketing personnel. This practice includes football and baseball, with present and former clients including Kevin Carter, Olandis Gary, Al Del Greco, Brad Meester, Akiem Hicks, Corey Clement, Cooper Carlisle, Ed Hartwell, David Bowens, Jason Baker and Nigel Thatch, better known as “Leon,” of Budweiser commercial fame and currently portraying Malcolm X in the movie Selma and the series Godfather of Harlem. Mr. Murtha has extensive experience in arbitration and litigation matters as well as labor-management issues and formed and headed the first union for the Arena Football League Players in 2000, successfully negotiating its first Collective Bargaining Agreement. Mr. Murtha is Adjunct Professor at Northwestern University Graduate School, teaching Sports Labor Relations and Negotiations.

John JJ Coyne. Mr. Coyne serves as our contract Executive Vice President since July 2017 and a director since February 2020.Previously, Mr. Coyne was Vice President of Supply Chain Management and Project Management for the Company from December 2013 to July 2017.Previously, Mr. Coyne was the Director of Procurement & Supply Chain Management at Vubiquity (formerly Avail-TVN), a privately held media and entertainment company, the largest global provider of end-to-end premium content managed services and technical solutions. Previous to Vubiquity, Mr. Coyne held the positions of Supply Chain Manager, Master Scheduler and Senior Buyer/Planner with Orchid Orthopedic Solutions (formerly Sandvik Medical Solutions), a world-leader in contract design and manufacture of implants, complex spinal surgical instruments, and innovative technologies for the orthopedic, dental, and cardiovascular markets. Before transitioning to the private sector, Mr. Coyne enjoyed a successful and decorated career in the United States Navy where he served as a Supply Corps Officer in the aviation, surface, and submarine enterprises. Mr. Coyne holds a Bachelor of Science in Economics from Excelsior College, a Master of Science in Operations Management from the University of Arkansas, a Master of Business Administration (Sports Management) from Columbia Southern University and a Master Certificate in Applied Project Management from Villanova University.

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

Britt Jennings. Mr. Jennings has been a director of the Company since February 2020.Over a successful thirty-year career, Mr. Jennings has focused on providing strategic taxation and accounting services for high-net-worth individuals and small to medium-sized businesses, including clients in the real estate industry. Mr. Jennings has experience in a wide array of business classifications, from construction to personal service to research & development. Since January 19, 2019, Mr. Jennings has been the manager of Bedrock Loans, LLC, which manages the Bedrock Fund. From January 1, 1999 to December 31, 2019, Mr. Jennings was the Founder of Jennings and Associates, PLLC, a full services tax and accounting firm in Atlanta, Georgia. Mr. Jennings holds a Bachelor of Science in Accounting and Master of Taxation degrees from Georgia State University and is a licensed Certified Public Accountant in the State of Georgia.

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

Nominating Committee

The Company does not have a nominating committee. This is due to the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Instead of having such a committee, the Company historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or re-election at each annual meeting of stockholders and, as necessary, to fill vacancies and newly created directorships.

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

Item 11. Executive Compensation of Directors and Officers.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for the fiscal years ended April 30, 2021 and April 30, 2020.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Frank Murtha	2021	0	0	0	0	154,000	154,000
Contract President, Chief Executive Officer and Director (1) (3)	2020	0	0	0	0	157,900	157,900

John JJ Coyne	2021	0	0	0	0	0	0
Contract Executive Vice President and Director (3)	2020	0	0	0	0	0	0

Willian J. Lyons	2021	0	0	0	0	0	0
Contract Chief Marketing Officer and Former Director (3) (4) (5)	2020	0	0	0	0	2,500	2,500

Britt Jennings	2021	0	0	0	0	0	0
Director (3)	2020	0	0	0	0	0	0

29

1.

Mr. Murtha compensation for 2021 is (1) $120,000 for a consulting agreement effective May 1, 2020 as the Contract President and CEO of the Company, that provides $10,000 monthly for services provided and (2) $34,000 for home office expenses to be reimbursed by the Company.  Compensation for 2020 is (3) $120,000 for a consulting agreement effective May 1, 2019 as the Contract President and CEO of the Company, that provides $10,000 monthly for services provided and (2) $37,900 for home office expenses to be reimbursed by the Company.

3.	Mr. Murtha became the sole Board member of the Company on February 18, 2020.Mr. Coyne, Mr. Lyons, and Mr. Jennings were appointed to the Board of Directors on February 20, 2020.
4.	On June 22, 2020, Mr. Lyons resigned his position with the Board of Directors, effective August 1, 2020.
5.	Mr. Lyons is the owner of BDB Entertainment, Inc., which provided consulting services for the Company under a Master Service Agreement and was paid $2,500 in 2020 for these services.

At no time during fiscal years 2021 and 2020 were any outstanding options otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718. No stock awards or options were granted to any executive officer or director during fiscal years 2021 or 2020.

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

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company.

The table below summarizes all outstanding equity awards for our named executive officers as of April 30, 2021, our latest fiscal year end.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Frank J. Murtha	1,200,000	0	0	0.05	07/14/2024	0	0	0	0
Contract President and Chief Executive Officer

John JJ Coyne	0	0	0	0	0	0	0	0	0
Contract Executive Vice President

William G. Lyons
Contract Chief Marketing Officer	0	0	0	0	0	0	0	0	0

Compensation of Directors

There was no compensation of directors or expenses reimbursed for fiscal years ending April 30, 2021.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Frank J. Murtha	$0	0	0	0	0	0	$0
William G. Lyons (1)	$0	0	0	0	0	0	$0
John JJ Coyne	$0	0	0	0	0	0	$0
Britt Jennings	$0	0	0	0	0	0	$0

__________

(1)	On June 22, 2020, Mr. Lyons resigned his position with the Board of Directors, effective August 1, 2020.

Compensation Committee

The Company does not have a compensation committee, and this is due to the Company’s development stage, lack of business operations, the small number of executive officers, and the fact that the Company operates with no employees at this time. The Company plans that the entire Board of Directors will actively participate in the consideration of executive officer and director compensation. The Company will continue to evaluate, from time to time, whether it should appoint a standing compensation committee.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 29, 2021, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 15515 Lemon Fish Drive, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1) (2)
Britt Jennings (1) (2) (3)	37,900,000	8.7%

32

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

(2)	Percentages are based on 434,902,102 shares outstanding on July 29, 2021. The table excludes shares underlying: (i) options and warrants to purchase shares under any plan.

(3)	Includes 4,400,000 shares in the name of Mr. Jennings child that lives in same household and for which Mr. Jennings spouse is the custodian.

Security Ownership of Management

The following table sets forth, as of July 29, 2021, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 15515 Lemon Fish Drive, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Frank Murtha (3)	1,272,080	0.3%
John JJ Coyne	20,000	0.0%
William G. Lyons (5)	35,000	0.0%
Britt Jennings (4)	37,900,000	8.7%
All executive officers and directors as a group (1 person)	39,227,080	9.0%

(1)

This table is based on information supplied by the Company’s Transfer Agent. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 434,902,102 shares outstanding on July 29, 2021. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

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

Item 13. Certain Relationships and Related Transactions, Director Independence.

Related Party Transactions

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) with BDB Entertainment, Inc. to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by the William Lyons, the Chief Marketing Officer of the Company.

Effective December 31, 2020, the Master Agreement was changed to reflect a different entity controlled by Chief Marketing Officer, William Lyons Associates, Inc., and has a term through December 31, 2021 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by December 31, 2021.

From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying Balance Sheet at April 30, 2021. Additionally, the Master Agreement specified that the Company would reimburse the consulting firm for out-of-pocket expenses and in May 2019, the Company paid $18,131 to the consulting firm for out-of-pocket expenses.

At April 30, 2021, the Company has recorded $178,868 of accounts payable – related parties for Company related expenses. This includes $173,600 to the Frank Murtha, the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $132,600 of expenses related to a consulting agreement with the Company, $39,500 of expenses related to an office in home and $1,500 of advances made to the Company. Additionally, the balance at April 30, 2021 includes $4,268 paid by John Coyne, the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

On March 5, 2020 and August 12, 2020, Britt Jennings, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000.  The Note Payable terms include an annual interest rate of 10% and are both and payable on August 31, 2021, by virtue of an extension. At April 30, 2021, the Company has recorded the proceeds as note payable, related party. During the year ended April 30, 2021, the Company recorded $4,645 of interest expense in the Statement of Operations and at April 30, 2021 and April 30, 2020, $5,029 and $384, respectively of accrued interest, related party is recorded in the Balance Sheet.

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

	2021	2020

Audit Fees (1)	$48,261	$48,260
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Accounting fees and Services	$48,261	$48,260

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2021 and April 30, 2020
•	Statements of Operations for the years ended April 30, 2021 and April 30, 2020
•	Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2021 and 2020
•	Statements of Cash Flows for the years ended April 30, 2021 and 2020
•	Notes to Financial Statements

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

Major League Football, Inc.
(Registrant)

Date: July 29, 2021	By:	/s/ Frank J. Murtha
Frank J. Murtha
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Date: July 29, 2021	By:	/s/ John Coyne
John Coyne
Director

Date: July 29, 2021	By:	/s/ Britt Jennings
Britt Jennings
Director

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Major League Football, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Major League Football, Inc. (the “Company”) as of April 30, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $185,381 and net cash used in operating activities of $213,518 for the fiscal year ended April 30, 2021. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $4,319,993, $4,249,163, and $28,992,782 respectively, at April 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 1 “Fair Value of Financial Instruments” to the financial statements, the Company recorded derivative transactions in prior years which had current year operating effects that resulted primarily in a net derivative gain from change in fair value of conversion option liability of $405,757, a reclassification from derivative liabilities to equity of $30,795 and derivative liabilities of $208,503 at April 30, 2021.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations.

/s/Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2010.

Boca Raton, Florida

July 29, 2021

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30, 2021	April 30, 2020

ASSETS
CURRENT ASSETS
Cash	$19,778	$3,796
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	72,278	56,296

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,000	2,000
Security deposits	11,607	11,517
TOTAL OTHER ASSETS	13,607	13,517

TOTAL ASSETS	$143,108	$127,036

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,641,838	$1,551,400
Accounts payable - related parties	177,868	68,618
Accrued former officer compensation	740,000	740,000
Accrued expenses	338,251	316,686
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $54,942 and $150,056 debt discounts and premiums	351,595	498,322
Convertible secured promissory notes, net of $53,333 and $65,372 put premiums	133,333	175,372
Conversion option liability	208,503	645,055
Notes payable	332,300	330,000
Notes payable, related party	55,000	27,300
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	261,289	217,143
Accrued interest - related party	5,029	384

TOTAL CURRENT LIABILITIES	4,392,271	4,717,545

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 600,000,000 shares authorized;
419,562,102 and 153,359,858 shares issued and 418,062,102 and 151,859,858
shares outstanding at April 30, 2021 and April 30, 2020, respectively	418,062	151,860
Common stock issuable; 40,000 and 0 shares at April 30, 2021 and April 30, 2020, respectively	40	-
Additional paid-in capital	24,325,517	24,065,032
Accumulated deficit	(28,992,782)	(28,807,401)

TOTAL STOCKHOLDERS' DEFICIT	(4,249,163)	(4,590,509)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$143,108	$127,036

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	April 30, 2021	April 30, 2020

Operating Expenses
Professional fees	$246,560	$352,509
Write off of stadium lease deposit	-	30,000
General and administrative	139,626	198,514
Total Operating Expenses	386,186	581,023

Operating Loss	(386,186)	(581,023)

Other Income (Expense)
Tax penalties and interest	(21,616)	(20,414)
Interest expense	(179,586)	(499,121)
Settlement expense and cancellation of accounts payable	-	166,667
Other expense	(3,750)	(28,000)
Initial fair value of conversion option liability	-	(350,072)
Gain (loss) from change in fair value of conversion option liability	405,757	(198,193)
Total Other Income (Expense), net	200,805	(929,133)

Net Loss	$(185,381)	$(1,510,156)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)

Weighted Average Shares - Basic and Diluted	359,329,604	108,033,309

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2019	92,993,073	$92,993	-	$-	$23,815,614	$(27,297,245)	$(3,388,638)

Conversion of convertible secured promissory note	9,310,025	9,310	-	-	45,690	-	55,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	20,104	-	20,104
Conversion of convertible unsecured promissory notes	42,056,760	42,057	-	-	33,730	-	75,787
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	32,434	-	32,434
Issuance of stock warrant with convertible unsecured promissory notes	-	-	-	-	24,960	-	24,960
Sale of common stock - $0.02 per share	2,500,000	2,500	-	-	47,500	-	50,000
Sale of common stock - $0.01 per share	5,000,000	5,000	-	-	45,000	-	50,000
Net loss, year ended April 30, 2020	-	-	-	-	-	(1,510,156)	(1,510,156)

Balance at April 30, 2020	151,859,858	$151,860	-	$-	$24,065,032	$(28,807,401)	$(4,590,509)

Conversion of convertible secured promissory note	21,820,000	21,820	-	-	8,180	-	30,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	12,039	-	12,039
Conversion of convertible unsecured promissory notes and accrued interest	199,928,912	199,929	-	-	(28,852)	-	171,077
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	144,816	-	144,816
Conversion of accrued interest on convertible secured promissory note	15,000,000	15,000	-	-	13,500	-	28,500
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	-	-	30,795	-	30,795
Sale of common stock - $0.004 per share	100,000	100	-	-	300	-	400
Sale of common stock - $0.002 per share	27,900,000	27,900	-	-	27,900	-	55,800
Sale of common stock - $0.025 per share	260,000	260	-	-	6,240	-	6,500
Common stock issuable from sale - $0.025 per share	-	-	40,000	40	960	-	1,000
Sale of common stock - $0.03 per share	193,332	193	-	-	5,607	-	5,800
Sale of common stock - $0.04 per share	1,000,000	1,000	-	-	39,000	-	40,000
Net loss, year ended April 30, 2021	-	-	-	-	-	(185,381)	(185,381)

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended,
	April 30, 2021	April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(185,381)	$(1,510,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible secured promissory note	-	10,083
Amortization of debt discount on convertible unsecured promissory notes	4,010	181,256
Conversion fees on convertible unsecured promissory notes	3,750	3,000
Accretion of put premium liability	51,692	193,971
Initial fair value of conversion option liability	-	350,072
Loss (Gain) from change in fair value of conversion option liability	(405,757)	198,193
Settlement expense and cancellation of accounts payable	-	(166,667)
Write off of stadium lease deposit	-	(30,000)
Changes in operating assets and liabilities:
Prepaid consulting	-	(2,500)
Deposits	(90)	53,483
Accounts payable	90,438	133,484
Accounts payable - related parties	109,250	22,154
Accrued expenses	21,565	20,313
Accrued interest	92,360	86,548
Accrued interest - related party	4,645	384
Net cash used in operating activities	(213,518)	(456,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark legal and filing fees	-	(500)
Purchase of football equipment	-	(46,223)
Purchase of office equipment	-	(11,000)
Net cash used in investing activities	-	(57,723)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	90,000	302,200
Proceeds from issuance of notes payable	-	85,284
Proceeds from issuance of note payable - related party	30,000	25,000
Proceeds from issuance of common stock	108,500	100,000
Proceeds from common stock issuable	1,000	-
Net cash provided by financing activities	229,500	512,484

NET INCREASE (DECREASE) IN CASH	15,982	(1,621)
CASH - BEGINNING OF YEAR	3,796	5,417
CASH - END OF YEAR	$19,778	$3,796

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended,
	April 30, 2021	April 30, 2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion of Convertible promissory notes	$156,855	$52,538
Reclass of conversion option liability to debt premium	$-	$78,005
Reduction in fair value of conversion option liability for conversion of promissory note	$30,795	$-
Issuance of stock warrant with convertible unsecured promissory notes	$-	$24,960
Conversion of convertible secured promissory note	$30,000	$55,000
Conversion of convertible unsecured promissory notes	$147,613	$52,734
Conversion of accrued interest on convertible secured promissory notes	$28,500	$-
Conversion of accrued interest on convertible unsecured promissory notes	$19,714	$20,053
Discounts related to derivative liabilities	$-	$96,790
Discounts related to convertible promissory notes	$6,000	$48,800
Discounts related to notes payable	$-	$14,716
Reclass note payable – related party to note payable	$2,300	$-

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For all of  the amendments above, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Company and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Company did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation. As a result, there is a risk that the State of Delaware could notify the Company that the amendments were not valid.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss of $185,381 and $1,510,156 for the years ended April 30, 2021 and 2020, respectively. Additionally, the Company had net cash used in operating activities of $213,518 and $456,382 for the years ended April 30, 2021 and 2020, respectively. At April 30, 2021, the Company has a working capital deficit of $4,319,993, an accumulated deficit of $28,992,782 and a stockholders’ deficit of $4,249,163, which could have a material impact on the Company’s financial condition and operations. At April 30, 2021, the Company does not have sufficient cash resources or current assets to pay its obligations.

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

YEARS ENDED APRIL 30, 2021 AND 2020

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

MLFB is in the process of hiring several well-known and experienced coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring football. Management, as noted in a recent Form 8-K filing, studied in depth the possibility of having a Demonstration Season in the summer of 2021 as a means of introducing MLFB as a league and overcoming some of the difficulties encountered because of Covid-19.  While the pandemic has gradually eased and crowd capacities increased, this occurred too late in the process to commence a Demonstration Season. In addition, our analysis of the cost for playing three games plus television, exceeded $3 million. As anxious as we, our shareholders and fans are to get started, management and our Board of Directors believe that the cost/ reward ratio and time challenges dictated that we allocate those resources to our planned 2022 football season.  This would include preparation for a launch with training camp beginning in April 2022, subject to us receiving the required funding. The Demonstration Season was probably going to generate minimal revenue and we did not want to rush our product to the field.  Covid-19 remediation costs were still going to be high but are trending down as new detection products come on the market. While frustrating to many constituents, our management style has been cautious, and its cornerstone has been to minimize known risks. We believe that the planned spring 2022 football season will allow us to put an economically sustainable league and product on the field.

The Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in that effort.  In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors.

In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the filing of the Company’s Form 10-K with the Securities and Exchange Commission (“SEC”). Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs from the sale of public equity securities and debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between the end of calendar 2021 and the first calendar quarter of 2022.  However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In relation to this anticipated capital raise to new investors, the Company increased its authorized shares of common stock by 150,000,000 to 600,000,000 authorized shares during the year ended April 30, 2021.  Should a Demonstration Season be pursued in late spring and summer of 2022, rather than a full schedule, the funds required by the Company at this time may be substantially less than the $27 million referred to above. The majority of the $27 million would be used to fund a full spring 2022 football season. The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 30, 2021 and 2020.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At April 30, 2021 and 2020, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at April 30, 2021 and 2020, respectively. The football and office equipment are held in storage to be utilized in future planned league operations. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the years ended April 30, 2021 or 2020, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.  For the year ended April 30, 2020, the Company wrote off $125,000 of previously recorded football equipment from a vendor claim that the Company disputes as the product was not delivered.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

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

The Company follows ASU 260 regarding changes to the classification of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, entities that present earnings per share (“EPS”) in accordance with Topic 260, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related guidance in Topic 260.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

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

The Company’s financial instruments consist principally of cash, football equipment, accounts payable, unsecured convertible notes payable, secured convertible notes payable, notes payable, and notes payable – related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the Company believes that the recorded values of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis and the carrying value consist of the following at April 30, 2021 and 2020:

	April 30,	Fair Value Measurements at April 30, 2021
	2021	Level 1	Level 2	Level 3
Conversion option liability	$208,503	$-	$-	$208,503

	April 30,	Fair Value Measurements at April 30, 2020
	2020	Level 1	Level 2	Level 3
Conversion option liability	$645,055	$-	$-	$645,055

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of activity of Level 3 assets and liabilities for the years ended April 30, 2021 and 2020:

Embedded Conversion Option Liability
Balance – April 30, 2019	$78,005
Initial value of conversion option liability	350,072
Initial value of debt discount of conversion option liability	96,790
Loss from change in the fair value of conversion option liability	198,193
Reclass of conversion option liability to debt premium	(78,005)
Balance – April 30, 2020	$645,055

Embedded Conversion Option Liability
Balance – April 30, 2020	$645,055
Reduction in fair value of conversion option liability for conversion of promissory note	(30,795)
Gain from change in the fair value of conversion option liability	(405,757)
Balance – April 30, 2021	$208,503

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying Statement of Operations.

Leases

The Company follows ASC 842 regarding leases whereby lessees need to recognize leases on their balance sheet as a right of use asset and a corresponding lease liability. We have elected to exclude leases with a lease term of one year or less. Accordingly, we have no leases over one year.

Revenue Recognition

The Company will recognize revenue in accordance with the five-step method prescribed by ASC 606 “Revenues from Contracts with Customers”.

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the years ended April 30, 2021 or 2020, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions. The Company football operations had not commenced as of April 30, 2021.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At April 30, 2021 and 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation”. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees and non-employees to be recorded as an expense over the shorter of the service period or the vesting period. The Company values employee and non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities that could potentially dilute earnings per share in the future at April 30, are as follows:

	2021	2020
Warrants to purchase common stock	1,500,000	1,800,000
Options to purchase common stock	1,200,000	1,200,000
Conversion of convertible unsecured promissory notes	21,110,215	428,952,756
Conversion of convertible secured promissory notes	14,130,497	102,124,456
Total	37,940,712	534,107,212

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock.  As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard is effective for MLFB on May 1, 2022, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after April 30, 2021 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	April 30, 2021	April 30, 2020
Penalties and interest - unpaid state income tax	$261,087	$239,522
Unpaid federal income tax	1,764	1,764
Legal settlement (See Note 8 – Commitments and Contingencies)	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$338,251	$316,686

NOTE 3 – DEBT

	April 30, 2021	April 30, 2020
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand. (Reclassed from Related Party)	$2,300	$-
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	30,000	30,000
Total Notes Payable	$332,300	$330,000

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

At April 30, 2021 and April 30, 2020, the Company has recorded $332,300 and $330,000 of Notes Payable, respectively.  At April 30, 2021, the Company has reclassed $2,300 of previously recorded Notes Payable, Related Party from a former officer of the Company. The former officer is no longer a related party and there is no formal agreement, and no interest is being accrued by the Company with the principal due on demand.

The $332,300 of Notes Payable at April 30, 2021 includes $230,000 from seven third parties and the principal and interest are payable on demand with an interest rate ranging from 4% to 8% annually. Included in the $230,000 balance are the following in default at April 30, 2021 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at April 30, 2021 and April 30, 2020,  (2) a $70,000 Note Payable dated September 25, 2019 and due March 25, 2020 that the Company is recording default interest at a rate of 22% and (3) a $30,000 Note Payable dated April 9, 2020 and due October 9, 2020 that the Company is recording default interest at a rate of 22%.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at April 30, 2020. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At April 30, 2021, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date. At April 30, 2021, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

For the years ended April 30, 2021 and 2020, the Company recorded $35,069 and $19,227 of interest expense for Notes Payable in the accompanying Statement of Operations and at April 30, 2021 and 2020, the Company has recorded $100,817 and $65,748, respectively related to Notes Payable as accrued interest in the accompanying Balance Sheets.

	April 30, 2021	April 30, 2020
Notes Payable, Related Party:
Aug. 28, 2015. No stated interest and principal payable on demand.	$-	$2,300
Mar. 5, 2020. Interest at 10% and principal due August 31, 2021	25,000	25,000
Aug. 12, 2020. Interest at 10% and principal due December 31, 2021.	30,000	-
Total Notes Payable – Related Party	$55,000	$27,300

At April 30, 2021, the Company has reclassed $2,300 of previously recorded Notes Payable, Related Party from a former officer of the Company to Notes Payable as the former officer is no longer a related party (See above).

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on August 31, 2021, by virtue of an extension. See Note 7 – Related Parties.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on December 31, 2021, by virtue of an extension. See Note 7 – Related Parties.

For the years ended April 30, 2021 and 2020, the Company recorded $4,645 and $384 of interest expense in the accompanying Statement of Operations and at April 30, 2021 and 2020, the Company has recorded $5,029 and $384,of accrued interest, related party in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

	April 30, 2021	April 30, 2020
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	12,170	51,350

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	145,916

December 5, 2019, Interest at 10% - principal and interest due December 5, 2020	-	63,000

January 21, 2020, Interest at 10% - principal and interest due January 21, 2021	-	38,000

February 3, 2021, Interest at 10% - principal and interest due February 3, 2022	55,000	-

March 17, 2021, Interest at 10% - principal and interest due March 17, 2022	41,000	-

Plus: put premium	60,942	154,066

Less: debt discount	(6,000)	(4,010)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$351,595	$498,322

In April 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at April 30, 2021 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 208,743 shares of common stock at April 30, 2021.

Interest expense recorded in the accompanying Statement of Operations by the Company for the years ended April 30, 2021 and 2020 was $2,500 and $2,507, respectively.  At April 30, 2021 and April 30, 2020, the Company has recorded $12,623 and $10,123 of accrued interest, respectively in the accompanying Balance Sheet.

Convertible Unsecured Promissory Note – May 2, 2019

On May 2, 2019, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of two 10% convertible promissory notes in the aggregate principal amount of $200,000, comprised of a First Note of $100,000 and a Back-End Note of $100,000, convertible into shares of common stock of the Company.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

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

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note was due and payable on August 2, 2020, by virtue of a signed extension. At April 30, 2021, the First Note is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

YEARS ENDED APRIL 30, 2021 AND 2020

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

From May 7, 2020 to August 17, 2020, the lender converted $39,180 of the principal amount of the First Note and $4,248 of accrued interest into 43,748,599 shares of the Company’s common stock. At April 30, 2021, the principal balance of the First Note was $12,170. As a result of the partial conversions, the Company reclassified $24,983 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at April 30, 2021. See Note 5 – Stock.  On January 25, 2021, the lender requested a $6,000 conversion of  the principal amount and $1,183 of accrued interest into 4,057,954 shares of the Company’s common stock.  However, the Company did not have sufficient shares to be issued for the conversion.  In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day.  The Company calculated a $43,250 penalty at April 30, 2021.  However, the lender provided a written waiver of the Event of Default to the Company and no penalty was record by the Company.  However, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately. See Note 8 – Commitments and Contingencies.

On May 2, 2019, the Company recorded the following as offsets to the First Note to be amortized over the 1-year term: (1) original issue discount of $2,150 and (2) debt issue costs of $12,400, or a total of $14,550. For the year ended April 30, 2021, the Company recorded $40 for the final amortization of the remaining debt discounts to interest expense in the accompanying Statement of Operations and as a result, at April 30, 2021, the remaining unamortized balance was $0.

Interest expense recorded in the accompanying Statements of Operations by the Company was $1,709 for the year ended April 30, 2021 and $8,773 for the year ended April 30, 2020.  At April 30, 2021 and April 30, 2020, the Company has recorded $2,790 (net of $4,248 converted above) and $5,329 (net of $3,444 converted) of accrued interest, respectively in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at April 30, 2021 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

For the period from the note issue date of May 8, 2019 to April 30, 2020, the Company recorded $150,000 for the full amortization of the debt discounts discussed above and recorded to interest expense.

From November 15, 2019 to April 23, 2020, the lender converted $4,084 of principal, $16,609 of accrued interest and $3,000 of conversion fees into 19,888,880 shares of the Company’s common stock. At April 30, 2020, the principal balance of the promissory note was $145,916.

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

From June 15, 2020 to June 29, 2020, the lender converted $7,433 of principal, $10,416 of accrued interest and $3,750 of conversion fees into 59,995,579 shares of the Company’s common stock.  At April 30, 2021, the principal balance of the promissory note is $138,483. See Note 5 – Stock.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the conversion dates from June 15, 2020 to June 29, 2020 and at April 30, 2021, that resulted in an estimated conversion option liability of $208,503. The Company has recorded a total gain of $405,757 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statement of Operations for the year ended April 30, 2021. Additionally, the Company reclassified $30,795 of the conversion option liability to additional paid in capital for the change in the fair value of conversion option liability related to the conversions of principal amounts on the respective dates.

For the revaluation of the at April 30, 2021, it was estimated with the following assumptions: stock price $0.023, conversion price $0.0131, expected term of 0.25 years, expected volatility of 247% and discount rate of 1%.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2021 was $33,975 and $21,826 for the year ended April 30, 2020  At April 30, 2021 and April 30, 2020, the Company has recorded $28,776 (net of $10,416 converted above) and $5,217 (net of $16,609 converted) of accrued interest, respectively in the accompanying Balance Sheets.

At April 30, 2021, the Company did not have sufficient shares reserved with the transfer agent for the potential conversion of the principal and accrued interest.  At April 30, 2021, based upon the calculated conversion price, this would be 12,753,260 shares of the Company’s common stock.  Accordingly, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately.  See Note 8 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

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

The principal and accrued interest may be prepaid in full during the dates set forth below, which shall be subject to the following adjustments, subject to the payment period on the date all amounts are paid in full by the Borrower. Subsequent to 180 days after the Issue Date, the Company has no right or option to prepay the principal amount.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

From June 8, 2020 to June 18, 2020, the Lender elected to convert the entire principal amount of $63,000 and $3,150 of accrued interest into 65,492,425 shares of common stock. See Note 5 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,792 was amortized to interest expense in the accompanying Statement of Operations for the year ended April 30, 2021.

Interest expense recorded in the accompanying Statements of Operations by the Company for the year ended April 30, 2021 was $613 and $2,537 for the year ended April 30, 2020.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

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

From July 23, 2020 to July 27, 2020, the Lender elected to convert the entire principal amount and $1,900 of accrued interest into 30,692,309 shares of common stock. See Note 5 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $2,178 was amortized in full to interest expense in the accompanying Statement of Operations for the year ended April 30, 2021.

Interest expense recorded in the accompanying Statements of Operations by the Company for the years ended April 30, 2021 was $859 and $1,041 for the year ended April 30, 2020.

Convertible Unsecured Promissory Note – February 3, 2021

On February 3, 2021, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or February 3, 2022.

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

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

Date of Note Satisfaction	Payment Amount
0 to 30 days	115% of principal amount plus accrued interest
31 to 60 days	120% of principal amount plus accrued interest
61 to 90 days	125% of principal amount plus accrued interest
91 to 120 days	130% of principal amount plus accrued interest
121 to 180 days	135% of principal amount plus accrued interest

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $84,615.  In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of January 21, 2020, and the Company recorded a $29,615 put premium liability with an offset to interest expense.

On February 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term and the debt discount balance was $3,000 at April 30, 2021.

Interest expense recorded in the accompanying Statements of Operations by the Company for the year ended April 30, 2021 was $1,296.

Convertible Unsecured Promissory Note – March 17, 2021

On March 17, 2021, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $41,000, convertible into shares of common stock of the Company. The Company received $38,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or March 17, 2022.

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

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

Date of Note Satisfaction	Payment Amount
0 to 30 days	115% of principal amount plus accrued interest
31 to 60 days	120% of principal amount plus accrued interest
61 to 90 days	125% of principal amount plus accrued interest
91 to 120 days	130% of principal amount plus accrued interest
121 to 180 days	135% of principal amount plus accrued interest

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $63,077. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of March 17, 2021, and the Company recorded a $22,077 put premium liability with an offset to interest expense.

On March 17, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term and the debt discount balance was $3,000 at April 30, 2021.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2021 was $501.

	April 30, 2021	April 30, 2020
Convertible Secured Note Payable:
Mar. 9, 2016 - Principal and interest at 10% due June 9, 2017. IN DEFAULT with interest recorded at default rate of 22%.	$-	$30,000

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	80,000	80,000

Plus: put premium	53,333	65,372

Total Convertible Secured Notes Payable	$133,333	$175,372

Convertible Secured Note Payable - #1

At April 30, 2021, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016, which had a balance of $30,000 at April 30, 2020. From June 18, 2020 to August 5, 2020, the lender elected to convert the remaining $30,000 of the principal amount into 21,820,000 shares of common stock. As a result of this conversions, the promissory note balance is $0 at April 30, 2021. See Note 5 – Stock.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 3 – DEBT (CONTINUED)

The promissory note was due and payable on June 9, 2017 and as a result, was previously in default. However, the lender had not notified the Company of the default in writing but, the lender had several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the promissory note (1) embodies an unconditional obligation and (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based on a monetary amount known as the lender will receive $107,143 ($75,000 principal divided by the Conversion Price). In accordance with ASC 480, the promissory note was classified as stock settled debt and the Company recorded a $32,143 put premium liability on the issue date of March 16, 2016.

As a result of partial conversions of the promissory note into common stock, the Company reclassified $20,104 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $12,039 at April 30, 2020.

On January 21, 2021, the lender elected to convert $28,500 of the accrued and unpaid interest into 15,000,000 shares of common stock at a conversion price of $0.0019 per share.

As a result of the final conversion discussed above, the Company reclassified the remaining $12,039 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance is $0 at April 30, 2021.

The Company is accruing interest at the default rate of twenty-two percent (22%) per annum from the due date thereof until paid. During the year ended April 30, 2021 and 2020, the Company recorded $14,038 (net of $28,500 converted) and $13,037 of interest expense in the accompanying Statement of Operations and at April 30, 2021 and 2020, $76,367 and $103,429 of accrued interest was recorded in the accompanying Balance Sheets.

Convertible Secured Note Payable - #2

At April 30, 2021 and April 30, 2020, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at April 30, 2021. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

Effective May 17, 2019, the Company is accruing interest at the default rate of eighteen percent (18%) per annum from the due date thereof until paid.  During the years ended April 30, 2021 and 2020, the Company recorded $14,400 and $17,600 of interest expense in the accompanying Statement of Operations and at April 30, 2021 and 2020, $38,119 and $23,719 of accrued interest was recorded in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 4 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at April 30, 2021 and 2020 consist of net operating loss carryforwards and differences in the book and tax basis assets.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended April 30, 2021 and 2020 were as follows:

	For the Year Ended April 30,
	2021	2020
Statutory federal rate	(21.00)%	(21.00)%
State tax rate, net of federal effect	(5.75)%	(5.75)%
Change in federal tax rates	0%	0%
Change in valuation allowance	26.75%	26.75%
Total provision for income taxes	0%	0%

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 4 – INCOME TAXES (Continued)

The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2021	2020
Income tax benefit at U.S. Federal Income Tax rate	$(39,000)	$(313,000)
State income taxes, net of federal benefit	(11,000)	(86,000)
Effect of change in federal statutory rate	-	-
Change in valuation allowance	50,000	399,000

Net Income tax benefit	$-	$-

The Company’s approximate net deferred tax assets are as follows:

	April 30,
	2021	2020
Deferred tax assets:
Net operating loss carry forward	$5,187,000	$5,137,000

Total deferred tax assets	$5,187,000	$5,137,000
Less: deferred tax asset valuation allowance	(5,187,000)	(5,137,000)
Total Net deferred tax assets	$-	$-

The net operating loss carryforward was approximately $19,386,000 and $19,201,000 at April 30, 2021 and 2020, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended April 30, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $50,000 in 2021.

The potential tax benefit arising from the net operating loss carryforward of $16,656,000 from the period prior to Act’s effective date will expire in 2039. The potential tax benefit arising from the net operating loss carryforward of $2,730,000 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 4 – INCOME TAXES (Continued)

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s Corporate Income tax returns for tax years from 2005 (initial tax year) through 2020 remain subject to Internal Revenue Service (“IRS”) examination because the Company has not filed tax returns for these years. Because the Company has not had taxable income for the unfiled tax returns, the IRS charges a non-filing penalty of $210 for each return at 60 days after the date due. The Company has calculated that the estimated penalty for the unfiled returns would be approximately $3.150 at April 30, 2021.

At April 30, 2021 and 2020, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in the accompanying Balance Sheets. Additionally, at April 30, 2021 and 2020, the Company owes the State of Delaware for assessed penalties and interest from the tax year ending April 30, 2007 of $261,087 and $239,522, which is included as accrued expenses in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

 NOTE 5 – STOCK

Common Stock

The Company is authorized to issue up to 600,000,000 shares of common stock at $0.001 par value per share. Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares from 450,000,000 to 600,000,000. Previously and effective October 30, 2019, the Company amended its Articles of Incorporation to increase authorized shares from 300,000,000 to 450,000,000. See Note 8 – Commitments and Contingencies for discussion related to authorized securities. At April 30, 2021, there were 419,562,102 shares issued and 418,062,102 shares outstanding. Additionally, there are 40,000 shares issuable at April 30, 2021 as described below. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued and outstanding at April 30, 2021. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

Common Stock Issued

From June 18, 2019 to February 7, 2020, the lender of an original $550,000 face value convertible secured promissory note elected to convert $55,000 of the principal amount of the promissory note into 9,310,025 shares of common stock. See Note 3 – Debt.

On July 15, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 2,500,000 shares of stock at $0.02 per share from a related party investor. See Note 7 Related Party Transactions.

On October 31, 2019, the Company received $50,000 of proceeds from a private placement offering, representing 5,000,000 shares of stock at $0.01 per share from a related party investor. See Note 7 - Related Party Transactions

From November 18, 2019 to April 15, 2020, the lender of an original $100,000 face value convertible unsecured promissory note converted $48,650 of the principal amount and $3,444 of accrued interest into 22,167,880 shares of the Company’s common stock. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 5 – STOCK (Continued)

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

Effective  July 20, 2020, the Company sold 400,000 shares of common stock to an investor for $800 at a purchase price of $0.002 per share.

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

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 5 – STOCK (Continued)

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

 Effective March 11, 2021, the Company sold 80,000 shares of common stock to an investor for $2,000 at a purchase price of $0.025 per share.

Common Stock Issuable

Effective February 25, 2021, the Company sold 40,000 shares of common stock to an investor for $1,000 at a purchase price of $0.025 per share.  The shares were not issued by the Transfer Agent at April 30, 2021 and as a result, the Company has classified the amount as Common Stock Issuable at April 30, 2021.  See Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 6 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the year ended April 30, 2021:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2020	1,200,000	$0.05	4.21	$-
Outstanding, April 30, 2021	1,200,000	$0.05	3.21	$-
Exercisable, April 30, 2021	1,200,000	$0.05	3.21	$-

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the year ended April 30, 2021:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2020	1,800,000	$0.13	1.77	$-
Expired October 26, 2020	(300,000)	$-	-	$-
Outstanding, April 30, 2021	1,500,000	$0.10	1.02	$-
Exercisable, April 30, 2021	1,500,000	$0.10	1.02	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $740,000 for unpaid former officer compensation and $37,111 for the employer’s share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

Effective November 16, 2018, the Company entered into a Master Business Agreement (“Master Agreement”) to provide the following services related to the Company’s planned 2019 football season: (1) marketing and communications, (2) sponsorship development and sales, (3) distribution and broadcasts and (4) production and show creation. The consulting firm is owned by the Chief Marketing Officer of the Company.

Effective December 31, 2020, the Master Agreement was changed to reflect a different entity controlled by Chief Marketing Officer and has a term through December 31, 2021 and provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by December 31, 2021.

From January 30, 2019 to November 7, 2019, the Company paid the consulting firm $52,500 as a good faith payment and recorded the payment as prepaid consulting, related party in the accompanying Balance Sheet at April 30, 2021 and 2020, respectively. Additionally, the Master Agreement specified that the Company would reimburse the consulting firm for out-of-pocket expenses and in May 2019, the Company paid $18,131 to the consulting firm for the out-of-pocket expenses.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

At April 30, 2021 and 2020, the Company has recorded $177,868 and $68,618, respectively of accounts payable – related parties for Company related expenses. The 2021 balance includes $173,600 to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $132,600 of expenses related to a consulting agreement with the Company, $39,500 of expenses related to an office in home and $1,500 of advances made to the Company. Additionally, the balance at April 30, 2021 and 2020, includes $4,268 and $6,768, respectively paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000.  The Note Payable terms include an annual interest rate of 10% and are both payable on August 31, 2021, by virtue of an extension. At April 30, 2021, the Company has recorded the proceeds as note payable, related party. During the year ended April 30, 2021, the Company recorded $4,645 of interest expense in the Statement of Operations and at April 30, 2021 and April 30, 2020, $5,029 and $384, respectively of accrued interest, related party is recorded in the Balance Sheet.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lawsuit for Legal Fees

On May 9, 2009, a previous legal firm representing the Company filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with the legal firm and in July 2014, issued the legal firm 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129.  The Company previously recorded $173,821 related to the dispute and is classified as accounts payable  in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The judgment amount remains unpaid, and the Company has had no further contact related to the judgment.

Attorney Lien

On August 2, 2017, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $26,880 and $26,880 of interest expense related to the unpaid invoices during the years ended April 30, 2021 and 2020, resulting in a total amount owed of $348,161 and $321,281, classified as accounts payable in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The “charging lien” states that the former legal counsel will retain all Company documents in his possession unless paid the amount outstanding as described above. The Company disputes the claim made by the former legal counsel.

Supplier Dispute:

In 2016, the Company entered an agreement with a Canadian entity to be the Company’s official uniform supplier. The supplier made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The Company disputes the charge with the supplier.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Vendor Lawsuits

Bankruptcy Trustee

A chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and debtor in the Chapter 7 bankruptcy (the “Debtor”).

On August 24, 2017, the Company and the Debtor agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The Company received notice on December 18, 2019 that the judgement had been purchased by a third party, who extended a 10-day offer to compromise and settle the judgment debt for $25,000. The Company rejected the offer, and the judgment remains unpaid. See Note 2 – Accrued Expenses.

Logo Design and Website development Vendor:

On August 4, 2017, a vendor of the Company, filed a lawsuit in the amount of $153,016 related to unpaid invoices for logo design and website development services provided. On December 18, 2017, the Company received a settlement demand for payment of consideration with a total value of $153,016, consisting of stock valued at $26,016 and periodic cash payments to be completed on or before June 1, 2018 totaling $127,000. Further negotiations ensued and ultimately the case was settled on or about March 5, 2018.

The settlement called for the Company to make a payment to the vendor in the sum of $10,000 immediately upon receipt of an initial tranche of funding. The Company was then required to make an additional payment of $30,000 on or before June 1, 2018. The Company’s failure to make the payments as outlined would result in the entry of a judgment in favor of the vendor against the Company in the sum of $153,016, said sum representing the full amount of the vendor’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, the vendor filed the stipulated judgment. The Company has recorded accounts payable to the vendor of $153,016 in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively as the judgment remains unpaid.

Investor Relations Vendor:

The Company previously entered into a contract with a vendor for investor relations services. On December 7, 2017, the Company received a demand for payment of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to the vendor in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Unpaid Taxes and Penalties

At April 30, 2021 and 2020, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheets at April 30, 2021 and 2020, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $261,087 and $239,522, which is included as accrued expenses in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively.  (See Note 2 – Accrued Expenses). As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The parties disputed the services provided and terminated the agreement in July 2019. A legal firm representing the consulting firm contacted the Company and claimed that the Company owes $90,000 for services, which the Company disputes. The Company completed an analysis of services provided and believes that the $90,000 claim is significantly overstated. Based upon invoices that were provided by the consulting firm later, the Company has recorded $60,000 of accounts payable in the accompanying Balance Sheets at April 30, 2021 and 2020, which the Company disputes.

Lease Agreements and Use Permit

Effective March 12, 2019, the Company entered into a lease agreement for the War Memorial Stadium in Little Rock, Arkansas for a minimum of four and a maximum of five football games for the 2019 football season. The payment for each event was $10,000 plus additional expenses including security and expenses for a total of $14,225 per event. Additionally, the Company paid a $5,000 non-refundable deposit with the execution of the lease agreement and is recorded as an other asset in the accompanying Balance Sheets at April 30, 2021 and 2020, respectively. The Company has received correspondence that the $5,000 lease deposit will be transferred successfully to a future football season.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

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

As a component of the closing of the $70,000 face value promissory note, the Lender paid the $11,000 of funds for the computer and office equipment discussed above directly to the third party in bankruptcy and as a result, the Company recorded the $11,000 payment as Office Equipment in accompanying Balance Sheets at April 30, 2021 and 2020, respectively.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

On July 21, 2020, the Company received correspondence from the Lender that forbears on any defaults or default implications until August 30, 2020, as they relate to the $70,000 and $30,000 promissory notes. Through April 30, 2021, the Company had not received an extension of the due date related to a $70,000 note payable and a $30,000 note payable. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately and selling the football equipment. The promissory note includes customary affirmative and negative covenants of the Company. See Note 3 – Debt.

Failure to Reserve Sufficient Shares of Common Stock with Transfer Agent.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares with the transfer agent of common stock for the potential conversion of these securities. See Note 3 – Debt.  At April 30, 2021, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has reserved with the transfer agent for certain lenders. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company.

Property Under Lease

The Company leases a 9,000 sq. ft. warehouse facility in San Antonio, TX to store approximately 30,000 items of football equipment for which the Company has an option to purchase the equipment from a Lender for $500,000. The lease has a one-year term through March 2022, payable at $7,412 monthly.

NOTE 9 – SUBSEQUENT EVENTS

On May 3, 2021, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $48,000, convertible into shares of common stock of the Company. The Company received $45,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or May 3, 2022.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 9 – SUBSEQUENT EVENTS (Continued)

Date of Note Satisfaction	Payment Amount
0 to 30 days	115% of principal amount plus accrued interest
31 to 60 days	118% of principal amount plus accrued interest
61 to 90 days	123% of principal amount plus accrued interest
91 to 120 days	127% of principal amount plus accrued interest
121 to 180 days	129% of principal amount plus accrued interest

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $80,000.  In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of May 3, 2021, recorded as a $32,000 put premium liability with an offset to interest expense.

On May 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term.

Effective May 19, 2021, the Company granted 16,800,000 restricted $0.001 par value common shares and 9,150,000 warrants to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the common shares and the warrants to purchase shares, were vested fully on the grant date.  The terms of the warrants are an exercise price of $0.07 per share and an expiration date of January 31, 2024. The 16,800,000 vested shares of common stock were valued at $0.0125 per share, the quoted market price on the date of grant and the Company will record $210,000 of stock compensation expense in the Statement of Operations on the grant date of May 19, 2021.  The Company evaluated the issuance of the 9,150,000 warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $110,902, which will be recorded to stock compensation expense on the grant date of May 19, 2021.

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0125
Exercise Price	$0.070
Expected Remaining Term	2.68 years
Volatility	302%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.01%

On June 7, 2021, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $53,000, convertible into shares of common stock of the Company. The Company received $50,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or June 7, 2022.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2021 AND 2020

NOTE 9 – SUBSEQUENT EVENTS (Continued)

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

Date of Note Satisfaction	Payment Amount
0 to 30 days	115% of principal amount plus accrued interest
31 to 60 days	118% of principal amount plus accrued interest
61 to 90 days	123% of principal amount plus accrued interest
91 to 120 days	127% of principal amount plus accrued interest
121 to 180 days	129% of principal amount plus accrued interest

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $88,333.  In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of June 9, 2021, recorded as a $35,333 put premium liability with an offset to interest expense.

On June 9, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term.

On June 22, 2021, the Company’s Transfer Agent issued 40,000 shares of common stock to an investor that were classified as Common Stock Issuable at April 30, 2021.  See Note 5 – Stock.

Effective June 9, 2021, the Company executed a finder’s agreement with a third party that would pay cash consideration of eight percent (8%) of gross proceeds raised by the Company for all parties introduced by the third party to the Company.  See discussion below of Term Sheet that would be covered under the finder’s agreement.

On July 21, 2021, the Company signed a non-binding Term Sheet related to a Senior Secured Convertible Note (the “Note”) with a lender that provides for up to $1,000,000 of financing to the Company, subject to the execution of definitive documents.  At the date of filing of these financial statements, the definitive documentation for the Note had not been executed.  The financing would be $225,000 of cash received by the Company upon execution of the Note and up to $750,000 of cash proceeds through a line facility drawn in increments of $250,000.

Interest on the Note will be incurred at the rate of 12% per annum guaranteed and has a maturity date one year from the date of execution of the Note.  In the event of an event of default, interest will be at the rate of twenty percent (20%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is $0.002 per share and conversion is not permitted for a minimum of six (6) months from the closing of each financing draw and pursuant to each draw, the Company will ensure that common stock is reserved for issuance on a one-to-one basis.

The terms include a ten percent (10%) Original Issue Discount, and the lender will retain $4,500 for legal and closing costs.  The Company will have the option to prepay prior to maturity at 105% of the then outstanding Note principal and accrued interest.

