Form 10-Q
period 2021-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2021-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class	Outstanding as of September 14, 2021
Common Stock, $0.001 par value per share	448,506,737

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

July 31, 2021

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	July 31, 2021	April 30, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$4,295	$19,778
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	56,795	72,278

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,000	2,000
Security deposits	11,607	11,607
TOTAL OTHER ASSETS	13,607	13,607

TOTAL ASSETS	$127,625	$143,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,652,054	$1,641,838
Accounts payable - related parties	189,068	177,868
Accrued former officer compensation	740,000	740,000
Accrued expenses	343,847	338,251
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $120,031 and $54,942 debt discounts and premiums	517,684	351,595
Convertible secured promissory notes, net of $53,333 and $53,333 put premiums	133,333	133,333
Conversion option liability	187,767	208,503
Notes payable	387,300	332,300
Notes payable, related party	55,000	55,000
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	287,948	261,289
Accrued interest - related party	6,415	5,029

TOTAL CURRENT LIABILITIES	4,647,681	4,392,271

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 600,000,000 shares authorized;
434,902,102 and 419,562,102 shares issued and 433,402,102 and 418,062,102 shares outstanding at July 31, 2021 and April 30, 2021, respectively	433,402	418,062
Common stock issuable; 0 and 40,000 shares at July 31, 2021 and April 30, 2021, respectively	-	40
Additional paid-in capital	24,600,248	24,325,517
Accumulated deficit	(29,553,706)	(28,992,782)

TOTAL STOCKHOLDERS' DEFICIT	(4,520,056)	(4,249,163)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127,625	$143,108

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	July 31, 2021	July 31, 2020

Operating Expenses
Professional fees	$83,906	$83,184
General and administrative	331,304	36,181
Total Operating Expenses	415,210	119,365

Operating Loss	(415,210)	(119,365)

Other Income (Expense)
Tax penalties and interest	(5,597)	(5,272)
Interest expense	(105,853)	(36,196)
Settlement expense	(55,000)	-
Other expense	-	(3,750)
Gain from change in fair value of conversion option liability	20,736	351,784
Total Other Income (Expense), net	(145,714)	306,566

Net Income (Loss)	$(560,924)	$187,201

Basic Net Income (Loss) Per Share	$(0.00)	$0.00
Diluted Net Income (Loss) Per Share	$(0.00)	$0.00

Weighted Average Shares - Basic	424,119,493	241,338,556
Weighted Average Shares – Diluted	424,119,493	425,921,715

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(UNAUDITED)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended July 31, 2021

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)
Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services	15,300,000	15,300	-	-	175,950	-	191,250
Issuance of warrants to consultants for services	-	-	-	-	98,781	-	98,781
Net loss, three months ended July 31, 2021	-	-	-	-	-	(560,924)	(560,924)

Balance at July 31, 2021	433,402,102	$433,402	-	$-	$24,600,248	$(29,553,706)	$(4,520,056)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended July 31, 2020

Balance at April 30, 2020	151,859,858	$151,860	-	$-	$24,065,032	$(28,807,401)	$(4,590,509)
Conversion of convertible secured promissory note	9,100,000	9,100	-	-	1,820	-	10,920
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	4,382	-	4,382
Conversion of convertible unsecured promissory notes	197,802,492	197,802	-	-	(29,404)	-	168,398
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	144,366	-	144,366
Sale of common stock - $0.04 per share	1,000,000	1,000	-	-	39,000	-	40,000
Sale of common stock - $0.004 per share	100,000	100	-	-	300	-	400
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	-	-	30,795	-	30,795
Net income, three months ended July 31, 2020	-	-	-	-	-	187,201	187,201

Balance at July 31, 2020	359,862,350	$359,862	-	$-	$24,256,291	$(28,620,200)	$(4,004,047)

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,
	July 31, 2021	July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(560,924)	$187,201
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	3,756	4,010
Issuance of common stock to consultants for services	191,250	-
Issuance of warrants to consultants for services	98,781	-
Settlement expense	55,000	-
Conversion fees on convertible unsecured promissory notes	-	3,750
Accretion of put premium liability	67,333	-
Gain from change in fair value of conversion option liability	(20,736)	(351,784)
Changes in operating assets and liabilities:
Accounts payable	10,216	54,070
Accounts payable - related parties	11,200	27,900
Accrued expenses	5,596	5,271
Accrued interest	26,659	24,837
Accrued interest - related party	1,386	630
Net cash used in operating activities	(110,483)	(44,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	95,000	-
Proceeds from sale of common stock	-	40,400
Net cash provided by financing activities	95,000	40,400

NET DECREASE IN CASH	(15,483)	(3,715)
CASH - BEGINNING OF PERIOD	19,778	3,796
CASH - END OF PERIOD	$4,295	$81

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Three Months Ended,
	July 31, 2021	July 31, 2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion of promissory notes	$-	$148,748
Reduction in fair value of conversion option liability for conversion of promissory note	$-	$30,795
Conversion of convertible secured promissory note	$-	$10,920
Conversion of convertible unsecured promissory notes	$-	$145,233
Conversion of accrued interest on convertible unsecured promissory notes	$-	$19,415
Discounts related to convertible promissory notes	$6,000	$-

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $560,924 for the three months ended July 31, 2021. Additionally, the Company had net cash used in operating activities of $110,483 for the three months ended July 31, 2021. At July 31, 2021, the Company has a working capital deficit of $4,590,886, an accumulated deficit of $29,553,706 and a stockholders’ deficit of $4,520,056, which could have a material impact on the Company’s financial condition and operations.

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

MLFB is in the process of hiring several well-known and experienced coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring football. Management and our Board of Directors are focused on a planned 2022 football season and believe that this will allow us to put an economically sustainable league and product on the field.

The Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in that effort. In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

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

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short-term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between the end of calendar 2021 and the first calendar quarter of 2022. However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as filed with the SEC on July 29, 2021. The interim unaudited operating results for the three months ended July 31, 2021 are not necessarily indicative of operating results expected for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2021 and April 30, 2021.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At July 31, 2021 and April 30, 2021, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at July 31, 2021 and April 30, 2021, respectively. The football and office equipment are held in storage to be utilized in the planned football league operations in 2022. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the three months ended July 31, 2021 or 2020, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.

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

July 31, 2021

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

July 31, 2021

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

Assets and liabilities measured at fair value on a recurring basis consist of the following at July 31, 2021 and April 30, 2021:

	Carrying Value at July 31,	Fair Value Measurements at July 31, 2021
	2021	Level 1	Level 2	Level 3

Conversion option liability	$187,767	$—	$—	$187,767

	Carrying Value at April 30,	Fair Value Measurements at April 30, 2021
	2021	Level 1	Level 2	Level 3

Conversion option liability	$208,503	$-	$-	$208,503

The following is a summary of activity of Level 3 assets and liabilities for the three months ended July 31, 2021:

Conversion Option Liability
Balance – April 30, 2021	$208,503
Gain from change in the fair value of conversion option liability	(20,736)
Balance – July 31, 2021	$187,767

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company will recognize revenue in accordance with the five-step method prescribed by ASC 606 “Revenues from Contracts with Customers”.

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the three months ended July 31, 2021 or 2020, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the three months ended July 31, 2021 and 2020, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At July 31, 2021 and April 30, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

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

Net Loss per Share of Common Stock

The Company computes net earnings (loss) per share per ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period and we have excluded all dilutive potential common shares because their effect is anti-dilutive, with the exception for the three months ended July 31, 2020, which is detailed in the table below.

Diluted EPS for the three months ended July 31, 2020 is as follows:

Numerator:
Net Income	$187,201

Denominator
Weighted Average Shares – Basic	241,338,556
Convertible unsecured notes payable	119,384,456
Convertible secured notes payable	65,198,703
Weighted Average Shares – Diluted	425,921,715

Basic Net Income Per Share	$0.00
Diluted Net Income Per Share	$0.00

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

July 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

At July 31, 2021, there were options to purchase 1,200,000 shares of the Company’s common stock, 9,650,000 warrants to purchase shares of the Company’s common stock, 76,671,309 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 40,610,145 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

Related Parties

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 6 – Related Parties.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible notes.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis.

On May 1, 2021, we adopted the ASU using the modified retrospective method which did not have a material impact on the Company’s financial statements.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after July 31, 2021 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	July 31, 2021	April 30, 2021
Penalties and interest - unpaid state income tax	$266,683	$261,087
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	5,400	5,400
Total Accrued Expenses	$343,847	$338,251

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT

	July 31, 2021	April 30, 2021
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand. (Reclassed from Related Party)	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand.	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	30,000	30,000
Jul. 31, 2021. Interest at 10% and principal and interest due Oct. 31, 2021	55,000	-
Total Notes Payable	$387,300	$332,300

At July 31, 2021 and April 30, 2021, the Company has recorded $387,300 and $332,300 of Notes Payable, respectively. The $387,300 of Notes Payable at July 31, 2021 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from 4% to 8% annually. Included in the $232,300 balance are the following in default at July 31, 2021 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at July 31, 2021 and April 30, 2021, (2) a $70,000 Note Payable dated September 25, 2019 and due March 25, 2020 that the Company is recording default interest at a rate of 22% and (3) a $30,000 Note Payable dated April 9, 2020 and due October 9, 2020 that the Company is recording default interest at a rate of22%.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at July 31, 2021 and April 30, 2021. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At July 31, 2021, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date. At July 31, 2021, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (Continued)

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest are payable on October 31, 2021. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company in the period ended July 31, 2021. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the accompanying unaudited Statement of Operations for the three months ended July 31, 2021.

For the three months ended July 31, 2021 and 2020, the Company recorded $9,376 and $8,166 of interest expense for Notes Payable in the accompanying unaudited Statement of Operations and at July 31, 2021 and April 30, 2021, the Company has recorded $110,193 and $100,817, respectively related to Notes Payable as accrued interest in the accompanying Balance Sheets.

	July 31, 2021	April 30, 2021
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due August 31, 2021	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due December 31, 2021.	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on October 31, 2021, by virtue of an extension. See Note 6 – Related Parties.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on October 31, 2021, by virtue of an extension. See Note 6 – Related Parties.

 For the three months ended July 31, 2021 and 2020, the Company recorded $1,386 and $630 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2021 and April 30, 2021, the Company has recorded $6,415 and $5,029,of accrued interest, related party in the accompanying unaudited Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (Continued)

	July 31, 2021	April 30, 2021
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	12,170	12,170

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

February 3, 2021, Interest at 10% - principal and interest due February 3, 2022	55,000	55,000

March 17, 2021, Interest at 10% - principal and interest due March 17, 2022	41,000	41,000

May 3, 2021, Interest at 10% - principal and interest due May 3, 2022	48,000	-

June 7, 2021, Interest at 10% - principal and interest due June 7, 2022	53,000	-

Plus: put premium	128,275	60,642

Less: debt discount	(8,244)	(6,000)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$517,684	$351,595

In April 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at July 31, 2021 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 210,843 shares of common stock at July 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three months ended July 31, 2021 and 2020 was $630 and $630, respectively. At July 31, 2021 and April 30, 2021, the Company has recorded $13,253 and $12,263 of accrued interest, respectively in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (Continued)

Convertible Unsecured Promissory Note – May 2, 2019

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note was due and payable on August 2, 2020, by virtue of a signed extension. At July 31, 2021, the First Note is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

Through July 31, 2021, the lender had previously converted $87,830 of the principal balance of the First Note resulting in a balance of $12,170. As a result of the partial conversions, the Company previously reclassified $57,417 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at July 31, 2021 and April 30, 2021.

On January 25, 2021, the lender requested a $6,000 conversion of the principal amount and $1,183 of accrued interest into 4,057,954 shares of the Company’s common stock. However, the Company did not have sufficient shares to be issued for the conversion. In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. The Company calculated a potential penalty of $89,250 and $43,250 at July 31, 2021 and April 30, 2021, respectively. However, the lender provided a written waiver of the Event of Default to the Company and no penalty was record by the Company. However, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three months ended July 31, 2021 and 2020 was $307 and $787, respectively. At July 31, 2021 and April 30, 2021, the Company has recorded $3,097 and $2,790 of accrued interest, respectively in the accompanying Balance Sheets.

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

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions: stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of383% and discount rate of 2.38%.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (CONTINUED)

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at July 31, 2021 and April 30, 2021 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

Through July 31, 2021, the lender had previously converted $11,517 of the principal balance of the promissory note resulting in a balance of $138,483.

The Company has performed a periodic revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the previous conversion dates and at April 30, 2021, that resulted in an estimated conversion option liability of $208,503.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at July 31, 2021, that resulted in an estimated conversion option liability of $187,767. The Company has recorded a total gain of $20,736 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying unaudited Statement of Operations for the three months ended July 31, 2021.

For the revaluation at July 31, 2021, it was estimated with the following assumptions: stock price $0.076, conversion price $0.046, expected term of 0.25 years, expected volatility of 214% and discount rate of0.06%.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three months ended July 31, 2021 and 2020 was $8,494 and $21,826, respectively. At July 31, 2021 and April 30, 2021, the Company has recorded $37,270 and $28,776 of accrued interest, respectively in the accompanying unaudited Balance Sheets.

At July 31, 2021, the Company did not have sufficient shares reserved with the transfer agent for the potential conversion of the principal and accrued interest. At July 31, 2021, based upon the calculated conversion price, this would be 37,910,483 shares of the Company’s common stock. Accordingly, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – February 3, 2021

On February 3, 2021, the Company signed a Securities Purchase Agreement (“SPA”) with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The promissory note is due in one year from the date of issuance or February 3, 2022. See Note 8 – Subsequent Events.

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

On February 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term and the debt discount balance was $3,000 at April 30, 2021. During the three months ended July 31, 2021, the Company recorded $1,463 for the amortization of the debt discounts to interest expense and the debt discount balance was $1,537 at July 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three months ended July 31, 2021 was $1,386. At July 31, 2021 and April 30, 2021, the Company has recorded $2,682 and $1,296 of accrued interest, respectively in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

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

On March 17, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term and the debt discount balance was $3,000 at April 30, 2021. During the three months ended July 31, 2021, the Company recorded $1,118 for the amortization of the debt discounts to interest expense and the debt discount balance was $1,882 at July 31, 2021.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three months ended July 31, 2021 was $1,048. At July 31, 2021 and April 30, 2021, the Company has recorded $1,541 and $501 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – May 3, 2021

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

July 31, 2021

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

On May 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three months ended July 31, 2021, the Company recorded $731 for the amortization of the debt discounts to interest expense and the debt discount balance was $2,269 at July 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three months ended July 31, 2021 was $1,170. At July 31, 2021, the Company has recorded $1,170 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

Convertible Unsecured Promissory Note – June 7, 2021

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

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

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $88,333. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of June 7, 2021, recorded as a $35,333 put premium liability with an offset to interest expense.

On June 7, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three months ended July 31, 2021, the Company recorded $444 for the amortization of the debt discounts to interest expense and the debt discount balance was $2,556 at July 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three months ended July 31, 2021 was $618. At July 31, 2021, the Company has recorded $618 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 3 – DEBT (CONTINUED)

	July 31, 2021	April 30, 2021
Convertible Secured Note Payable:

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$80,000	$80,000

Plus: put premium	53,333	53,333

Total Convertible Secured Notes Payable	$133,333	$133,333

Convertible Secured Note Payable - #1

At April 30, 2021, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,637 at July 31, 2021 and April 30, 2021, of accrued interest on the promissory note in the accompanying Balance Sheets.

Convertible Secured Note Payable - #2

At July 31, 2021 and April 30, 2021, the Company has recorded $80,000 from the issuance of a convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note is in default at July 31, 2021. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. See Note 8 – Subsequent Events.

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

During the three months ended July 31, 2021 and 2020, the Company recorded $3,630 and $17,600 of interest expense in the accompanying unaudited Statements of Operations and at July 31, 2021 and April 30, 2021, $41,749 and $38,119 of accrued interest was recorded in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 600,000,000 shares of common stock at $0.001 par value per share. Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares from 450,000,000 to 600,000,000. See Note 7 – Commitments and Contingencies for discussion related to authorized securities. At July 31, 2021, there were 434,902,102 shares issued and 433,402,102 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued at July 31, 2021. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

Common Stock Issued

Effective June 22, 2021, the Company issued 40,000 shares of common stock that were issuable at April 30, 2021.

Effective May 19, 2021, the Company granted 16,800,000 restricted $0.001 par value common shares to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the common shares were vested fully on the grant date. Of the 16,800,000 shares, 15,300,000 were issued between June 22, 2021 and July 2, 2021. The remaining 1,500,000 shares were not issued because the consultant had not been onboarded and signed the agreement. The 15,300,000 vested shares of common stock were valued at $0.0125 per share, the quoted market price on the date of grant and the Company recorded $191,250 of stock compensation expense in the accompanying unaudited Statement of Operations on the grant date of May 19, 2021.

NOTE 5 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the three months ended July 31, 2021:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2021	1,200,000	$0.05	4.21	$-
Outstanding, July 31, 2021	1,200,000	$0.05	2.96	$-
Exercisable, July 31, 2021	1,200,000	$0.05	2.96	$-

Effective May 19, 2021, the Company granted 9,150,000 warrants to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the warrants to purchase shares, were vested fully on the grant date. The terms of the warrants are an exercise price of $0.07 per share and an expiration date of January 31, 2024. Of the 9,150,000 warrants, 8,150,000 were issued between June 22, 2021 and July 2, 2021. The remaining 1,000,000 warrants were not issued because the consultant had not been onboarded and signed the agreement.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 5 – STOCK BASED COMPENSATION (Continued)

The Company evaluated the issuance of the 8,150,000 issued warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $98,781, which was recorded to stock compensation expense on the grant date of May 19, 2021.

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0125
Exercise Price	$0.070
Expected Remaining Term	2.68 years
Volatility	302%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.01%

The following table summarizes stock warrant activity of the Company for the three months ended July 31, 2021:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2021	1,500,000	$0.13	0.77	$-
Issued May 19, 2021	8,150,000	$0.07	2.50	$-
Outstanding, July 31, 2021	9,650,000	$0.08	2.23	$-
Exercisable, July 31, 2021	9,650,000	$0.08	2.23	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

At July 31, 2021 and April 30, 2021, the Company has recorded $189,068 and $177,868, respectively of accounts payable – related parties for Company related expenses. The July 31, 2021 balance includes $184,800 to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $146,000 of expenses related to a consulting agreement with the Company, $39,500 of expenses related to an office in home and $1,500 of advances made to the Company. Additionally, the balance at July 31, 2021 and April 30, 2021, includes $1,767 and $4,268, respectively paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both payable on October 31, 2021, by virtue of an extension. For the three months ended July 31, 2021 and 2020, the Company recorded $1,386 and $630 of interest expense in the accompanying unaudited Statement of Operations and at July 31, 2021 and April 30, 2021, the Company has recorded $6,415 and $5,029,of accrued interest, related party in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies for the Company have not changed from the disclosures in the Form 10-K for the years ended April 30, 2021 and 2020, filed on July 29, 2021, except for the following:

Unpaid Taxes and Penalties

At July 31, 2021 and April 30, 2021, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheets at July 31, 2021 and April 30, 2021, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $266,683 and $261,087, which is included as accrued expenses in the accompanying unaudited Balance Sheets at July 31, 2021 and April 30, 2021, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

NOTE 8 – SUBSEQUENT EVENTS

On August 3, 2021, the Company signed a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of up to $750,000 with an original issue discount of 10% (“OID”) with an initial tranche of $130,000 (as the principal amount thereof may be increased pursuant to the terms thereof), convertible into shares of the Company’s $0.001 par value common stock.

Interest on the Note will be incurred at the rate of 12% per annum guaranteed and has a maturity date one year from the date of execution of the Note. In the event of an event of default, interest will be at the rate of twenty percent (20%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is a fixed $0.002 per share and conversion is not permitted for a minimum of six (6) months from the closing of each financing draw and pursuant to each draw, the Company will ensure that common stock is reserved for issuance on a one-to-one basis. If an Event of Default exists, or at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Conversion Price shall be the lesser of (i) $0.001 per share or (ii) seventy percent (70%) of the lowest trading price of the Common Stock during the ten (10) consecutive trading days including and immediately preceding the Conversion Date.

The Company received $102,100 of net proceeds from the issuance of the initial tranche of the Note after payment of $13,000 for the OID and $14,900 of debt issuance costs. The Company will have the option to prepay prior to maturity at 105% of the then outstanding Note principal and accrued interest.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2021

NOTE 8 – SUBSEQUENT EVENTS (Continued)

From August 4, 2021 to August 10, 2011, the lender of a $55,000 convertible unsecured promissory note dated February 3, 2021, elected to convert the entire $55,000 principal amount and $2,750 of accrued interest into 11,105,664 shares of the Company’s $0.001 par value common stock. See Note 3 - Debt

On August 5, 2021, the Company repaid $50,000 of principal to the lender of an $80,000 convertible secured promissory note dated May 17, 2018. As a result, the principal balance of the promissory note was $30,000. See Note 3 – Debt.

On August 10, 2021, the lender of the remaining $30,000 convertible secured promissory note dated May 17, 2018 discussed above, elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $24,002 See Note 3 – Debt.

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

Plan of Operation

We are seeking to establish, develop and operate MLFB as a professional spring/summer football league. We intend to establish franchises in cities overlooked by existing professional sports leagues and provide fans with professional football in the National Football League (“NFL”) off-seasons, which will enable us to take a totally non-adversarial approach towards the NFL. We have commenced the process of leasing playing venues and acquiring football equipment. We have obtained required workers compensation insurance for certain states where we will play games.

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

MLFB is in the process of hiring several well-known and experienced coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring football. Management and our Board of Directors are focused on a planned 2022 football season and believe that this will allow us to put an economically sustainable league and product on the field.

The Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in that effort. In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors.

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short-term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between the end of calendar 2021 and the first calendar quarter of 2022. However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe.

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

Financial Condition

As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $560,924 for the three months ended July 31, 2021. Additionally, the Company had net cash used in operating activities of $110,483 for the three months ended July 31, 2021. At July 31, 2021, the Company has a working capital deficit of $4,590,886, an accumulated deficit of $29,553,706 and a stockholders’ deficit of $4,520,056, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending July 31, 2021, compared to the three months ended July 31, 2020

For the three months ended July 31, 2021 and 2020, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended July 31, 2021 were $415,210 as compared to total operating expenses for the three months ended July 31, 2020 of $119,365 or an increase of $295,845. The increase in expense from 2020 to 2021 was primarily from a $295,123 increase in general and administrative expenses. The increase in general and administrative expenses was primarily from compensation expense for key in employees of $191,250 for common stock issued and $98,781 for the issuance of warrants, both with no comparable amount in 2020. Additionally, there was a $6,286 increase in rent expense in 2021 over 2020.

                Other income (expense) for the three months ended July 31, 2021 was $145,714 of expense compared to $306,566 of income for the three months ended July 31, 2020 or an increase in expense of $452,280. The increase in expense from 2020 to 2021 was primarily from a $331,048 decrease in the gain for change of fair value of conversion option liability a $69,657 increase in interest expense and $55,000 of settlement expense. The increase in interest expense was primarily from $67,633 of put premium liability expense for convertible unsecured promissory notes in 2021 with no comparable amount in 2020. The $55,000 of settlement expense is from the issuance of a note payable to a party that paid for certain company expenses previously with no comparable amount in 2020.

Because of the above, we had a net loss of $560,924 as compared to a net income of $187,201 for the three months ended July 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $4,295 of cash at July 31, 2021. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the three months ended July 31, 2021 and 2020:

	For the Three Months Ended,
	July 31, 2021	July 31, 2020

Net cash used in operating activities	$(110,483)	$(44,115)
Net cash provided by financing activities	95,000	40,400

Net decrease in cash	$(15,483)	$(3,715)

Net Cash Used in Operating Activities

Net cash used in operating activities was $110,483 during the three months ended July 31, 2021, compared to $44,115 used during the three months ended July 31, 2020, or a decrease in cash used of $66,368. After adjusting for non-cash expense (gain) items of $395,384 in 2021 and $(344,024) in 2020, adjusted net cash used in operations would be $165,540 in 2021 and $156,823 in 2020, or an increase of $8,463. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the increase in the net cash used in operating activities was primarily from a small increase in the expenses of the Company from 2020 to 2021.

Net Cash Used in Investing Activities

There were no investing activities for both the three months ended July 31, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

Financing activities provided $95,000 of net cash during the three months ended July 31, 2021, as compared to $40,400 provided during the three months ended July 31, 2020, or an increase of $54,600. The increase in net cash provided from 2020 to 2021 was primarily from $95,000 of proceeds from the issuance of convertible unsecured promissory notes in 2021 with no comparable amount in 2020. This was offset primarily by $40,400 of proceeds from the sale of common stock in 2020 with no comparable amount in 2021.

Off-Balance Sheet Arrangements

At July 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2021 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Significant Events

On September 7, 2021, the Company announced the addition of Tom Lewand, former President and CEO of the Detroit Lions, as a Special Executive Consultant.  Mr. Lewand was with the Lions for 20 years, serving as its Executive Vice President and COO, and President and CEO from 2008 to 2015. During his tenure he supervised the design and development of Ford Field, and held key positions at the NFL League Level, including a member of The Super Bowl, Collective Bargaining, and Draft Committees.

Additionally, the Company has engaged the following parties as consultants:

•         Rick Nichols – Chief Operating Officer.  A University of Houston graduate, Rick has held key front office executive positions with NFL teams for over 27 years of his professional sports career.

•         Steve Videtich – Assistant to Director of Football Operations/General Managers – With over 20 years of experience working as or with professional football players in the AFL, Steve brings a unique skill set to the Company.  Having played for 13 years in the AFL then working both in the league and team front offices, Steve understands the challenges involved with managing a professional sports organization.

•         Bruce Wick - Director of Equipment.  Bruce is a former NFL, XFL and United Football League equipment manager including the San Diego Chargers.

•         Karen Dominy – Director of Travel and Transportation.  Karen brings significant travel and transportation logistical experience to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

Effective May 19, 2021, the Company granted 16,800,000 restricted $0.001 par value common shares to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the common shares were vested fully on the grant date. Of the 16,800,000 shares, 15,300,000 were issued between June 22, 2021 and July 2, 2021. The remaining 1,500,000 shares were not issued because the consultant had not been onboarded and signed the agreement. The 15,300,000 vested shares of common stock were valued at $0.0125 per share, the quoted market price on the date of grant and the Company recorded $191,250 of stock compensation expense in the accompanying unaudited Statement of Operations on the grant date of May 19, 202.

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

Major League Football, Inc.

September 14, 2021	By:	/s/ Francis J. Murtha
Francis J. Murtha
Principal Executive Officer and Principal Financial Officer

