Form 10-Q
period 2021-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2021-12-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class	Outstanding as of December 14, 2021
Common Stock, $0.001 par value per share	469,860,029

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

October 31, 2021

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	October 31, 2021	April 30, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,874	$19,778
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	55,374	72,278

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,000	2,000
Security deposits	11,607	11,607
TOTAL OTHER ASSETS	13,607	13,607

TOTAL ASSETS	$126,204	$143,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,676,013	$1,641,838
Accounts payable - related parties	195,600	177,868
Accrued former officer compensation	740,000	740,000
Accrued expenses	351,278	338,251
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $73,270 and $54,942 debt discounts and premiums	374,923	351,595
Convertible secured promissory notes, net of $8,155 and $53,333 debt discounts and put premiums	173,347	133,333
Conversion option liability	213,039	208,503
Notes payable	387,300	332,300
Notes payable, related party	55,000	55,000
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	311,937	261,289
Accrued interest - related party	7,801	5,029

TOTAL CURRENT LIABILITIES	4,633,503	4,392,271

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 600,000,000 shares authorized; 453,166,609 and 419,562,102 shares issued and 451,666,609 and 418,062,102 shares outstanding at October 31, 2021 and April 30, 2021, respectively	451,667	418,062
Common stock issuable; 0 and 40,000 shares at October 31, 2021 and April 30, 2021, respectively	-	40
Additional paid-in capital	24,777,805	24,325,517
Accumulated deficit	(29,736,771)	(28,992,782)

TOTAL STOCKHOLDERS’ DEFICIT	(4,507,299)	(4,249,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$126,204	$143,108

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

Operating Expenses
Professional fees	$55,385	$54,996	$139,291	$138,180
General and administrative	45,907	22,022	377,211	58,203
Total Operating Expenses	101,292	77,018	516,502	196,383

Operating Loss	(101,292)	(77,018)	(516,502)	(196,383)

Other Income (Expense)
Tax penalties and interest	(5,681)	(5,400)	(11,278)	(10,672)
Interest expense	(49,070)	(29,591)	(154,923)	(65,787)
Settlement expense	-	-	(55,000)	(3,750)
Late fees expense	(1,750)	-	(1,750)	-
Gain (Loss) from change in fair value of conversion option liability	(25,272)	28,027	(4,536)	379,811
Total Other Income (Expense), net	(81,773)	(6,964)	(227,487)	299,602

Net Income (Loss)	$(183,065)	$(83,982)	$(743,989)	$103,219

Basic Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Shares - Basic	432,532,346	378,488,671	432,532,346	309,913,613
Weighted Average Shares - Diluted	432,532,346	378,488,671	432,532,346	552,762,628

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended July 31, 2021

Balance at July 31, 2021	433,402,102	$433,402	$24,600,248	$(29,553,706)	$(4,520,056)
Conversion of convertible unsecured promissory notes	15,765,536	15,766	85,034	-	100,800
Conversion of convertible secured promissory note	2,498,971	2,499	3,499	-	5,998
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	89,024	-	89,024
Net loss, three months ended October 31, 2021	-	-	-	(183,065)	(183,065)

Balance at October 31, 2021	451,666,609	$451,667	$24,777,805	$(29,736,771)	$(4,507,299)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended October 31, 2020

Balance at July 31, 2020	359,862,350	$359,862	$24,256,291	$(28,620,200)	$(4,004,047)

Conversion of convertible secured promissory note	12,720,000	12,720	6,360	-	19,080
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	7,657	-	7,657
Conversion of convertible unsecured promissory notes	2,126,420	2,127	552	-	2,679
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	450	-	450
Issuance of common stock - $0.02 per share	12,500,000	12,500	12,500	-	25,000
Net loss, three months ended October 31, 2020	-	-	-	(83,982)	(83,982)

Balance at October 31, 2020	387,208,770	$387,209	$24,283,810	$(28,704,182)	$(4,033,163)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

FOR THE SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

					Additional
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Six Months Ended October 31, 2021

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)
Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services	15,300,000	15,300	-	-	175,950	-	191,250
Issuance of warrants to consultants for services	-	-	-	-	98,781	-	98,781
Conversion of convertible unsecured promissory notes	15,765,536	15,766	-	-	85,034	-	100,800
Conversion of convertible secured promissory note	2,498,971	2,499	-	-	3,499	-	5,998
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	89,024	-	89,024
Net loss, six months ended October 31, 2021	-	-	-	-	-	(743,989)	(743,989)

Balance at October 31, 2021	451,666,609	$451,667	-	$-	$24,777,805	$(29,736,771)	$(4,507,299)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Six Months Ended October 31, 2020

Balance at April 30, 2020	151,859,858	$151,860	$24,065,032	$(28,807,401)	$(4,590,509)

Conversion of convertible secured promissory note	21,820,000	21,820	8,180	-	30,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	12,039	-	12,039
Conversion of convertible unsecured promissory notes	199,928,912	199,929	(28,852)	-	171,077
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	144,816	-	144,816
Issuance of common stock - $0.04 per share	1,000,000	1,000	39,000	-	40,000
Issuance of common stock - $0.004 per share	100,000	100	300	-	400
Issuance of common stock - $0.02 per share	12,500,000	12,500	12,500	-	25,000
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	30,795	-	30,795
Net income, six months ended October 31, 2020	-	-	-	103,219	103,219

Balance at October 31, 2020	387,208,770	$387,209	$24,283,810	$(28,704,182)	$(4,033,163)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2021	October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(743,989)	$103,219
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	8,687	4,010
Amortization of debt discount on convertible secured promissory notes	7,244	-
Issuance of common stock to consultants for services	191,250	-
Issuance of warrants to consultants for services	98,781	-
Settlement expense	55,000	-
Late fee on convertible promissory note in default	1,750	-
Conversion fees on convertible unsecured promissory notes	-	3,750
Accretion of put premium liability	67,333	-
Gain (loss) from change in fair value of conversion option liability	4,536	(379,811)
Changes in operating assets and liabilities:
Accounts payable	34,175	52,853
Accounts payable - related parties	17,732	60,200
Accrued expenses	11,277	10,621
Accrued interest	55,448	46,421
Accrued interest - related party	2,772	1,917
Net cash used in operating activities	(188,004)	(96,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	95,000	-
Proceeds from issuance of convertible secured promissory note, net of issue costs	126,100	-
Proceeds from issuance of note payable - related party	-	30,000
Repayment of convertible secured promissory note	(50,000)	-
Proceeds from sale of common stock	-	65,400
Net cash provided by financing activities	171,100	95,400

NET DECREASE IN CASH	(16,904)	(1,420)
CASH - BEGINNING OF PERIOD	19,778	3,796
CASH - END OF PERIOD	$2,874	$2,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2021	October 31, 2020

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion and payment of promissory notes	$89,024	$156,855
Reduction in fair value of conversion option liability for conversion of promissory note	$-	$30,795
Conversion of convertible secured promissory note	$5,998	$30,000
Conversion of convertible unsecured promissory notes	$96,000	$147,613
Conversion of accrued interest on convertible unsecured promissory notes	$4,800	$19,714
Discounts related to convertible promissory notes	$37,400	$-

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $743,989 for the six months ended October 31, 2021. Additionally, the Company had net cash used in operating activities of $188,004 for the six months ended October 31, 2021. At October 31, 2021, the Company has a working capital deficit of $4,578,129, an accumulated deficit of $29,736,771 and a stockholders’ deficit of $4,507,299, which could have a material impact on the Company’s financial condition and operations.

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

October 31, 2021

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

We require short-term financing as well as financing over the next 12 months and as noted in previous filings, the Company has been pursuing short-term financing of approximately $3 million followed by a tiered subsequent raise of approximately $27 million between the end of calendar 2021 and the first calendar quarter of 2022. However, as discussed previously, the impact of the COVID-19 pandemic may have material and adverse effects on our ability to successfully obtain the required capital in this timeframe. If the required capital is not obtained in the proposed timeframe, the Company’s planned 2022 football season could be delayed or not occur.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as filed with the SEC on July 29, 2021. The interim unaudited operating results for the six months ended October 31, 2021 are not necessarily indicative of operating results expected for the full fiscal year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2021 and April 30, 2021.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At October 31, 2021 and April 30, 2021, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at October 31, 2021 and April 30, 2021, respectively. The football and office equipment are held in storage to be utilized in the planned football league operations in 2022. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the six months ended October 31, 2021 or 2020, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.

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

October 31, 2021

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

October 31, 2021

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

Assets and liabilities measured at fair value on a recurring basis consist of the following at October 31, 2021 and April 30, 2021:

	Carrying Value at October 31,	Fair Value Measurements at October 31, 2021
	2021	Level 1	Level 2	Level 3

Conversion option liability	$213,039	$-	$-	$213,039

	Carrying Value at April 30,	Fair Value Measurements at April 30, 2021
	2021	Level 1	Level 2	Level 3

Conversion option liability	$208,503	$-	$-	$208,503

The following is a summary of activity of Level 3 assets and liabilities for the six months ended October 31, 2021:

Conversion Option Liability
Balance – April 30, 2021	$208,503
Loss from change in the fair value of conversion option liability	4,536
Balance – October 31, 2021	$213,039

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

October 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company will recognize revenue in accordance with the five-step method prescribed by ASC 606 “Revenues from Contracts with Customers”.

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the six months ended October 31, 2021 or 2020, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the six months ended October 31, 2021 and 2020, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At October 31, 2021 and April 30, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

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

Net Income (Loss) per Share of Common Stock

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

Diluted EPS for the six months ended October 31, 2020 is as follows:

Numerator:
Net Income	$103,219

Denominator
Weighted Average Shares – Basic	309,913,613
Convertible unsecured notes payable	112,217,023
Convertible secured notes payable	130,631,991
Weighted Average Shares – Diluted	552,762,627

Basic Net Income Per Share	$0.00
Diluted Net Income Per Share	$0.00

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

October 31, 2021

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

At October 31, 2021, there were 1,200,000 options and 9,650,000 warrants to purchase shares of the Company’s common stock, 44,574,628 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 17,782,063 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

October 31, 2021

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after October 31, 2021 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	October 31, 2021	April 30, 2021
Penalties and interest - unpaid state income tax	$272,364	$261,087
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	7,150	5,400
Total Accrued Expenses	$351,278	$338,251

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT

	October 31, 2021	April 30, 2021
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand. (Reclassed from Related Party)	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand. In Default	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	30,000	30,000
Jul. 31, 2021. Interest at 10% and principal and interest due Dec. 31, 2021	55,000	-
Total Notes Payable	$387,300	$332,300

At October 31, 2021 and April 30, 2021, the Company has recorded $387,300 and $332,300 of Notes Payable, respectively. The $387,300 of Notes Payable at October 31, 2021 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from 4% to 8% annually. Included in the $232,300 balance are the following in default at October 31, 2021 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at October 31, 2021 and April 30, 2021, (2) a $35,000 Note Payable dated August 4, 2016, for which the lender requested payment effective May 1, 2021, and the Company has recorded a $1,750 late fee that is included in other income (expense) in the accompanying Statement of Operations for the six months ended October 31, 2021 and is included as accrued expenses in the accompanying Balance Sheet at October 31, 2021, (3) a 70,000 Note Payable dated September 25, 2019 and due March 25, 2020 that the Company is recording default interest at a rate of 22% and (4) a $30,000 Note Payable dated April 9, 2020 and due October 9, 2020 that the Company is recording default interest at a rate of 22%.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at October 31, 2021 and April 30, 2021. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At October 31, 2021, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (Continued)

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date. At October 31, 2021, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest are payable on December 31, 2021, by virtue of an executed extension. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company in the period ended July 31, 2021. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the accompanying unaudited Statement of Operations for the six months ended October 31, 2021.

For the six months ended October 31, 2021 and 2020, the Company recorded $20,140 and $16,622 of interest expense for Notes Payable in the accompanying unaudited Statement of Operations and at October 31, 2021 and April 30, 2021, the Company has recorded $120,957 and $100,817, respectively related to Notes Payable as accrued interest in the accompanying Balance Sheets.

	October 31, 2021	April 30, 2021
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due August 31, 2021	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due December 31, 2021	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

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

For the six months ended October 31, 2021 and 2020, the Company recorded $2,772 and $1,917 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2021 and April 30, 2021, the Company has recorded $7,801 and $5,029,of accrued interest, related party in the accompanying unaudited Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (Continued)

	October 31, 2021	April 30, 2021
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	12,170	12,170

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

February 3, 2021, Interest at 10% - principal and interest due February 3, 2022	-	55,000

March 17, 2021, Interest at 10% - principal and interest due March 17, 2022	-	41,000

May 3, 2021, Interest at 10% - principal and interest due May 3, 2022	48,000	-

June 7, 2021, Interest at 10% - principal and interest due June 7, 2022	53,000	-

Plus: put premium	76,583	60,642

Less: debt discount	(3,313)	(6,000)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$374,923	$351,595

In April 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at October 31, 2021 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 212,943 shares of common stock at October 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 and 2020 was $1,260, respectively. At October 31, 2021 and April 30, 2021, the Company has recorded $13,883 and $12,263 of accrued interest, respectively in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (Continued)

Convertible Unsecured Promissory Note – May 2, 2019

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note was due and payable on August 2, 2020, by virtue of a signed extension. At October 31, 2021, the First Note is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

Through October 31, 2021, the lender had previously converted $87,830 of the principal balance of the First Note resulting in a balance of $12,170. As a result of the partial conversions, the Company previously reclassified $57,417 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at October 31, 2021 and April 30, 2021.

On January 25, 2021, the lender requested a $6,000 conversion of the principal and $1,183 of accrued interest into 4,057,954 shares of the Company’s common stock. However, the Company did not have sufficient shares to be issued for the conversion. In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. The Company calculated a potential penalty of $135,250 and $43,250 at October 31, 2021 and April 30, 2021, respectively. However, the lender provided a waiver and no penalty was record by the Company. However, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 and 2020 was $613 and $1,105, respectively. At October 31, 2021 and April 30, 2021, the Company has recorded $3,403 and $2,790 of accrued interest, respectively in the accompanying Balance Sheets.

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

October 31, 2021

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at October 31, 2021 and April 30, 2021 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

Through October 31, 2021, the lender had previously converted $11,517 of the principal balance of the promissory note resulting in a balance of $138,483.

The Company has performed a periodic revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the previous conversion dates and at April 30, 2021, that resulted in an estimated conversion option liability of $208,503.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at October 31, 2021, that resulted in an estimated conversion option liability of $213,039. The Company has recorded a total loss of $4,536 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying unaudited Statement of Operations for the six months ended October 31, 2021.

For the revaluation at October 31, 2021, it was estimated with the following assumptions: stock price $0.0125, conversion price $0.067, expected term of 0.25 years, expected volatility of 208% and discount rate of 0.05%.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the six months ended October 31, 2021 and 2020 was $16,987 and $17,265, respectively. At October 31, 2021 and April 30, 2021, the Company has recorded $45,763 and $28,776 of accrued interest, respectively in the accompanying unaudited Balance Sheets.

At October 31, 2021, the Company did not have sufficient shares reserved with the transfer agent for the potential conversion of the principal and accrued interest. At October 31, 2021, based upon the calculated conversion price, this would be 27,458,421 shares of the Company’s common stock. Accordingly, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately. See Note 7 – Commitments and Contingencies.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

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

From August 4, 2021 through August 10, 2021, the lender elected to convert the entire $55,000 of principal and $2,750 of accrued interest into 11,105,164 shares of the Company’s $0.001 par value common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,537 was amortized to interest expense in the accompanying Statement of Operations for the six months ended October 31, 2021. Additionally, the put premium liability of $29,615 was reclassified as an offset to additional paid in capital in the unaudited balance sheet at October 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 was $1,454.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (CONTINUED)

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

From September 17, 2021 through September 27, 2021, the lender elected to convert the entire $41,000 of principal and $2,050 of accrued interest into 4,659,872 shares of the Company’s $0.001 par value common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,882 was amortized to interest expense in the accompanying Statement of Operations for the six months ended October 31, 2021. Additionally, the put premium liability of $22,077 was reclassified as an offset to additional paid in capital in the unaudited balance sheet at October 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 was $1,549.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

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

On May 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the six months ended October 31, 2021, the Company recorded $1,487 for the amortization of the debt discounts to interest expense and the debt discount balance was $1,513 at October 31, 2021. See Note 8 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 was $2,380. At October 31, 2021, the Company has recorded $2,380 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 3 – DEBT (CONTINUED)

On June 7, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the six months ended October 31, 2021, the Company recorded $1,200 for the amortization of the debt discounts to interest expense and the debt discount balance was $1,800 at October 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 was $1,973. At October 31, 2021, the Company has recorded $1,973 of accrued interest, respectively in the accompanying unaudited Balance Sheet. See Note 8 – Subsequent Events.

	October 31, 2021	April 30, 2021
Convertible Secured Note Payable:

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$24,002	$80,000

August 3, 2021 – Principal and interest at 12% due August 3, 2022.	130,000	-

September 15, 2021 – Principal and interest at 12% due September 15, 2022	27,500	-

Plus: put premium	16,001	53,333

Less: debt discount	(24,156)	-

Total Convertible Secured Notes Payable	$173,347	$133,333

Convertible Secured Note Payable – May 9, 2016

At April 30, 2021, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,637 at October 31, 2021 and April 30, 2021, of accrued interest on the promissory note in the accompanying Balance Sheets.

Convertible Secured Note Payable – May 17, 2018

At October 31, 2021, the Company has recorded $24,002 from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018 with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note balance at April 30, 2021 was $80,000 and is in default at October 31, 2021. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

 NOTE 3 – DEBT (CONTINUED)

On August 5, 2021, the Company repaid $50,000 of principal to the lender and as a result, the principal balance of the promissory note was $30,000.

On August 10, 2021, the lender elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $24,002 at October 31, 2021. See Note 4 – Stock.

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

As a result of the payment and conversion described above, the Company reclassified $37,332 of the put premium liability to additional paid in capital and as a result, the put premium liability balance is $16,001 at October 31, 2021.

During the six months ended October 31, 2021 and 2020, the Company recorded $4,872 and $7,259 of interest expense in the accompanying unaudited Statements of Operations and at October 31, 2021 and April 30, 2021, $42,991 and $38,119 of accrued interest was recorded in the accompanying Balance Sheets.

Convertible Secured Note Payable – initial tranche August 3, 2021 and second tranche September 15, 2021

On August 3, 2021, the Company signed a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of up to $750,000 with an original issue discount of 10% OID with an initial tranche of $130,000 (as the principal amount thereof may be increased pursuant to the terms thereof), convertible into shares of the Company’s $0.001 par value common stock.

Interest on the Note will be incurred at the rate of 12% per annum guaranteed and has a maturity date one year from the date of execution of the Note. In the event of an event of default, interest will be at the rate of twenty percent (20%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is a fixed $0.002 per share and conversion is not permitted for a minimum of six (6) months from the closing of each financing draw and pursuant to each draw, the Company will ensure that common stock is reserved for issuance on a one-to-one basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Conversion Price shall be the lesser of (i) $0.001 per share or (ii) seventy percent (70%) of the lowest trading price of the Common Stock during the ten (10) consecutive trading days including and immediately preceding the Conversion Date.

The Company received $102,100 of net proceeds from the issuance of the initial tranche of the Note after payment of $13,000 for the OID and $14,900 of debt issuance costs. The Company will have the option to prepay prior to maturity at 105% of the then outstanding Note principal and accrued interest.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

 NOTE 3 – DEBT (CONTINUED)

The Company evaluated the initial tranche in accordance with ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the first tranche date of August 3, 2021, the Company recorded $130,000 as the liability with offsets of $13,000 for the OID and $14,900 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

During the six months ended October 31, 2021, the Company recorded $3,633 for the amortization of the debt discount to interest expense and the debt discount balance was $11,267 at October 31, 2021. During the six months ended October 31, 2021, the Company recorded $3,170 for the amortization of the OID to interest expense and the OID balance was $9,830 at October 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 was $3,804. At October 31, 2021, the Company has recorded $3,804 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

Second tranche – September 15, 2021

On September 15, 2021, the Company received a second tranche of $27,500 related to the Note in the aggregate principal amount of up to $750,000 as discussed above with a 10% OID, convertible into shares of the Company’s $0.001 par value common stock.

The terms for the second tranche are exactly the same as discussed above for the first tranche with interest at the rate of 12% per annum guaranteed, a maturity date one year from the date of execution of the Note and the conversion price is a fixed $0.002 per share and conversion is not permitted for a minimum of six (6) months from the closing of each financing draw and pursuant to each draw, the Company will ensure that common stock is reserved for issuance on a one-to-one basis.

The Company received $24,000 of net proceeds from the issuance of the second tranche of the Note after payment of $2,500 for the OID and $1,000 of debt issuance costs.

The Company evaluated the second tranche in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the second tranche date of September 15, 2021, the Company recorded $27,500 as the liability for the Note with offsets of $2,500 for the OID and $1,000 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

During the six months ended October 31, 2021, the Company recorded $126 for the amortization of the debt discount to interest expense and the debt discount balance was $874 at October 31, 2021. During the six months ended October 31, 2021, the Company recorded $315 for the amortization of the OID to interest expense and the OID balance was 2,185 at October 31, 2021.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the six months ended October 31, 2021 was $416. At October 31, 2021, the Company has recorded $416 of accrued interest, respectively in the accompanying unaudited Balance Sheet. See Note 8 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 600,000,000 shares of common stock at $0.001 par value per share. Effective November 3, 2020, the Company amended its Articles of Incorporation to increase authorized shares from 450,000,000 to 600,000,000. See Note 7 – Commitments and Contingencies for discussion related to authorized securities. At October 31, 2021, there were 453,166,609 shares issued and 451,666,609 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued at October 31, 2021. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

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

From August 4, 2021 through August 10, 2021, the lender of a $55,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,750 of accrued interest into 11,105,664 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

On August 10, 2021, the lender of an original $80,000 convertible secured promissory note elected to convert $5,998 of the principal into 2,498,971 shares of the Company’s 0.001 par value common stock. See Note 3 – Debt.

From September 17, 2021 through September 27, 2021, the lender of a $41,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,050 of accrued interest into 4,659,872 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 5 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the six months ended October 31, 2021:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2021	1,200,000	$0.05	4.21	$-
Outstanding, October 31, 2021	1,200,000	$0.05	2.70	$-
Exercisable, October 31, 2021	1,200,000	$0.05	2.70	$-

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

The Company evaluated the issuance of the issued warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $98,781, which was recorded to stock compensation expense on the grant date of May 19, 2021.

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0125
Exercise Price	$0.070
Expected Remaining Term	2.68 years
Volatility	302%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.01%

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 5 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the six months ended October 31, 2021:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2021	1,500,000	$0.13	0.77	$-
Issued May 19, 2021	8,150,000	$0.07	2.50	$-
Outstanding, October 31, 2021	9,650,000	$0.08	1.98	$-
Exercisable, October 31, 2021	9,650,000	$0.08	1.98	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

At October 31, 2021 and April 30, 2021, the Company has recorded $195,600 and $177,868, respectively of accounts payable – related parties for Company related expenses. The October 31, 2021 balance of $195,600 is owed to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $153,350 of expenses related to a consulting agreement with the Company, $40,750 of expenses related to an office in home and $1,500 of advances made to the Company. Additionally, the balance at October 31, 2021 and April 30, 2021, includes $0 and $4,268, respectively paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both payable on December 31, 2021, by virtue of an extension. For the six months ended October 31, 2021 and 2020, the Company recorded $2,772 and 1,917 of interest expense in the accompanying unaudited Statement of Operations and at October 31, 2021 and April 30, 2021, the Company has recorded $7,801 and $5,029,of accrued interest, related party in the accompanying Balance Sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies for the Company have not changed from the disclosures in the Form 10-K for the years ended April 30, 2021 and 2020, filed on July 29, 2021, except for the following:

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Unpaid Taxes and Penalties

At October 31, 2021 and April 30, 2021, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at October 31, 2021 and the audited balance sheet at April 30, 2021, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $272,364 and $261,087, which is included as accrued expenses in the accompanying unaudited Balance Sheet at October 31, 2021 and the audited balance sheet at April 30, 2021, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

NOTE 8 – SUBSEQUENT EVENTS

Effective November 4, 2021, the lender of a $48,000 convertible unsecured promissory note elected to convert the entire $48,000 of principal and $2,400 of accrued interest into 7,098,592 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,513 will be amortized to interest expense and the put premium liability of $32,000 will be reclassified as an offset to additional paid in capital.

Effective November 5, 2021 the Company received a third tranche of $27,500 related to the Note in the aggregate principal amount of up to $750,000 (See Note 3 – Debt) with a 10% OID, convertible into shares of the Company’s $0.001 par value common stock.

The terms for the third tranche are exactly the same as the previous two tranches with interest at the rate of 12% per annum guaranteed, a maturity date one year from the date of execution of the Note and the conversion price is a fixed $0.002 per share and conversion is not permitted for a minimum of six (6) months from the closing of each financing draw and pursuant to each draw, the Company will ensure that common stock is reserved for issuance on a one-to-one basis.

The Company received $24,000 of net proceeds from the issuance of the third tranche of the Note after payment of $2,500 for the OID and $1,000 of debt issuance costs.

The Company evaluated the third tranche in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the third tranche date of November 5, 2021, the Company recorded $27,500 as the liability for the Note with offsets of $2,500 for the original issue discount and $1,000 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

On November 24, 2021, the Company signed a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $315,000 with an original issue discount of 10% OID convertible into shares of the Company’s $0.001 par value common stock.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 8 – SUBSEQUENT EVENTS (Continued)

Interest on the Note will be incurred at the rate of 12% per annum and has a maturity date one year from the date of execution of the Note. If there is an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is a fixed $0.008 per share and conversion is not permitted for a minimum of one hundred eight (180) days from the closing date and the Company will ensure that common stock is reserved for issuance on a one and one half (1.5x) coverage basis. If there is an event of default, the outstanding principal and accrued interest (including default interest) multiplied by 125% is due and payable and at the sole option of the noteholder, payment will be in either cash or the Company’s $0.001 par value common stock based upon the fixed $0.008 conversion price.

The Company issued ten million (10,000,000) non-returnable warrants with a five (5) year term with an exercise price of $0.035 per share into the Company’s $0.001 par value common stock. Additionally, the Company issued fifteen million (15,000,000) returnable warrants with a five (5) year term that can only be exercised upon an event of default at an exercise price of $0.03 per share into the Company’s $0.001 par value common stock. Both warrants include down round protection and are subject to any reverse split adjustment.

The Company received $255,820 of net proceeds from the issuance of the Note after payment of $31,500 for the OID and $27,680 of debt issuance costs. The Company will have the option to prepay at any time with no prepayment penalty.

The Company evaluated the Note in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the Note date of November 5, 2021, the Company recorded $315,000 as the liability for the Note with offsets of $31,500 for the OID and $27,680 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

In relation to the 15,000,000 contingently exercisable warrants issued, the Company evaluated the warrants in accordance with ASC 815-40 and determined that there was no scope exception and should be accounted for at the time of issuance. The Company evaluated both warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants. As a result, the Company allocated $143,001 to the warrants and will be recorded as a debt discount with an offset to additional paid in capital. The warrant calculations used the following assumptions; stock price $0.0116, warrant exercise price $0.035, expected term of 5 years, expected volatility of 316% and discount rate of 0.06%.

On the Note issue date of November 24, 2021, the Company recorded the warrant fair value of $143,001 for both warrants as a debt discount as an offset to the $315,000 note payable and will be amortized over the one-year term of the Note.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2021

NOTE 8 – SUBSEQUENT EVENTS (Continued

The Company utilized $217,509 of the net proceeds to pay off $185,000 of principal from a Senior Secured Convertible Note with a $750,000 facility that commenced August 3, 2021 in full – See Note 3 – Debt. The payoff included the $185,000 of principal, guaranteed interest of $22,044 and a 5% early payment premium of $8,665. Additionally, as a result of the payoff, the Company will amortize to interest expense the remaining debt discounts recorded of $14,515 related to OID and $13,141 of debt issue costs.

Effective December 9, 2021, the lender of a $53,000 convertible unsecured promissory note elected to convert the entire $53,000 of principal and $2,650 of accrued interest into 9,594,828 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,800 will be amortized to interest expense and the put premium liability of $35,333 will be reclassified as an offset to additional paid in capital.

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

Single Entity Structure

We intend to operate the league as a single entity owned, stand alone, independent sports league. The structure will be based on the design of Major League Soccer (MLS), where a single entity sports league owns and operates all of its teams. This corporate structure provides several compelling benefits, including:

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

 Professional Sports Market

MLFB recognizes the NFL is the dominant professional sports league in the United States. Although it respects the success of the NFL business model, MLFB’s objective is to position itself as an independent, non-adversarial football league. MLFB believes that its own business model encompasses innovations that will be viewed positively by NFL officials, resulting in a strong working relationship between the two leagues. MLFB staff have held meetings with high-ranking NFL officials to discuss our plans.

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

Financial Condition

As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $743,989 for the six months ended October 31, 2021. Additionally, the Company had net cash used in operating activities of $188,004 for the six months ended October 31, 2021. At October 31, 2021, the Company has a working capital deficit of $4,578,129, an accumulated deficit of $29,736,711 and a stockholders’ deficit of $4,507,299, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending October 31, 2021, compared to the three months ended October 31, 2020

For the three months ended October 31, 2021 and 2020, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended October 31, 2021 were $101,292 as compared to total operating expenses for the three months ended October 31, 2020 of $77,018 or an increase of $24,274. The increase in expense from 2020 to 2021 was primarily from a $23,885 increase in general and administrative expenses. The increase in general and administrative expenses was primarily from a $21,662 increase in rent expense and $2,098 of travel expense.

Other income (expense) for the three months ended October 31, 2021 was $81,773 of expense compared to $6,964 of expense for the three months ended October 31, 2020 or an increase in expense of $74,809. The increase in expense from 2020 to 2021 was primarily from a $53,299 loss for change of fair value of conversion option liability and a 19,479 increase in interest expense. The increase in interest expense was primarily from $12,175 of amortization of debt issue costs and original issue discount on convertible promissory notes and $7,304 for interest on other debt.

Because of the above, we had a net loss of $183,065 as compared to a net income of $83,982 for the three months ended October 31, 2021 and 2020, respectively.

Six months ending October 31, 2021, compared to the six months ended October 31, 2020

For the six months ended October 31, 2021 and 2020, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the six months ended October 31, 2021 were $516,502 as compared to total operating expenses for the six months ended October 31, 2020 of $196,383 or an increase of $320,119. The increase in expense from 2020 to 2021 was primarily from a $319,008 increase in general and administrative expenses. The increase in general and administrative expenses was primarily from compensation expense for key Company individuals of $191,250 for common stock issued and $98,781 for the issuance of warrants, both with no comparable amount in 2020. Additionally, there was a $27,448 increase in rent expense in 2021 over 2020.

Other income (expense) for the six months ended October 31, 2021 was $227,487 of expense compared to $292,662 of income for the six months ended October 31, 2020 or an increase in expense of $527,089. The increase in expense from 2020 to 2021 was primarily from a $384,347 decrease in the gain for change of fair value of conversion option liability, a $89,136 increase in interest expense and $55,000 of settlement expense. The increase in interest expense was primarily from $67,633 of put premium liability expense for convertible unsecured promissory notes in 2021 with no comparable amount in 2020. Additionally, the increase in interest expenses was from a $11,921 increase in the amortization of debt discounts and an increase of $9,882 for interest on debt. The $55,000 of settlement expense is from the issuance of a note payable to a party that paid for certain company expenses previously with no comparable amount in 2020.

Because of the above, we had a net loss of $743,989 as compared to a net income of $103,219 for the six months ended October 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $2,874 of cash at October 31, 2021. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.  See Significant Events for additional discussion.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the six months ended October 31, 2021 and 2020:

	For the Six Months Ended,
	October 31, 2021	October 31, 2020

Net cash used in operating activities	$(188,004)	$(96,820)
Net cash provided by financing activities	171,100	95,400

Net decrease in cash	$(16,904)	$(1,420)

Net Cash Used in Operating Activities

Net cash used in operating activities was $188,004 during the six months ended October 31, 2021, compared to $96,820 used during the six months ended October 31, 2020, or a decrease in cash used of $91,184. After adjusting for non-cash expense (gain) items of $432,831 in 2021 and $(372,051) in 2020, adjusted net cash used in operations would be $311,158 in 2021 and $268,832 in 2020, or an increase of $42,326. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the increase in the net cash used in operating activities was primarily from an increase in the expenses of the Company from 2020 to 2021.

Net Cash Used in Investing Activities

There were no investing activities for both the six months ended October 31, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities

Financing activities provided $171,100 of net cash during the six months ended October 31, 2021, as compared to $95,400 provided during the six months ended October 31, 2020, or an increase of $75,700. The increase in net cash provided from 2020 to 2021 was primarily from (1) $95,000 of proceeds from the issuance of convertible secured promissory notes and $126,100 of proceeds from the issuance of convertible unsecured promissory notes in 2021 with no comparable amount in 2020, (2) a $50,000 repayment of a convertible secured promissory note in 2021 with no comparable amount in 2020, (3) a $30,000 of proceeds from the issuance of a note payable – related party in 2020 with no comparable amount in 2021 and (4) $65,400 of proceeds from the sale of common stock in 2020 with no comparable amount in 2021.

Off-Balance Sheet Arrangements

At October 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2021 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

9

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

Significant Events

On November 24, 2021, the Company signed a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $315,000 with an original issue discount of 10% (“OID”) convertible into shares of the Company’s $0.001 par value common stock.

Interest on the Note will be incurred at the rate of 12% per annum and has a maturity date one year from the date of execution of the Note. If there is an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is a fixed $0.008 per share and conversion is not permitted for a minimum of one hundred eight (180) days from the closing date and the Company will ensure that common stock is reserved for issuance on a one and one half (1.5x) coverage basis. If there is an event of default, the outstanding principal and accrued interest (including default interest) multiplied by 125% is due and payable and at the sole option of the noteholder, payment will be in either cash or the Company’s $0.001 par value common stock based upon the fixed $0.008 conversion price.

The Company issued ten million (10,000,000) non-returnable warrants with a five (5) year term with an exercise price of $0.035 per share into the Company’s $0.001 par value common stock. Additionally, the Company issued fifteen million (15,000,000) returnable warrants with a five (5) year term that can only be exercised upon an event of default at an exercise price of $0.03 per share into the Company’s $0.001 par value common stock. Both warrants include down round protection and are subject to any reverse split adjustment.

The Company received $255,820 of net proceeds from the issuance of the Note after payment of $31,500 for the OID and $27,680 of debt issuance costs. The Company will have the option to prepay at any time with no prepayment penalty.

In relation to the 15,000,000 contingent returnable warrants issued, the Company evaluated the warrants in accordance with ASC 815-40 and determined that there was no scope exception and should be accounted for at the time of issuance. The Company evaluated both warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants. As a result, the Company allocated $143,001 to the warrants and will be recorded as a debt discount with an offset to additional paid in capital. The warrant calculations used the following assumptions; stock price $0.0116, warrant exercise price $0.035, expected term of 5 years, expected volatility of 316% and discount rate of 0.06%.

On the note issue date of November 24, 2021, the Company recorded the following debt discounts as offsets to the $315,000 note payable and will be amortized over the one-year term of the note: (1) OID of $31,500, (2) debt issue costs of $27,680 and (3) warrant fair value of $143,001.

The Company utilized $217,509 of the net proceeds to pay off $185,000 of principal from a Senior Secured Convertible Note with a $750,000 facility that commenced August 3, 2021 in full. The payoff included the $185,000 of principal, guaranteed interest of $22,044 and a 5% early payment premium of $8,665. Additionally, as a result of the payoff, the Company will amortize to interest expense the remaining debt discounts recorded of $14,515 related to OID and $13,141 of debt issue costs.

As previously disclosed, the Company has engaged the services of a well-known and respected investment bank headquartered in New York to assist in pursuing short-term financing of approximately $3 million followed by a planned tiered subsequent raise of approximately $27 million between the end of calendar 2021 and the first calendar quarter of 2022.  In addition, our management has been engaged with several high net-worth individuals and funds who have expressed an interest in being part of our League as investors.

The investment bank has recently presented to the Company for its consideration a non-binding Term Sheet from a Fund for a common stock equity line in the amount of $5,000,000 (Five Million Dollars). This is currently being actively reviewed but has not yet been accepted. The Company has continued its discussions with high net-worth individuals and one other Fund interested in investing in the Company.  There is no guarantee that the Term Sheet will be consummated into full definitive documents and an eventual funding for the Company.

In addition the Company has recently retained legal counsel who are preparing filings with the SEC for a Tier 2 Regulation A offering of common stock. This process is currently underway as of the date of the filing of this form 10-Q.  There is no guarantee that a Tier 2 Regulation A offering will be consummated and an eventual funding to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

From August 4, 2021 through August 10, 2021, the lender of a $55,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,750 of accrued interest into 11,105,164 shares of the Company’s $0.001 par value common stock.

On August 10, 2021, the lender of an original $80,000 convertible secured promissory note elected to convert $5,998 of the principal into 2,498,971 shares of the Company’s $0.001 par value common stock.

From September 17, 2021 through September 27, 2021, the lender of a $41,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,050 of accrued interest into 4,659,872 shares of the Company’s $0.001 par value common stock.

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

Major League Football, Inc.

December 14, 2021	By:	/s/ Francis J. Murtha
Francis J. Murtha
Principal Executive Officer and Principal Financial Officer

