Form 10-Q
period 2022-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2022-03-17
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of March 17, 2022
Common Stock, $0.001 par value per share	484,246,472

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

January 31, 2022

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$18,278	$19,778
Prepaid legal	2,500	-
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	73,278	72,278

PROPERTY AND EQUIPMENT
Football equipment	46,223	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	57,223	57,223

OTHER ASSETS
Trademarks	2,500	2,000
Security deposits	11,607	11,607
TOTAL OTHER ASSETS	14,107	13,607

TOTAL ASSETS	$144,608	$143,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,677,126	$1,641,838
Accounts payable - related parties	207,650	177,868
Accrued former officer compensation	740,000	740,000
Accrued expenses	357,044	338,251
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $31,917 and $54,942 debt discounts and premiums	280,880	351,595
Convertible secured promissory notes, net of $153,314 and $53,333 debt discounts and put premiums	178,488	133,333
Conversion option liability	422,392	208,503
Notes payable	387,300	332,300
Notes payable, related party	55,000	55,000
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	329,322	261,289
Accrued interest - related party	9,187	5,029

TOTAL CURRENT LIABILITIES	4,791,654	4,392,271

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 950,000,000 shares authorized:
472,208,377 and 419,562,102 shares issued and 470,708,377 and 418,062,102
shares outstanding at January 31, 2022 and April 30, 2021, respectively	470,708	418,062
Common stock issuable; 0 and 40,000 shares at January 31, 2022 and April 30, 2021, respectively	-	40
Additional paid-in capital	25,100,656	24,325,517
Accumulated deficit	(30,218,410)	(28,992,782)

TOTAL STOCKHOLDERS' DEFICIT	(4,647,046)	(4,249,163)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,608	$143,108

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Operating Expenses
Professional fees	$68,448	$53,724	$207,739	$191,904
General and administrative	35,702	27,783	412,913	85,986
Total Operating Expenses	104,150	81,507	620,652	277,890

Operating Loss	(104,150)	(81,507)	(620,652)	(277,890)

Other Income (Expense)
Tax penalties and interest	(5,766)	(5,431)	(17,044)	(16,103)
Interest expense	(162,370)	(30,543)	(317,293)	(96,330)
Settlement expense	-	-	(55,000)	-
Other expense	-	-	-	(3,750)
Late fee expense	-	-	(1,750)	-
Loss from change in fair value of conversion option liability	(209,353)	(3,010,365)	(213,889)	(2,630,554)
Total Other Income (Expense), net	(377,489)	(3,046,339)	(604,976)	(2,746,737)

Net Loss	$(481,639)	$(3,127,846)	$(1,225,628)	$(3,024,627)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares - Basic and Diluted	464,280,438	400,520,292	445,410,759	340,115,839

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended January 31, 2022

Balance at October 31, 2021	451,666,609	$451,667	$24,777,805	$(29,736,771)	$(4,507,299)

Conversion of convertible unsecured promissory notes	18,041,768	18,041	96,827	-	114,868
Conversion of convertible secured promissory note	1,000,000	1,000	6,200	-	7,200
Issuance of warrant with convertible secured promissory note	-	-	143,001	-	143,001
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	72,023	-	72,023
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	4,800	-	4,800

Net loss, three months ended January 31, 2022	-	-	-	(481,639)	(481,639)

Balance at January 31, 2022 (Unaudited)	470,708,377	$470,708	$25,100,656	$(30,218,410)	$(4,647,046)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended January 31, 2021

Balance at October 31, 2020	387,208,770	$387,209	$24,283,810	$(28,704,182)	$(4,033,163)

Issuance of common stock - $0.002 per share	15,000,000	15,000	15,000	-	30,000
Issuance of common stock - $0.025 per share	80,000	80	1,920	-	2,000
Conversion of accrued interest on convertible secured promissory note	15,000,000	15,000	13,500	-	28,500
Net loss, three months ended January 31, 2021	-	-	-	(3,127,846)	(3,127,846)

Balance at January 31, 2021 (Unaudited)	417,288,770	$417,289	$24,314,230	$(31,832,028)	$(7,100,509)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Continued)

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Nine Months Ended January 31, 2022

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)

Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services	15,300,000	15,300	-	-	175,950	-	191,250
Issuance of warrants to consultants for services	-	-	-	-	98,781	-	98,781
Conversion of convertible unsecured promissory notes	33,807,304	33,807	-	-	181,861	-	215,668
Conversion of convertible secured promissory note	3,498,971	3,499	-	-	9,699	-	13,198
Issuance of warrant with convertible secured promissory note	-	-	-	-	143,001	-	143,001
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	161,047	-	161,047
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	4,800	-	4,800
Net loss, nine months ended January 31, 2022	-	-	-	-	-	(1,225,628)	(1,225,628)

Balance at January 31, 2022 (Unaudited)	470,708,377	$470,708	-	$-	$25,100,656	$(30,218,410)	$(4,647,046)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
For the Nine Months Ended January 31, 2021

Balance at April 30, 2020	151,859,858	$151,860	$24,065,032	$(28,807,401)	$(4,590,509)

Conversion of convertible secured promissory note	21,820,000	21,820	8,180	-	30,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	12,039	-	12,039
Conversion of convertible unsecured promissory notes	199,928,912	199,929	(28,852)	-	171,077
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	144,816	-	144,816
Conversion of accrued interest on convertible secured promissory note	15,000,000	15,000	13,500	-	28,500
Issuance of common stock - $0.002 per share	15,000,000	15,000	15,000	-	30,000
Issuance of common stock - $0.004 per share	100,000	100	300	-	400
Issuance of common stock - $0.02 per share	12,500,000	12,500	12,500	-	25,000
Issuance of common stock - $0.025 per share	80,000	80	1,920	-	2,000
Issuance of common stock - $0.04 per share	1,000,000	1,000	39,000	-	40,000
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	30,795	-	30,795
Net loss, nine months ended January 31,2021	-	-	-	(3,024,627)	(3,024,627)

Balance at January 31, 2021 (Unaudited)	417,288,770	$417,289	$24,314,230	$(31,832,028)	$(7,100,509)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2022	January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,225,628)	$(3,024,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	12,222	4,010
Amortization of debt discount on convertible secured promissory notes	72,566	-
Issuance of common stock to consultants for services	191,250	-
Issuance of warrants to consultants for services	98,781	-
Settlement expense	55,000	-
Late fee on convertible promissory note in default	1,750	-
Conversion fees on convertible unsecured promissory notes	-	3,750
Accretion of put premium liability	96,948	-
Loss from change in fair value of conversion option liability	213,889	2,630,554
Changes in operating assets and liabilities:
Prepaid legal	(2,500)	-
Accounts payable	35,288	74,695
Accounts payable - related parties	29,782	95,000
Accrued expenses	17,043	16,052
Accrued interest	80,531	68,857
Accrued interest - related party	4,158	3,304
Net cash used in operating activities	(318,920)	(128,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark filing fees	(500)	-
Net cash used in investing activities	(500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	147,000	-
Proceeds from issuance of convertible secured promissory note, net of issue costs	405,920	-
Proceeds from issuance of note payable - related party	-	30,000
Repayment of convertible secured promissory note	(235,000)	-
Proceeds from sale of common stock	-	97,400
Net cash provided by financing activities	317,920	127,400

NET DECREASE IN CASH	(1,500)	(1,005)
CASH - BEGINNING OF PERIOD	19,778	3,796
CASH - END OF PERIOD	$18,278	$2,791

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2022	January 31, 2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion and payment of promissory notes	$165,847	$156,855
Reduction in fair value of conversion option liability for conversion of promissory note	$-	$30,795
Conversion of convertible secured promissory note	$13,198	$30,000
Conversion of convertible unsecured promissory notes	$203,170	$147,613
Conversion of accrued interest on convertible secured promissory notes	$-	$28,500
Conversion of accrued interest on convertible unsecured promissory notes	$12,498	$19,714
Discounts related to convertible promissory notes	$37,400	$-
Fair value of warrants issued with secured convertible promissory notes	$143,001	$-

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “us” or “our”) plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan is that the initial teams will be located in Ohio, Virginia, Arkansas, and Texas. Our spring playing schedule avoids all competition with the NFL and colleges.  Our search committee has located multiple cities with both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology. We have commenced the process of leasing these venues and have acquired all the necessary football and related equipment to fully outfit at least eight teams, including some of the latest technology for use by our coaches and players.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $1,225,628 for the nine months ended January 31, 2022. Additionally, the Company had net cash used in operating activities of $318,920 for the nine months ended January 31, 2022. At January 31, 2022, the Company has a working capital deficit of $4,718,376, an accumulated deficit of $30,218,410 and a stockholders’ deficit of $4,647,046, which could have a material impact on the Company’s financial condition and operations.

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

MLFB is in the process of hiring several well-known and experienced coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring football. Management studied in depth the possibility of having a Demonstration Season in the summer of 2021 as a means of introducing MLFB as a league and overcoming some of the difficulties encountered because of COVID-19.  While the pandemic has gradually eased and crowd capacities increased, this occurred too late in the process to commence a Demonstration Season. Management and our Board of Directors believe that we focus and allocate resources to our planned 2022 football season, and this will include preparation for a launch with training camp beginning in May of 2022. We believe that the planned spring 2022 football season will allow us to put an economically sustainable league and product on the field and one in which our shareholders can be proud for years.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.  On January 24, 2022, the Company filed form 1-A Regulation A Offering Statement with the Securities and Exchange Commission (“SEC”) for the sale of 125,000,000 shares of our $0.001 par value common stock at a range of $0.01 to $0.05 per share or a range of $1,250,000 to $6,250,000 of gross proceeds.  Effective February 8, 2022, the SEC approved and qualified the Offering Statement.  There is no minimum number of shares of common stock that must be sold in the offering.  The net proceeds from this offering would be utilized to fund our planned spring 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. In the event we do not obtain the entire offering amount, we may attempt to obtain additional funds through private offerings of our securities or by borrowing funds. Currently, we do not have any committed sources of financing and we may not be able to achieve these capital-raising objectives. If the required capital is not obtained in the proposed timeframe, the Company’s planned 2022 football season could be delayed or not occur. See Note 8 – Subsequent Events.

In view of these matters, recoverability of any asset amounts shown in the accompanying unaudited financial statements is dependent upon the Company’s ability to achieve a level of profitability. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the filing of the Company’s Form 10-Q with the SEC. Since inception, the Company has financed its activities from the sale of equity securities and from loans. The Company intends on financing its future development activities and its working capital needs from the sale of public equity securities and debt securities, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

Basis of Presentation

The accompanying unaudited interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as filed with the SEC on July 29, 2021. The interim unaudited operating results for the nine months ended January 31, 2022 are not necessarily indicative of operating results expected for the full fiscal year.

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

January 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2022 and April 30, 2021.

Concentrations

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At January 31, 2022 and April 30, 2021, the Company did not have deposits with a financial institution that exceeded the FDIC deposit insurance coverage and determined that it had no cash equivalents.

Property and Equipment

The Company has $57,223 of football and office equipment at January 31, 2022 and April 30, 2021, respectively. The football and office equipment are held in storage to be utilized in the planned football league operations in 2022. For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 3 to 7 years. There was no depreciation expense for the nine months ended January 31, 2022 or 2021, respectively, because the football and office equipment is held in storage and has not been put into use because football operations have not commenced.

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

January 31, 2022

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

January 31, 2022

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

Assets and liabilities measured at fair value on a recurring basis consist of the following at January 31, 2022 and April 30, 2021:

	Carrying Value at January 31,	Fair Value Measurements at January 31, 2022
	2022	Level 1	Level 2	Level 3

Conversion option liability	$422,392	$-	$-	$422,392

	Carrying Value at April 30,	Fair Value Measurements at April 30, 2021
	2021	Level 1	Level 2	Level 3

Conversion option liability	$208,503	$-	$-	$208,503

The following is a summary of activity of Level 3 assets and liabilities for the nine months ended January 31, 2022:

Conversion Option Liability
Balance – April 30, 2021	$208,503
Loss from change in the fair value of conversion option liability	213,889
Balance – January 31, 2022	$422,392

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

January 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company will recognize revenue in accordance with the five-step method prescribed by ASC 606 “Revenues from Contracts with Customers”.

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the nine months ended January 31, 2022 or 2021, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions. Since the football operations have not commenced, there was no revenue from football league operations during the nine months ended January 31, 2022 and 2021, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At January 31, 2022 and April 30, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

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

At January 31, 2022, there were 1,200,000 options and 34,650,000 warrants to purchase shares of the Company’s common stock, 34,464,873 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 11,581,285 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

At January 31, 2021, there were 1,200,000 options and 1,500,000 warrants to purchase shares of the Company’s common stock, 104,578,586 shares of the Company’s common stock reserved for issuance related to convertible unsecured notes payable and 36,994,956 shares of the Company’s common stock reserved for issuance related to convertible secured notes payable which may dilute future earnings per share.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after January 31, 2022 are not expected to have a significant effect on the Company’s financial position or results of operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	January 31, 2022	April 30, 2021
Penalties and interest - unpaid state income tax	$278,130	$261,087
Unpaid federal income tax	1,764	1,764
Legal settlement	70,000	70,000
Late charges on unpaid promissory note	7,150	5,400
Total Accrued Expenses	$357,044	$338,251

NOTE 3 – DEBT

	January 31, 2022	April 30, 2021
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand. (Reclassed from Related Party)	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand. In Default	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	30,000	30,000
Jul. 31, 2021. Interest at 10% and principal and interest due Jul. 31, 2022	55,000	-
Total Notes Payable	$387,300	$332,300

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (Continued)

At January 31, 2022 and April 30, 2021, the Company has recorded $387,300 and $332,300 of Notes Payable, respectively. The $387,300 of Notes Payable at January 31, 2022 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from 4% to 8% annually. Included in the $232,300 balance are the following in default at October 31, 2021 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at January 31, 2022 and April 30, 2021, (2) a $35,000 Note Payable dated August 4, 2016, for which the lender requested payment effective May 1, 2021, and the Company has recorded a $1,750 late fee that is included in other income (expense) in the accompanying Statement of Operations for the nine months ended January 31, 2022 and is included as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2022, (3) a $70,000 Note Payable dated September 25, 2019 and due March 25, 2020 that the Company is recording default interest at a rate of 22% and (4) a $30,000 Note Payable dated April 9, 2020 and due October 9, 2020 that the Company is recording default interest at a rate of 22%.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at January 31, 2022 and April 30, 2021. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At January 31, 2022, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date. At January 31, 2022, the Company had not received an extension of the due date. See Note 7 – Commitments and Contingencies.

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest are payable on July 31, 2022. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company in the period ended July 31, 2021. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2022.

For the nine months ended January 31, 2022 and 2021, the Company recorded $30,900 and $25,997 of interest expense for Notes Payable in the accompanying unaudited Statement of Operations and at January 31, 2022 and April 30, 2021, the Company has recorded $131,717 and $100,817, respectively related to Notes Payable as accrued interest in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (Continued)

	January 31, 2022	April 30, 2021
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due March 31, 2022	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due March 31, 2022	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on March 31, 2022, by virtue of an extension. See Note 6 – Related Parties.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on March 31, 2022, by virtue of an extension. See Note 6 – Related Parties.

For the nine months ended January 31, 2022 and 2021, the Company recorded $4,158 and $3,304 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2022 and April 30, 2021, the Company has recorded $9,187 and $5,029, of accrued interest, related party in the accompanying unaudited Balance Sheets.

	January 31, 2022	April 30, 2021
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$50,000	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	6,000	12,170

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

February 3, 2021, Interest at 10% - principal and interest due February 3, 2022	-	55,000

March 17, 2021, Interest at 10% - principal and interest due March 17, 2022	-	41,000

January 4, 2022, Interest at 8% - principal and interest due January 4, 2023	55,000	-

Plus: put premium	29,615	60,642

Less: debt discount	(2,778)	(6,000)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$280,880	$351,595

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (Continued)

In April 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. The unsecured convertible promissory note is in default at January 31, 2022 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 215,043 shares of common stock at January 31, 2022.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022 and 2021 was $1,890, respectively. At January 31, 2022 and April 30, 2021, the Company has recorded $14,513 and $12,263 of accrued interest, respectively in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (Continued)

Through October 31, 2021, the lender had previously converted $87,830 of the principal balance of the First Note resulting in a balance of $12,170.  As a result of the partial conversions, the Company previously reclassified $57,417 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at October 31, 2021 and April 30, 2021.  On January 13, 2022, the lender elected to convert $6,170 of principal and $2,648 of accrued interest into 1,348,348 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the First Note is $6,000 at January 31, 2022.  As a result of the conversion, the Company reclassified $4,690 of the put premium liability as an offset to additional paid in capital and the put premium balance is $4,560 at January 31, 2022.

On January 25, 2021, the lender requested a $6,000 conversion of the principal and $1,183 of accrued interest into 4,057,954 shares of the Company’s common stock. However, at that time, the Company did not have sufficient shares to be issued for the conversion. In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. The Company calculated a potential penalty of $181,250 and $43,250 at January 31, 2022 and April 30, 2021, respectively. However, the lender provided a waiver, and no penalty was recorded by the Company. The Company has been in discussion with the lender and as a result of the lender converting $6,170 of principal on January 13, 2022 as described above, the lender has the ability to request a conversion of the $6,000 remaining principal but has not requested the conversion. However, the lender has several available remedies including calling the principal amount and accrued interest due and payable immediately.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022 and 2021 was $890 and $1,412, respectively. At January 31, 2022 and April 30, 2021, the Company has recorded $1,032 (net of $2,648 converted) and $2,790 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – May 8, 2019

On May 8, 2019, the Company signed a Securities Purchase Agreement (“SPA”) with an Investor that provides for the issuance of a 12% convertible promissory note in the principal amount of $150,000. In connection with the issuance of the promissory note, the Company issued a common stock purchase warrant to purchase 1,500,000 shares of the Company common stock as a commitment fee to the Investor. The warrant has an exercise price of $0.07 per share and a term of three years through May 8, 2022.  See note 8 – Subsequent Events.

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

January 31, 2022

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at January 31, 2022 and April 30, 2021 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

Through January 31, 2022, the lender had previously converted $11,517 of the principal balance of the promissory note resulting in a balance of $138,483.

The Company has performed a periodic revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the previous conversion dates and at April 30, 2021, that resulted in an estimated conversion option liability of $208,503.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at January 31, 2022, that resulted in an estimated conversion option liability of $422,392. The Company has recorded a total loss of $213,889 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2022.

For the revaluation at January 31, 2022, it was estimated with the following assumptions: stock price $0.0231, conversion price $0.0065, expected term of 0.25 years, expected volatility of 187% and discount rate of 0.24%.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the nine months ended January 31, 2022 and 2021 was $25,481 and $25,759, respectively. At January 31, 2022 and April 30, 2021, the Company has recorded $54,257 and $28,776 of accrued interest, respectively in the accompanying unaudited Balance Sheets.

Convertible Unsecured Promissory Note – February 3, 2021

On February 3, 2021, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The promissory note is due in one year from the date of issuance or February 3, 2022.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

From August 4, 2021, through August 10, 2021, the lender elected to convert the entire $55,000 of principal and $2,750 of accrued interest into 11,105,164 shares of the Company’s $0.001 par value common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,537 was amortized to interest expense in the accompanying Statement of Operations for the nine months ended January 31, 2022. Additionally, the put premium liability of $29,615 was reclassified as an offset to additional paid in capital in the unaudited balance sheet effective August 10, 2021, the date of the final conversion.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $1,454.

Convertible Unsecured Promissory Note – March 17, 2021

On March 17, 2021, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $41,000, convertible into shares of common stock of the Company. The Company received $38,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or March 17, 2022.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

From September 17, 2021, through September 27, 2021, the lender elected to convert the entire $41,000 of principal and $2,050 of accrued interest into 4,659,872 shares of the Company’s $0.001 par value common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,882 was amortized to interest expense in the accompanying Statement of Operations for the nine months ended January 31, 2022. Additionally, the put premium liability of $22,077 was reclassified as an offset to additional paid in capital in the unaudited balance sheet effective September 27, 2021, with the final conversion.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $1,549.

Convertible Unsecured Promissory Note – May 3, 2021

On May 3, 2021, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $48,000, convertible into shares of common stock of the Company. The Company received $45,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or May 3, 2022.

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

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $80,000. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of May 3, 2021, recorded as a 32,000 put premium liability with an offset to interest expense.

On May 3, 2021, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the six months ended October 31, 2021, the Company recorded $1,487 for the amortization of the debt discounts to interest expense and the debt discount balance was $1,513 at October 31, 2021.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

On November 4, 2021, the lender elected to convert the entire $48,000 of principal and $2,400 of accrued interest into 7,098,592 shares of the Company’s $0.001 par value common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,513 was amortized to interest expense in the accompanying Statement of Operations for the nine months ended January 31, 2022. Additionally, the put premium liability of $32,000 was reclassified as an offset to additional paid in capital in the unaudited balance sheet effective November 4, 2021, with the conversion.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $2,400.

Convertible Unsecured Promissory Note – June 7, 2021

On June 7, 2021, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $53,000, convertible into shares of common stock of the Company. The Company received $50,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or June 7, 2022.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

On December 9, 2021, the lender elected to convert the entire $53,000 of principal and $2,650 of accrued interest into 9,594,828 shares of the Company’s $0.001 par value common stock. See Note 4 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,800 was amortized to interest expense in the accompanying Statement of Operations for the nine months ended January 31, 2022. Additionally, the put premium liability of $35,333 was reclassified as an offset to additional paid in capital in the unaudited balance sheet effective December 9, 2021, with the conversion.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $2,650.

Convertible Unsecured Promissory Note – January 4, 2022

On January 4, 2022, the Company signed an SPA with an investor that provides for the issuance of a 8% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or January 4, 2023.

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

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $84,615. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of January 4, 2022, recorded as a $29,615 put premium liability with an offset to interest expense.

On January 4, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the nine months ended January 31, 2022, the Company recorded $222 for the amortization of the debt discounts to interest expense and the debt discount balance was $2,778 at January 31, 2022.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $325.

	January 31, 2022	April 30, 2021
Convertible Secured Note Payable:

May 17, 2018 - Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$16,802	$80,000

November 24, 2021 – Principal and interest at 12% due November 24, 2022.	315,000	-

Plus: put premium	11,201	53,333

Less: debt discount	(164,515)	-

Total Convertible Secured Notes Payable	$178,488	$133,333

Convertible Secured Note Payable – May 9, 2016

At January 31, 2022, and April 30, 2021, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,367 at January 31, 2022, and April 30, 2021, of accrued interest on the promissory note in the accompanying Balance Sheets.

Convertible Secured Note Payable – May 17, 2018

At January 31, 2022, the Company has recorded $16,802 from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note balance at April 30, 2021, was $80,000 and is in default at January 31, 2022. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

On August 5, 2021, the Company repaid $50,000 of principal to the lender and as a result, the principal balance of the promissory note was $30,000.

On August 10, 2021, the lender elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note was $24,002 at October 31, 2021. See Note 4 – Stock.

On January 28, 2022, the lender elected to convert $7,200 of the principal amount of the promissory note into 1,000,000 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $16,802 at January 31, 2022. See Note 4 – Stock.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

 NOTE 3 – DEBT (CONTINUED)

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

As a result of the payment and the two conversions described above, the Company reclassified $42,132 of the put premium liability to additional paid in capital and as a result, the put premium liability balance is $11,201 at January 31, 2022.

During the nine months ended January 31, 2022, and 2021, the Company recorded $5,950 and $10,889 of interest expense in the accompanying unaudited Statements of Operations and at January 31, 2022 and April 30, 2021, $44,069 and $38,119 of accrued interest was recorded in the accompanying Balance Sheets.

Convertible Secured Note Payable – initial tranche August 3, 2021, second tranche September 15, 2021, and third tranche November 5, 2021.

On August 3, 2021, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of up to $750,000 with an original issue discount of 10% OID.  There was an initial tranche of $130,000 on the date of the Note, a second tranche of $27,500 on September 15, 2021, and a third tranche of $27,500 on November 5, 2021. The $185,000 total of the three tranches are convertible into shares of the Company’s $0.001 par value common stock.

Interest on the Note will be incurred at the rate of 12% per annum guaranteed and has a maturity date one year from the date of each tranche funded under the Note. In the event of an event of default, interest will be at the rate of twenty percent (20%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

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

The Company received $150,100 of net proceeds from the issuance of the three tranches of the Note after payment of $18,000 for the OID and $16,900 of debt issuance costs. The Company will have the option to prepay prior to maturity at 105% of the then outstanding Note principal and accrued interest.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

 NOTE 3 – DEBT (CONTINUED)

The Company evaluated the three tranches in accordance with ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the dates of each tranche, the Company recorded $185,000 as the liability with offsets of $18,000 for the OID and $16,900 of debt issue costs, both are being amortized to interest expense over the one-year term of the tranches under the Note.

Effective December 2, 2021, the Company prepaid the three tranches principal of $185,000 from the proceeds of a $315,000 convertible secured promissory note dated November 24, 2021 – see discussion below. In total, the Company paid the lender $217,560 representing (1) $185,000 of principal, (2) $22,200 of guaranteed interest and (3) $10,360 representing a 5% prepayment of the outstanding principal and interest.

As a result of the payment, the Company recorded $34,690 ($18,000 of OID and $16,690 of debt issue costs) for the amortization of the debt discount to interest expense and is recorded in the accompanying unaudited Statement of Operations for the nine months ended January 31, 2022.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $32,560 representing $22,200 of guaranteed interest and $10,360 for the prepayment penalty.

Convertible Secured Note Payable – November 24, 2021.

On November 24, 2021, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $315,000 with an original issue discount of 10% OID.  The Company received $255,820 of net proceeds from the issuance of the Note after payment of $31,500 for the OID and $27,680 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock.  The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or November 24, 2022. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is a fixed $0.008 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable five (5) year term to acquire 10,000,000 shares of common stock of the Company at an exercise price of $0.035 per share and (2) cancellable five (5) year term to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 15,000,000 warrant is cancellable if the Company repays the Note prior to maturity.  See Note 8 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 3 – DEBT (CONTINUED)

The Company evaluated the Note in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the Note date of November 24, 2021, the Company recorded $315,000 as the liability for the Note with offsets of $31,500 for the OID and $27,680 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $143,001 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the accompanying unaudited financial statements.  The warrant calculation used the following assumptions: stock price $0.0116, warrant exercise price $0.035, expected term of 5 years, expected volatility of 316% and discount rate of 0.06%. The debt discount for the warrant will be amortized over the one-year term of the Note. The warrants have typical anti-dilution protections and as a result of the Company’s recent announcement of its form 1-A Regulation A Offering Statement with the SEC at $0.021 per share, the warrants could trigger an adjustment upward of the number of warrants issued to the lender.  See Note 1- Nature of Operations, Basis of Presentation, Going Concern, and Summary of Significant Accounting Policies.

In total, the Company recorded $202,181 of debt discounts on the date of the Note (OID, debt discount cost and warrants).  During the nine months ended January 31, 2022, the Company recorded $37,666 for the amortization of the debt discounts to interest expense and the debt discount balance was $164,515 at January 31, 2022.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the nine months ended January 31, 2022, was $7,042. At January 31, 2022, the Company has recorded $7,042 of accrued interest, respectively in the accompanying unaudited Balance Sheet.

NOTE 4 – STOCK

Common Stock:

The Company is authorized to issue up to 950,000,000 shares of common stock at $0.001 par value per share.  Effective January 5, 2022, the Company amended its Articles of Incorporation to increase authorized shares from 600,000,000 to 950,000,000.  See Note 7 – Commitments and Contingencies for discussion related to authorized securities. At January 31, 2022, there were 472,208,377 shares issued and 470,708,377 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued at January 31, 2022. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

Effective June 22, 2021, the Company issued 40,000 shares of common stock that were issuable at April 30, 2021.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 4 – STOCK (Continued)

Common Stock Issued

Effective May 19, 2021, the Company granted 16,800,000 restricted $0.001 par value common shares to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the common shares were vested fully on the grant date. Of the 16,800,000 shares, 15,300,000 were issued between June 22, 2021, and July 2, 2021. The remaining 1,500,000 shares were not issued because the consultant had not been onboarded and signed the agreement. The 15,300,000 vested shares of common stock were valued at $0.0125 per share, the quoted market price on the date of grant and the Company recorded $191,250 of stock compensation expense in the accompanying unaudited Statement of Operations on the grant date of May 19, 2021.

From August 4, 2021, through August 10, 2021, the lender of a $55,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,750 of accrued interest into 11,105,664 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

On August 10, 2021, the lender of an original $80,000 convertible secured promissory note elected to convert $5,998 of the principal amount into 2,498,971 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

From September 17, 2021, through September 27, 2021, the lender of a $41,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,050 of accrued interest into 4,659,872 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

On November 4, 2021, the lender of a $48,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,400 of accrued interest into 7,098,592 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

On December 9, 2021, the lender of a $53,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,650 of accrued interest into 9,594,828 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

On January 13, 2022, the lender of an original $100,000 convertible unsecured promissory note elected to convert $6,170 of the principal and $2,648 of accrued interest into 1,348,348 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

On January 28, 2022, the lender of an original $80,000 convertible secured promissory note elected to convert $7,200 of the principal amount into 1,000,000 shares of the Company’s $0.001 par value common stock. See Note 3 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 5 – STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity of the Company for the nine months ended January 31, 2022:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2021	1,200,000	$0.05	4.21	$-
Outstanding, January 31, 2022	1,200,000	$0.05	2.45	$-
Exercisable, January 31, 2022	1,200,000	$0.05	2.45	$-

Stock Warrants:

Effective May 19, 2021, the Company granted 9,150,000 warrants to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the warrants to purchase shares, were vested fully on the grant date. The terms of the warrants are an exercise price of $0.07 per share and an expiration date of January 31, 2024. Of the 9,150,000 warrants, 8,150,000 were issued between June 22, 2021, and July 2, 2021. The remaining 1,000,000 warrants were not issued because the consultant had not been onboarded and signed the agreement.

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

On November 24, 2021, in relation to a $315,000 Convertible Secured Promissory Note (See Note 3 Debt), the Company issued the lender two warrants, (1) non-cancellable five (5) year term to acquire 10,000,000 shares of common stock of the Company at an exercise price of $0.035 per share and (2) cancellable five (5) year term to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.035 per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 5 – STOCK BASED COMPENSATION (Continued)

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $143,001 to the warrants and was recorded as a debt discount with an offset to additional paid in capital in the accompanying unaudited financial statements.

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0116
Exercise Price	$0.035
Expected Remaining Term	5 years
Volatility	316%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.06%

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2022:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2021	1,500,000	$0.13	0.77	$-
Issued May 19, 2021	8,150,000	$0.07	2.00	$-
Issued November 24, 2021	25,000,000	$0.04	4.82	$-
Outstanding, January 31, 2022	34,650,000	$0.03	3.96	$-
Exercisable, January 31, 2022	34,650,000	$0.03	3.96	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

At January 31, 2022, and April 30, 2021, the Company has recorded $207,650 and $177,868, respectively of accounts payable – related parties for Company related expenses. The January 31, 2022, balance of $207,650 is owed to the contract President, CEO, and member of the Board of Directors for payments made on behalf of the Company, which includes $170,000 of expenses related to a consulting agreement with the Company, $36,900 of expenses related to an office in home and $750 of advances made to the Company. Additionally, the balance at January 31, 2022, and April 30, 2021, includes $0 and $4,268, respectively paid by the contract Executive Vice President and a member of the Board of Directors on behalf of the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2022

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

On March 5, 2020, and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both payable on March 31, 2022, by virtue of an extension. For the nine months ended January 31, 2022 and 2021, the Company recorded $4,158 and $3,304 of interest expense in the accompanying unaudited Statement of Operations and at January 31, 2022 and April 30, 2021, the Company has recorded $9,187 and $5,029, of accrued interest, related party in the accompanying Balance Sheets.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies for the Company have not changed from the disclosures in the Form 10-K for the years ended April 30, 2021, and 2020, filed on July 29, 2021, except for the following:

Unpaid Taxes and Penalties

At January 31, 2022, and April 30, 2021, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying unaudited Balance Sheet at January 31, 2022, and the audited balance sheet at April 30, 2021, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007, of $278,130 and $261,087, which is included as accrued expenses in the accompanying unaudited Balance Sheet at January 31, 2022 and the audited balance sheet at April 30, 2021, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

Federal Tax Returns

The Company has not filed federal tax returns with the Internal Revenue Service (“IRS”) for tax years from 2005 (initial tax year) through 2020 and remain subject to Internal Revenue Service (“IRS”) examination because the Company has not filed tax returns for these years. Because the Company has not had taxable income for the unfiled tax returns, the IRS charges a non-filing penalty of $210 for each return at 60 days after the date due. The Company has calculated that the estimated penalty for the unfiled returns would be approximately $3,585 at January 31, 2022.  The Company has not recorded the potential penalty at January 31, 2022.

NOTE 8 – SUBSEQUENT EVENTS

From February 17, 2022 through March 14, 2022, the Company received $252,800 of proceeds from the sale of 12,038,095 shares of stock at $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received subscription for 9,200,000 shares of stock at $0.21 per share or $193,200. However, the subscription had not been funded as of the date of this filing. The Company is in active discussions with multiple interested investors for the Form 1-A Regulation A Offering. See Note 1 – Nature of Operations, Basis of Presentation, Going Concern, and Summary of Significant Accounting Policies.

The Company issued a warrant to purchase 1,500,000 shares of the Company’s $0.001 par value common stock to a Convertible Unsecured Note Payable lender dated May 8, 2019 – see Note 3 – Debt.  The warrant has an exercise price of $0.07 per share which is higher than the Company’s Form 1-A Regulation A Offering Statement price of $0.021 per share.  The warrant includes anti-dilution language that could trigger an adjustment of the conversion price to the $0.021 Regulation A Offering Statement price.

The Company issued two warrants to purchase a total of 25,000,000 shares of the Company’s $0.001 common stock to a Convertible Secured Note Payable lender dated November 24, 2021 - see Note 3 – Debt. The warrants have an exercise price of $0.035 per share which is higher than the Company’s Form 1-A Regulation A Offering Statement price of $0.021 per share.  The warrants include anti-dilution language that could trigger an adjustment of the conversion price to the $0.021 Regulation A Offering Statement price.

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

Plan of Operation

The Company plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan is that initial teams will be located in Ohio, Virginia, Arkansas and Texas. Our spring playing schedule avoids all competition with the NFL and colleges.  Our search committee has located multiple cities with both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology. We have commenced the process of leasing these venues and have acquired all the necessary football and related equipment to fully outfit at least eight teams, including some of the latest technology for use by our coaches and players.

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

MLFB is in the process of hiring several well-known and experienced coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring football. Management studied in depth the possibility of having a Demonstration Season in the summer of 2021 as a means of introducing MLFB as a league and overcoming some of the difficulties encountered because of COVID-19.  While the pandemic has gradually eased and crowd capacities increased, this occurred too late in the process to commence a Demonstration Season. Management and our Board of Directors believe that we focus and allocate resources to our planned 2022 football season, and this will include preparation for a launch with training camp beginning in May of 2022.

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

               We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.  On January 24, 2022, the Company filed form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of our $0.001 par value common stock at a range of $0.01 to $0.05 per share or a range of $1,250,000 to $6,250,000 of gross proceeds.  There is no minimum number of shares of common stock that must be sold in the offering.  The net proceeds from this offering would be utilized to fund our planned spring 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. In the event we do not obtain the entire offering amount, we may attempt to obtain additional funds through private offerings of our securities or by borrowing funds. Currently, we do not have any committed sources of financing and we may not be able to achieve these capital-raising objectives. If the required capital is not obtained in the proposed timeframe, the Company’s planned 2022 football season could be delayed or not occur.

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

MLFB intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums. Specifically, MLFB intends to develop a far-reaching Internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones all while taking advantage of the player’s name recognition that comes with fantasy football.

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

MLFB intends to maximize ticket vendor technology and enhance its services to patrons with innovative ticketing procedures that include:

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

Financial Condition

As reflected in the unaudited financial statements, the Company had no revenues and had a net loss of $1,225,628 for the nine months ended January 31, 2022. Additionally, the Company had net cash used in operating activities of $318,920 for the nine months ended January 31, 2022. At January 31, 2022, the Company has a working capital deficit of $4,718,376, an accumulated deficit of $30,218,410 and a stockholders’ deficit of $4,647,046, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending January 31, 2022, compared to the three months ended January 31, 2021

For the three months ended January 31, 2022, and 2021, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the three months ended January 31, 2022, were $104,150 as compared to total operating expenses for the three months ended January 31, 2021 of $81,507 or an increase of $22,643. The increase in expense from 2021 to 2022 was primarily from a $14,724 increase in professional fees and a $7,919 increase in general and administrative expenses. The increase in professional fees was primarily from a $6,084 increase in consulting and a $5,508 increase in audit fees.  The increase in general and administrative expenses was primarily from a $2,918 increase in travel expenses, a $1,782 increase in rent expense and a $1,451 increase in filing fees.

Other income (expense) for the three months ended January 31, 2022, was $377,489 of expense compared to $3,046,339 of expense for the three months ended January 31, 2021 or a decrease in expense of $2,668,850. The decrease in expense from 2021 to 2022 was primarily from a $2,801,012 reduction in loss for change of fair value of conversion option liability.  This was offset by a $131,827 increase in interest expense. The increase in interest expense was primarily from $68,857 of amortization of debt issue costs and original issue discount on convertible promissory notes, $29,615 from a put premium liability on a convertible unsecured promissory note and $33,355 for interest on other debt.

Because of the above, we had a net loss of $481,639 as compared to a net loss of $3,127,846 for the three months ended January 31, 2022, and 2021, respectively.

Nine months ending January 31, 2022, compared to the nine months ended January 31, 2021

For the nine months ended January 31, 2022, and 2021, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the nine months ended January 31, 2022, were $620,652 as compared to total operating expenses for the nine months ended January 31, 2021 of $277,890 or an increase of $342,762. The increase in expense from 2021 to 2022 was primarily from a $326,927 increase in general and administrative expenses and a $15,865 increase in professional fees. The increase in general and administrative expenses was primarily from compensation expense for key Company individuals of $191,250 for common stock issued and $98,781 for the issuance of warrants, both with no comparable amount in 2021. Additionally, there was a $29,230 increase in rent expense in 2022 over 2021. The increase in professional fees was primarily from a $12,816 in consulting expense in 2022 over 2021.

             Other income (expense) for the nine months ended January 31, 2022, was $604,976 of expense compared to $2,746,737 of expense for the nine months ended January 31, 2021 or a decrease in expense of $2,141,761. The decrease in expense from 2021 to 2022 was primarily from a $2,416,665 decrease in the loss for change of fair value of conversion option liability.  This was offset by a $220,963 increase in interest expense and $55,000 of settlement expense. The increase in interest expense was primarily from $96,948 of put premium liability expense for convertible unsecured promissory notes in 2022 with no comparable amount in 2021. Additionally, the increase in interest expense was from a $80,778 increase in the amortization of debt discounts on convertible promissory notes and an increase of $43,237 for interest on other debt. The $55,000 of settlement expense is from the issuance of a note payable to a party that paid for certain company expenses previously with no comparable amount in 2021.

Because of the above, we had a net loss of $1,225,628 as compared to a net loss of $3,024,627 for the nine months ended January 31, 2022, and 2021, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $18,278 of cash at January 31, 2022. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.  See Significant Events for additional discussion.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the nine months ended January 31, 2022, and 2021:

	For the Nine Months Ended,
	January 31, 2022	January 31, 2021

Net cash used in operating activities	$(318,920)	$(128,405)
Net cash used in investing activities	(500)	-
Net cash provided by financing activities	317,920	127,400

Net decrease in cash	$(1,500)	$(1,005)

 Net Cash Used in Operating Activities

Net cash used in operating activities was $318,920 during the nine months ended January 31, 2022, compared to $128,405 used during the nine months ended January 31, 2021, or an increase in cash used of $190,515. After adjusting for non-cash expense items of $740,656 in 2022 and $2,638,314 in 2021, adjusted net cash used in operations would be $484,972 in 2022 and $386,313 in 2021, or an increase of $98,659. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the increase in the net cash used in operating activities was primarily from an increase in the operating expenses of the Company from 2020 to 2021.

Net Cash Used in Investing Activities

                Net cash used in investing activities was $500 during the nine months ended January 31, 2022, compared to $0 during the nine months ended January 31, 2021, or an increase of $500.  The $500 during the nine months ended January 31, 2022, was for trademark filing fees.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $317,920 of net cash during the nine months ended January 31, 2022, as compared to $127,400 provided during the nine months ended January 31, 2021, or an increase of $190,520. The increase in net cash provided from 2021 to 2022 was primarily from (1) $405,920 of proceeds from the issuance of convertible secured promissory notes and $147,000 of proceeds from the issuance of convertible unsecured promissory notes in 2022 with no comparable amount in 2021, (2) $235,000 repayment of convertible secured promissory notes in 2022 with no comparable amount in 2021, (3) a $30,000 of proceeds from the issuance of a note payable – related party in 2021 with no comparable amount in 2022 and (4) $97,400 of proceeds from the sale of common stock in 2021 with no comparable amount in 2022.

Off-Balance Sheet Arrangements

At January 31, 2022, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2022, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

Significant Events

Effective January 5, 2022, the Company amended its Articles of Incorporation to increase authorized shares from 600,000,000 to 950,000,000.

On January 24, 2022, the Company filed form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of our $0.001 par value common stock at a range of $0.01 to $0.05 per share or a range of $1,250,000 to $6,250,000 of gross proceeds.  Effective February 8, 2022, the SEC approved and qualified the Offering Statement.  There is no minimum number of shares of common stock that must be sold in the offering.  The net proceeds from this offering would be utilized to fund our planned spring 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. In the event we do not obtain the entire offering amount, we may attempt to obtain additional funds through private offerings of our securities or by borrowing funds. Currently, we do not have any committed sources of financing and we may not be able to achieve these capital-raising objectives. If the required capital is not obtained in the proposed timeframe, the Company’s planned 2022 football season could be delayed or not occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

On November 4, 2021, the lender of a $48,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,400 of accrued interest into 7,098,592 shares of the Company’s $0.001 par value common stock.

On December 9, 2021, the lender of a $53,000 convertible unsecured promissory note elected to convert the entire principal amount and $2,650 of accrued interest into 9,594,828 shares of the Company’s $0.001 par value common stock.

On January 13, 2022, the lender of an original $100,000 convertible unsecured promissory note elected to convert $6,170 of the principal and $2,648 of accrued interest into 1,348,348 shares of the Company’s $0.001 par value common stock.

On January 28, 2022, the lender of an original $80,000 convertible secured promissory note elected to convert $7,200 of the principal amount into 1,000,000 shares of the Company’s $0.001 par value common stock.

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

Major League Football, Inc.

March 17, 2022	By:	/s/ Francis J. Murtha
Francis J. Murtha
Principal Executive Officer

Major League Football, Inc.

March 17, 2022	By:	/s/ Gregory F. Campbell
Gregory F. Campbell
Principal Financial Officer