Form 10-K
period 2022-04-30
MAJOR LEAGUE FOOTBALL INC
filed 2022-07-29
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended April 30, 2022

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

As of October 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,735,438, based upon the closing sales price of $0.0125 per share for the registrant’s common stock on such date, as reported on the Pink Sheets. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of July 29, 2022 is 603,029,492.

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

PART I

Item 1. Business.

Our Plan of Business

Major League Football, Inc. (the “Company,” “we,” “us” or “our”) plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan is that initial teams will be located in Ohio, Virginia, Arkansas and Alabama. Our spring playing schedule avoids all competition with the NFL and colleges.  Our search committee has located multiple cities with both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology. We have commenced the process of leasing these venues and have acquired all the necessary football and related equipment to fully outfit our teams, including some of the latest technology for use by our coaches and players.

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

MLFB has recently hired several well-known and experienced employees, coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring/summer football.   The Company recently announced the cities of Mobile, Alabama, Little Rock, Arkansas, Canton, Ohio and Virginia Beach, Virginia as home markets for its inaugural season which will begin August 9, 2022. Additionally, the Company has executed leases with these cities.  The Company plans to have several games this summer/fall that allows the Company to build towards a full football season in the Spring of 2023, providing MLFB as America’s home for professional spring football.

The Alliance of American Football (“AAF”), whose equipment we acquired, has ceased operations and the XFL, which played five games in 2020 before filing for bankruptcy re-organization, has announced plans to restart in 2023. The Spring League is not considered a football league, but rather a development football structure as the players pay its ownership to play in it, hoping for NFL or other teams’ recognition. We believe because the Spring League has no player payroll costs, quality players will jump at a chance to be paid a salary in MLFB.  The USFL returned and played in 2022 after a 37-year hiatus with an eight-team two division league structure.  The top two teams from each division played in the semifinals on the weekend of June 25, with the USFL Championship Game taking place on Sunday, July 3.

The AAF, XFL and USFL have validated MLFB’s concept that there was a demand for football in the spring/summer. We believe that there are thousands of quality football players available to MLFB and the NFL releases over 1,000 players every September. We believe that the lack of financial success by the AAF and perhaps the XFL is directly attributable to excessive payroll, stadium, and other overhead related expenses and not the concept itself.  MLFB will serve as a pipeline to further develop players skills, on and off the field, as well as a training ground for young coaches, officials and all associated with the industry. NFL Europe did just this during its existence.

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.  Effective February 8, 2022, the Company’s Form 1-A Regulation A Offering Statement was qualified by the Securities and Exchange Commission (“SEC”) for the sale of up to 125,000,000 shares of our $0.001 par value common stock at $0.021 per share or up to $2,6250,000 of gross proceeds.  There is no minimum number of shares of common stock that must be sold in the offering and the net proceeds from this offering are being utilized to assist in funding our planned summer 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. Effective July 18, 2022, the Company reduced the offering price for a  portion of the shares offered going forward from $0.021 per share to $0.0168 per share.

Through the date of this Form 10-K, the Company had received $1,747,300 of gross proceeds from the sale of 86,180,949 shares of our $0.001 par value common stock.  Included in the above amount are $40,000 of gross proceeds from the sale of 1,904,761 shares of our common stock that have not been processed by the transfer agent due to technical document issues. In the event we do not obtain the entire offering amount, we may attempt to obtain additional funds through private offerings of our securities or by borrowing funds.

Additionally, Effective May 6, 2022, the Company signed an Equity Line Purchase Agreement (“Agreement”) whereby subject to the terms and conditions set forth in this Agreement, the Company will sell to the Investor up to Ten Million Dollars ($10,000,000) or Four Hundred Million (400,000,000) shares of registered common stock, $0.001 par value per share.

Subject to the satisfaction of all of the conditions set forth in the Agreement, the Company shall have the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a Purchase Notice from time to time, to purchase a minimum of twenty thousand dollars ($20,000) and up to a maximum of; (i) two hundred fifty thousand dollars ($250,000), or (ii) one hundred and fifty percent (150%) of the average daily volume traded for the Company’s common stock during the relevant Valuation Period (subject to adjustments for stock splits, dividends, and similar occurrences), subject to the Available Amount.  The Valuation Period is the ten (10) consecutive Business Days immediately preceding, but not including the date a Purchase Notice is delivered.  The maturity date of the Agreement is November 6, 2022.

The Purchase Price is 75% of the lowest traded price of the Common Stock during the Valuation Period. Following an up-list of the Common Stock on The Nasdaq Stock Market or an equivalent national exchange, the Purchase Price shall be set at eighty percent (80%) of the lowest traded price of the Company’s Common Stock during the Valuation Period, subject to a floor of $0.01, per share (subject to adjustments for stock splits, dividends, and similar occurrences).   The right of the Company to commence sales of the common stock is subject to the satisfaction that a Registration Statement shall have been declared and remain effective by and with the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC.

Through the date of this Form 10-K, the Registration Statement had not been declared effective and as such, no sales of stock have occurred. The Company is in the process of increasing its authorized shares with the State of Delaware to reflect the shares to be sold under the Equity Line Purchase Agreement.

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

MLFB intends to disseminate its message using a comprehensive marketing strategy that employs both traditional and new media marketing channels. MLFB’s marketing plans are anticipated to create multiple revenue streams and engage sports fans over a variety of mediums. Specifically, MLFB intends to develop a far-reaching internet and mobile strategy that will serve as the backbone of its marketing strategy. This will include developing a mobile initiative, where fans can interact with the league, its players, its coaches, and other fans using their mobile phones all while taking advantage of the player’s name recognition that is utilized with fantasy football. In fantasy football, the participants serve as owners and general managers of virtual professional football teams and select their rosters by participating in a draft in which all relevant players are available.

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

We intend to review their qualifications and believe that the cumulative effect of this work will help MLFB achieve its early objectives, which include the following:

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

The main benefits of the program are:

•	Fans will find quality items at more favorable price points.
•	Teams will have higher profit on items and stop tying up money on inventory they cannot properly sell.
•	More fans will be wearing and supporting the team and league branded merchandise.

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

Effective February 8, 2022, the Company’s Form 1-A Regulation A Offering Statement was qualified by the SEC for the sale of up to 125,000,000 shares of our $0.001 par value common stock at $0.021 per share or up to $2,6250,000 of gross proceeds.  There is no minimum number of shares of common stock that must be sold in the offering and the net proceeds from this offering are being utilized to assist in funding our summer 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. Effective July 18, 2022, the Company reduced the offering price for a  portion of the shares offered going forward from $0.021 per share to $0.0168 per share.

Through the date of this Form 10-K, the Company had received $1,747,300 of gross proceeds from the sale of 86,180,949 shares of our $0.001 par value common stock.  Included in the above amount are $40,000 of gross proceeds from the sale of 1,904,761 shares of our common stock that have not been processed by the transfer agent due to technical document issues. In the event we do not obtain the entire offering amount, we may attempt to obtain additional funds through private offerings of our securities or by borrowing funds.

Additionally, Effective May 6, 2022, the Company signed an Equity Line Purchase Agreement (“Agreement”) whereby subject to the terms and conditions set forth in this Agreement, the Company will sell to the Investor up to Ten Million Dollars ($10,000,000) or Four Hundred Million (400,000,000) shares of registered common stock, $0.001 par value per share.

Subject to the satisfaction of all of the conditions set forth in the Agreement, the Company shall have the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a Purchase Notice from time to time, to purchase a minimum of twenty thousand dollars ($20,000) and up to a maximum of; (i) two hundred fifty thousand dollars ($250,000), or (ii) one hundred and fifty percent (150%) of the average daily volume traded for the Company’s common stock during the relevant Valuation Period (subject to adjustments for stock splits, dividends, and similar occurrences), subject to the Available Amount.  The Valuation Period is the ten (10) consecutive Business Days immediately preceding, but not including the date a Purchase Notice is delivered.  The maturity date of the Agreement is November 6, 2022.

The Purchase Price is 75% of the lowest traded price of the Common Stock during the Valuation Period. Following an up-list of the Common Stock on The Nasdaq Stock Market or an equivalent national exchange, the Purchase Price shall be set at eighty percent (80%) of the lowest traded price of the Company’s Common Stock during the Valuation Period, subject to a floor of $0.01, per share (subject to adjustments for stock splits, dividends, and similar occurrences).   The right of the Company to commence sales of the common stock is subject to the satisfaction that a Registration Statement shall have been declared and remain effective by and with the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC. The Company is in the process of increasing its authorized shares with the State of Delaware to reflect the shares to be sold under the Equity Line Purchase Agreement.

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

At April 30, 2022, we had $673,181 of cash resources and continue to have limited cash resources through the date of this Form 10-K. Consequently, we have been required either to sell new shares of our common stock or convertible promissory notes to raise the cash necessary to pay ongoing expenses and to make new investments and this could lead to continuing dilution in the interest of existing Company stockholders.

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

While we cannot reasonably estimate the length or severity of this pandemic or if there will be additional periods of increases or spikes in the number of COVID-19 cases, future mutations or related strains of the virus, an extended economic slowdown could materially impact the Company’s financial position, results of operations, and cash flows in fiscal year 2023 or beyond. The unprecedented uncertainty surrounding COVID-19, due to rapidly changing governmental directives, public health challenges and progress, macroeconomic consequences, and market reactions thereto, also makes it more challenging for the Company to estimate the future performance of the business and develop strategies to generate growth.

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

Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 1 to our financial statements. Since inception, the Company has suffered recurring losses from operations and has been dependent upon stockholders and new investors to provide the cash resources to sustain its operations.

As reflected in the accompanying financial statements, the Company had a net loss of $1,669,699 and $185,381 for the years ended April 30, 2022 and 2021, respectively. Additionally, the Company had net cash used in operating activities of $780,693 and $213,518 for the years ended April 30, 2022 and 2021, respectively. At April 30, 2022, the Company has a working capital deficit of $4,186,155, an accumulated deficit of $30,662,481 and a stockholders’ deficit of $3,658,915, which could have a material impact on the Company’s financial condition and operations.

At April 30, 2022, the Company does not have sufficient cash resources or current assets to pay all of its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.  Effective February 8, 2022, the Company’s  Form 1-A Regulation A Offering Statement was qualified by the SEC for the sale of up to 125,000,000 shares of our $0.001 par value common stock at $0.021 per share or up to $2,625,000 of gross proceeds.  There is no minimum number of shares of common stock that must be sold in the offering and the net proceeds from this offering are being utilized to assist in funding our planned summer 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. Effective July 18, 2022, the Company reduced the offering price for a  portion of the shares offered going forward from $0.021 per share to $0.0168 per share.

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

We face significant competition within the professional sports league market.  In order to attract fans and market league-related merchandise and other products and services offered by the Company and the league, we must successfully compete with the 32 NFL, 9 Canadian Football League, 627 NCAA, 91 NAIA, 142 JUCO’s, 27 Canadian Universities, and thousands of high school and collegiate institution teams. The AAF has ceased operations and the XFL is planning for a 2023 relaunch, after being purchased out of bankruptcy for $15 million in August 2020.  We believe that they both proved the concept of fan interest for Spring football. As a result, we believe that their lack of financial success was in their financial model. The USFL returned and played in 2022 after a 37-year hiatus with an eight-team two division league structure.  The top two teams from each division played in the semifinals on the weekend of June 25, with the USFL Championship Game taking place on Sunday, July 3. Finally, we must compete with other sporting and non-sporting sources of entertainment. Given the established nature of many of those competitors, there can be no guarantee that we will attract enough revenue from fans and other sources to be profitable.

We are dependent upon our key executives for future success.

Our future success to a significant extent depends on the continued services of Frank Murtha, our President and Chief Executive Officer, Gregory Campbell, our Chief Financial Officer and John JJ Coyne, our Executive Vice President. The departure of Frank Murtha, Gregory Campbell and John JJ Coyne, or the loss of any of or other officers and key consultants could materially adversely affect our ability to implement our business strategy. Currently, we do not maintain for our benefit, any key-man life insurance on our key executives.

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

From time to time, our Company grants options and stock awards to our employees in accordance with our Company’s 2014 Employee Stock Plan. Additionally, our Company grants shares or warrants to our consultants and other service providers. The exercise of options and warrants at prices below market of our common stock could adversely affect the price of shares of our common stock.

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

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares of common stock with the transfer agent for the potential conversion of these securities. If the Company does not reserve sufficient shares with the Transfer Agent for the assumed conversion of the promissory notes, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable.

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

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile and factors that may impact our stock price, any of which are beyond our control, include the following:

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our Company leases a 9,000 sq. ft. warehouse facility in San Antonio, TX to store approximately 30,000 items of football equipment for which it owns.   The lease has a one-year term through March 2023, payable at $7,412 monthly, including a $2,012 monthly charge for common area maintenance and expenses. Additionally, the contract President, CEO, and a director’s primary residence, located at 1515 Lemon Fish Drive,  Lakewood Ranch, FL 34202 serves as our corporate headquarters. We believe this office space is adequate to serve our present needs until such time as we receive interim funding.

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

The Court also found that the claims against MLFB for the dishonored draft could be brought in the original suit and as such, there was no need for the second suit. On May 16, 2018, the Court held a scheduling conference. The court extended the time for discovery to August 31, 2018 and granted leave for the Trustee to amend its pleadings to assert claims for the dishonored check. A trial was set for October 3, 2018. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company received notice on December 18, 2019 that the judgement had been purchased by Pier House Capital, LLC, who extended a 10-day offer to compromise and settle the judgment for $25,000.  Effective June 10, 2022, the Company settled the bankruptcy vendor judgment for a cash payment of $12,500 and the cash payment is full and final settlement including an executed general waiver and release in favor of the Pier House Capital, LLC. As a result of the settlement, the Company will record a $57,500 gain on settlement.

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

Stradley Ronon Stevens & Young, LLP - On May 9, 2009, Stradley Ronon Stevens & Young, LLP, filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with Stradley and in July 2014, issued Stradley 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129. The Company previously recorded $173,821 related to the dispute and is classified as accounts payable. The judgment amount remains unpaid.

David M. Bovi, P.A. Attorney Lien - Mr. Bovi, the Company’s former Securities attorney, has asserted an attorney lien in the sum of $243,034, which included $19,243 of interest for unpaid invoices. The Company has recorded $132,006 of interest in accordance with the retainer agreement with Mr. Bovi and the total amount owed to Mr. Bovi is $375,041 at April 30, 2022. No further demands have been made and the Company disputes the claim.

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

Item 4. Mine Safety Disclosures.

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

		High	Low
FY 2021	1st Quarter	$.02	$.00
	2nd Quarter	$.01	$.00
	3rd Quarter	$.03	$.00
	4th Quarter	$.07	$.02

FY 2022	1st Quarter	$.04	$.00
	2nd Quarter	$.02	$.01
	3rd Quarter	$.04	$.01
	4th Quarter	$.03	$.02

 Holders

As of July 29, 2022, we have a total of 583,148,540 shares of common stock outstanding, held by approximately 520 qualified record stockholders

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of April 30, 2022

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders – 1.	1,200,000	$.05	9,200,000
Equity compensation plans not approved by security holders – 2.	62,970,000	$.04	-
Total	64,170,000		9,200,000

1.

Reflects the following Company Equity compensation plans for the benefit of our directors, officers, employees ,and consultants: (i) our 2006 Equity Incentive Plan (“2006 Plan”), for which we have reserved 400,000 shares of our common stock for such persons pursuant to that plan; and (ii) our 2014 Employee Stock Plan (“2014 Plan”) for which we have reserved 10,000,000 shares of our common stock for such persons pursuant to that plan. This amount represents stock options outstanding at April 30, 2022.

2.	Represents stock warrants outstanding at April 30, 2022.

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

Recent Sales of Unregistered Securities

Our Company had no sales of securities without registering the securities under the Securities Act during the period covered by the Form 10-K report through April 30, 2022 and excludes securities sold without registration previously disclosed in the Company’s Form 10-Q and Form 8-K filings.

Subsequent to April 30, 2022 and through the date of  this Form 10-K, and as disclosed previously, the Company sold securities under Form 1-A and qualified by the SEC.  Additionally, since April 30, 2022 and through the date of this Form 10-K, the Company sold the following securities without registering the securities under the Securities Act:

•

Effective May 26, 2022, the Company executed a settlement agreement with an unsecured convertible note payable lender related to the Company not having sufficient shares of stock reserved for a conversion requested in January 2022. The settlement was a release by the lender of any and all rights that the lender could have requested in exchange for the issuance of 2,600,000 shares of the Company’s $0.001 par value common stock. The Company valued the settlement shares at $0.0253 per share or $65,780, representing the closing stock price on June 6, 2022, which was the effective date of the shares being issued with all documentation in place for the Company’s transfer agent.

•

On May 23, 2022, a lender of a $315,000 convertible unsecured promissory note dated November 24, 2021 elected to convert $135,670 of the principal amount, $18,020 of accrued interest and a $1,750 note conversion fee into 26,800,000 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $179,330 after the conversion.

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

The AAF, whose equipment we acquired, has ceased operations and the XFL, which played five games in 2020 before filing for bankruptcy re-organization, has announced plans to restart in 2023. The Spring League is not considered a football league, but rather a football development structure, as the players pay its ownership to play in it, hoping for NFL or other teams’ recognition. We believe because the Spring League has no player payroll costs, quality players will jump at a chance to be paid a salary in MLFB.  The USFL returned in 2022 after a 37-year hiatus with an eight-team two division league structure.  The top two teams from each division played in the semifinals on the weekend of June 25, with the USFL Championship Game taking place on Sunday, July 3.

MLFB has recently hired several well-known and experienced employees, coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring/summer football.   The Company recently announced the cities of Mobile, Alabama, Little Rock, Arkansas, Canton, Ohio and Virginia Beach, Virginia as home markets for its inaugural season which will begin August 9, 2022. Additionally, the Company has executed leases with these cities.  The Company plans to have several games this summer that allow the Company to build towards a full football season in the spring of 2023, providing MLFB as America’s home for professional spring football.

The AAF, XFL and USFL have proven the concept of fan interest for spring/summer football. We believe that the AAF and XFL lack of financial success was in their financial model, expense structure, venue selection and rents. The XFL, which played five games in 2020 before filing for bankruptcy re-organization, has announced plans to restart in 2023.  We believe that there are thousands of quality football players available to MLFB and the NFL releases over 1,000 players every September. We believe that the lack of financial success by the AAF and perhaps the XFL is directly attributable to excessive payroll, stadium, and other overhead related expenses and not the concept itself.  MLFB will serve as a pipeline to further develop players skills, on and off the field, as well as a training ground for young coaches, officials and all associated with the industry. NFL Europe did just this during its existence.

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

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.  Effective February 8, 2022, the Company’s Form 1-A Regulation A Offering Statement was qualified by the SEC for the sale of up to 125,000,000 shares of our $0.001 par value common stock at $0.021 per share or up to $2,625,000 of gross proceeds.  There is no minimum number of shares of common stock that must be sold in the offering and the net proceeds from this offering are being utilized to assist in funding our planned summer 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company. Effective July 18, 2022, the Company reduced the offering price for a  portion of the shares offered going forward from $0.021 per share to $0.0168 per share.

Through the date of this Form 10-K, the Company had received $1,747,300 of gross proceeds from the sale of 86,180,949 shares of our $0.001 par value common stock.  Included in the above amount are $40,000 of gross proceeds from the sale of 1,904,761 shares of our common stock that have not been processed by the transfer agent due to technical document issues.

Additionally, Effective May 6, 2022, the Company signed an Equity Line Purchase Agreement (“Agreement”) whereby subject to the terms and conditions set forth in this Agreement, the Company will sell to the Investor up to Ten Million Dollars ($10,000,000) or Four Hundred Million (400,000,000) shares of registered common stock, $0.001 par value per share.

Subject to the satisfaction of all of the conditions set forth in the Agreement, the Company shall have the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a Purchase Notice from time to time, to purchase a minimum of twenty thousand dollars ($20,000) and up to a maximum of; (i) two hundred fifty thousand dollars ($250,000), or (ii) one hundred and fifty percent (150%) of the average daily volume traded for the Company’s common stock during the relevant Valuation Period (subject to adjustments for stock splits, dividends, and similar occurrences), subject to the Available Amount.  The Valuation Period is the ten (10) consecutive Business Days immediately preceding, but not including the date a Purchase Notice is delivered.  The maturity date of the Agreement is November 6, 2022.

The Purchase Price is 75% of the lowest traded price of the Common Stock during the Valuation Period. Following an up-list of the Common Stock on The Nasdaq Stock Market or an equivalent national exchange, the Purchase Price shall be set at eighty percent (80%) of the lowest traded price of the Company’s Common Stock during the Valuation Period, subject to a floor of $0.01, per share (subject to adjustments for stock splits, dividends, and similar occurrences).   The right of the Company to commence sales of the common stock is subject to the satisfaction that a Registration Statement shall have been declared and remain effective by and with the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC.

Through the date of this Form 10-K, the Registration Statement had not been declared effective and as such, no sales of stock have occurred. The Company is in the process of increasing its authorized shares with the State of Delaware to reflect the shares to be sold under the Equity Line Purchase Agreement.

Financial Condition

As reflected in the accompanying financial statements, the Company had a net loss of $1,669,699 and $185,381 for the years ended April 30, 2022 and 2021, respectively. Additionally, the Company had net cash used in operating activities of $780,693 and $213,518 for the years ended April 30, 2022 and 2021, respectively. At April 30, 2022, the Company has a working capital deficit of $4,186,155, an accumulated deficit of $30,662,481 and a stockholders’ deficit of $3,658,915, which could have a material impact on the Company’s financial condition and operations.

At April 30, 2022, the Company does not have sufficient cash resources or current assets to pay all of its obligations. This is a significant risk to our business and stockholders and results in: (i) making it more difficult for us to satisfy our obligations; (ii) impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and (iii) making us more vulnerable to a downturn in our business and limits our flexibility to plan for, or react to, changes in our business.

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

Results of Operations

Year ended April 30, 2022 compared to the year ended April 30, 2021

For the years ended April 30, 2022 and 2021, we had no revenue, respectively. The Company is working through its business plan to establish, develop and operate MLFB as a professional spring football league.

Total operating expenses for the year ended April 30, 2022 were $1,175,849 as compared to total operating expenses for the year ended April 30, 2021 of $386,186 or an increase of $789,663. The increase from 2021 to 2022 was primarily from a $290,031 increase in stock compensation expense, a $280,929 increase in compensation and a $166,984 increase in professional fees.  The increase in stock compensation expense was related to (1) the issuance of 15,300,000 restricted $0.001 par value common shares and (2) 8,150,000 warrants to 13 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the common shares and warrants were vested fully on the grant date. The 15,300,000 vested shares of common stock were valued at $0.0125 per share, the quoted market price on the date of grant and the Company recorded $191,250 of stock compensation expense in the accompanying Statement of Operations on the grant date of May 19, 2021.  The Company evaluated the issuance of the issued warrants in accordance with ASC 505-50, Equity Based Payments to Non-Employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $98,781, which was recorded to stock compensation expense on the grant date of May 19, 2021.

The increase in compensation was related to the hiring of employees in 2022 with no comparable amount in 2021.  Compensation includes salaries, taxes and benefits.  The increase in professional fees was primarily from a $111,750 increase in marketing, a $30,264 increase in consulting and a $14,000 increase in legal.  The increase in marketing was for marketing material related to the Company’s planned 2022 spring/summer football league with no comparable amount in 2021.  The increase in consulting was primarily from a $20,000 payment for a football sports management program with no comparable amount in 2021.  The increase in legal was primarily from services related to the Company’s Form 1-A SEC filing with no comparable amount in 2021. Additionally, the increase in expenses included a $5,000 write off of a stadium lease deposit that could not be transferred from 2019 to future MLFB planned football seasons in 2022 with no comparable amount in 2021.

Other income (expense) for the year ended April 30, 2022 was $493,850 of expense as compared to $200,805 of income for the year ended April 30, 2021, or an increase in expense of $694,655. The increase in expense from 2021 to 2022 was primarily from (1) a $394,762 decrease in gain from the change in fair value of conversion option liability, (2) $241,592 increase in interest expense and (3) $55,000 settlement expense with no comparable amount in 2021.

The increase in interest expense is primarily from (1) a $122,446 increase for the amortization of debt discounts on convertible promissory notes, (2) $51,813 increase in interest expense for debt and (3) a $67,333 increase in put premium liability expense related to convertible promissory notes.

We had a net loss of $1,669,699 and $185,381 for the years ended April 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

From inception, we have relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had $673,181 of cash at April 30, 2022 and consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate.

Cash Flow Activity

The following table summarizes selected items from our Statements of Cash Flows for the years ended April 30, 2022 and 2021:

	For the Years Ended,
	April 30, 2022	April 30, 2021

Net cash used in operating activities	$(780,693)	$(213,518)
Net cash used in investing activities	(461,410)	-
Net cash provided by financing activities	1,895,506	229,500

Net increase in cash	$653,403	$15,982

 Net Cash Used in Operating Activities

Net cash used in operating activities was $780,693 during the year ended April 30, 2022, compared to $213,518 used during the year ended April 30, 2021, or an increase in cash used of $567,175. After adjusting for non-cash expense items of $586,267 in 2022 and ($346,305) in 2021, adjusted net cash used in operations would be $194,426 in 2022 and 559,823 in 2021, or a decrease of $365,397. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the increase in the net cash used in operating activities was primarily from a decrease of $394,762 in the fair value of conversion option liability from 2021 to 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $461,410 during the year ended April 30, 2022, compared to $0 during the year ended April 30, 2021, or an increase of $461,410.  The increase was primarily from $$460,410 for the purchase of football equipment and $500 for trademark filing fees with no comparable amount in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,895,506 of net cash during the year ended April 30, 2022, as compared to $229,500 provided during the year ended April 30, 2021, or an increase of $1,666,006. The increase in net cash provided from 2021 to 2022 was primarily from an increase of (1) $874,680 of proceeds from the issuance of convertible secured promissory notes and $57,000 of proceeds from the issuance of convertible unsecured promissory notes and (2) an increase of $1,042,826 from the sale of common stock.  This was offset by the repayment of $277,500 of notes payable and convertible promissory notes in 2022 with no comparable amount in 2021. The increase of $1,042,826 from the sale of common stock was related to the Company’s Regulation 1-A offering.

Off-Balance Sheet Arrangements

At April 30, 2022, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we evaluated the effectiveness, design and operation of its disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that we record, process, summarize, and report in a timely manner the information that it must disclose in reports that we file with or submit to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2022 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

The material weakness(s) identified are:

Our Company does not have a full time Controller and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and Board of Director approval. The Company has analyzed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

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

To mitigate the above weaknesses(s), to the fullest extent possible, our Company has hired a Chief Financial Officer with significant experience in sports operations and engaged a financial consultant with significant accounting and reporting experience to assist in becoming and remaining current with its reporting responsibilities. Additionally, as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above. Additionally, the Company did utilize the services of an experienced financial consultant to assist in the preparation of Reports.

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

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identity of directors, executive officers, and significant employees.

Name	Age	Position	Term/ Period Served
Frank Murtha	77	President, CEO and Director	Feb. 28, 2022 to present
		Director	Feb. 18, 2020 to present
		Contract President and CEO	Feb. 18, 2020 to Feb. 28, 2022
		Senior Executive Vice President	Jun. 28, 2017 to Feb. 18, 2020

Gregory Campbell	61	Chief Financial Officer	Feb. 1, 2022 to present

Britt Jennings	55	Director	Feb. 20, 2020 to present

John JJ Coyne	57	Executive Vice President	Feb. 28, 2022 to present
		Director	Feb. 20, 2020 to present
		Contract Executive Vice President	Jun. 28, 2017 to Feb. 28, 2022

Richard Nichols (1)	69	Chief Operating Officer	Feb. 28, 2022 to July 2, 2022

William G. Lyons	65	Chief Marketing Officer	Feb. 28, 2022 to present
		Director	Feb. 20, 2020 to Aug. 1, 2020
		Contract Chief Marketing Officer	Feb. 20, 2020 to Feb. 28, 2022

Michael McCarthy	69	Senior Vice President of Football Operations	Feb. 28, 2022 to present
		Executive Vice President	Jun. 28, 2017 to present

Kevin McLenithan	44	Vice President of Sales, Marketing and Investor Relations	Feb. 28, 2022 to present

Steve Videtich	51	Vice President of Team Interface	Feb. 28, 2022 to present

(1) On July 2, 2022, Richard E. Nichols submitted his resignation as Chief Operating Officer of the Company.

(b) Business experience of directors, executive officers, and significant employees.

Frank J. Murtha. Mr. Murtha serves as our President and Chief Executive Officer since February 2022.  Mr. Murtha has also been a director since February 2020.  Prior to this, he served as a contract President and Chief Executive Officer from February 2020 through February 2022 and previously was Senior Executive Vice President from June 2017 to February 2020. He attended the University of Notre Dame, received a BA Government & International Relations, and was a member of the varsity baseball team. Mr. Murtha attended Northwestern University School of Law, where he received his JD and was the Recipient of two Ford Foundation grants for advanced study in criminal law. He worked at a major Union Pension Fund, assigned to legal staff working primarily on real estate and secured transaction matters in connection with loan portfolio and was House Counsel in his last position. He then worked at the US Department of Justice (“DOJ”), as an Assistant US Attorney for the Northern District of Illinois. Mr. Murtha was assigned to the Special Investigations Unit, handling primarily complex financial crimes. He handled numerous high-profile cases involving bank, insurance, and corporate frauds as well as several major organized crime prosecutions. Mr. Murtha resigned his position with the DOJ when US Attorney James R. Thompson (who was one of his teachers at Northwestern Law) left office to begin his successful campaign for Illinois Governor. Mr. Murtha then entered private law practice specializing in civil and criminal litigation, real estate transactions and representation of athletes. From 1983 to present, he has represented professional athletes and media talent in contract negotiations, and tax and financial planning and also represented high net worth individuals in the acquisitions of sports franchises and properties. Mr. Murtha has represented major stars and minor league players in baseball and football, including Wade Boggs, and Randy Johnson, Craig Counsel, Joe Girardi and Cecil Fielder and Bobby Thigpen. Mr. Murtha is President of Professional Sports Consultants, Inc., with offices in the Chicago area, a full-service firm that includes full time marketing personnel. This practice includes football and baseball, with present and former clients including Kevin Carter, Olandis Gary, Al Del Greco, Brad Meester, Akiem Hicks, Corey Clement, Cooper Carlisle, Ed Hartwell, David Bowens, Jason Baker and Nigel Thatch, better known as “Leon,” of Budweiser commercial fame and currently portraying Malcolm X in the movie Selma and the series Godfather of Harlem. Mr. Murtha has extensive experience in arbitration and litigation matters as well as labor-management issues and formed and headed the first union for the Arena Football League Players in 2000, successfully negotiating its first Collective Bargaining Agreement. Mr. Murtha is Adjunct Professor at Northwestern University Graduate School, teaching Sports Labor Relations and Negotiations.

Gregory Campbell. Mr. Campbell serves as our Chief Financial Officer since February 2022.  Previously, Mr. Campbell was Executive VP and Chief Financial Officer of the Detroit Pistons from September 2014 to June 2021.   Prior to that he served as Chief Financial Officer for the Memphis Grizzlies from October 2004 to May 2008 and was eventually promoted to President, Business Operations from May 2008 to April 2013. Mr. Campbell has held similar positions in the original XFL (2001) , AFL (2002 - 2004) , and CFL (1991 to 1994).  Mr. Campbell obtained his bachelor's degree specialized in Sports Administration in 1984 from Laurentian University in Sudbury, Ontario Canada.

Britt Jennings. Mr. Jennings has been a director of the Company since February 2020. Over a successful thirty-year career, Mr. Jennings has focused on providing strategic taxation and accounting services for high-net-worth individuals and small to medium-sized businesses, including clients in the real estate industry. Mr. Jennings has experience in a wide array of business classifications, from construction to personal service to research & development. Since January 19, 2019, Mr. Jennings has been the manager of Bedrock Loans, LLC, which manages the Bedrock Fund. From January 1, 1999 to December 31, 2019, Mr. Jennings was the Founder of Jennings and Associates, PLLC, a full services tax and accounting firm in Atlanta, Georgia. Mr. Jennings holds a Bachelor of Science in Accounting and Master of Taxation degrees from Georgia State University and is a licensed Certified Public Accountant in the State of Georgia.

John JJ Coyne. Mr. Coyne serves as our Executive Vice President since February 2022 and a director since February 2020. Previously, Mr. Coyne served as our Contract Executive Vice President from July 2017 until February 2022 and was Vice President of Supply Chain Management and Project Management for the Company from December 2013 to July 2017.  Previously, Mr. Coyne was the Director of Procurement & Supply Chain Management at Vubiquity (formerly Avail-TVN), a privately held media and entertainment company, the largest global provider of end-to-end premium content managed services and technical solutions. Previous to Vubiquity, Mr. Coyne held the positions of Supply Chain Manager, Master Scheduler and Senior Buyer/Planner with Orchid Orthopedic Solutions (formerly Sandvik Medical Solutions), a world-leader in contract design and manufacture of implants, complex spinal surgical instruments, and innovative technologies for the orthopedic, dental, and cardiovascular markets. Before transitioning to the private sector, Mr. Coyne enjoyed a successful and decorated career in the United States Navy where he served as a Supply Corps Officer in the aviation, surface, and submarine enterprises. Mr. Coyne holds a Bachelor of Science in Economics from Excelsior College, a Master of Science in Operations Management from the University of Arkansas, a Master of Business Administration (Sports Management) from Columbia Southern University and a Master Certificate in Applied Project Management from Villanova University.

Richard Nichols. Mr. Nichols served as our Chief Operating Officer from February 2022 to July 2, 2022, when he resigned his position with the Company.  Mr. A University of Houston graduate, (BBA Marketing, 1975), Mr. Nichols has been involved in sports management for over 30 years, mostly associated with National Football League teams.  Nichols Spent time with the NFL’s World League of American Football, (1/92-7/92); the Houston Oilers, (6/73-2/89); Denver Broncos, (3/95-2/06); and the Arizona Cardinals, (2/13-4/15) .  Nichols also served as a Sports Consultant with Marketing Associates International (3/1993) and Admissions Sports Consulting, (3/06-3/07 and 8/08-Current).   In addition, Nichols was associated with the Major Indoor Lacrosse League, (1/91- 12/91) and Broomfield Sports and Entertainment, where he operated the Rocky Mountain Rage (Central Hockey League) and the NBADL Colorado 14ers, (4/07-8-08).

William G. Lyons. Mr. Lyons serves as our contract Chief Marketing Officer since February 2020. Mr. Lyons was a member of the Board of Directors since February 2020 and on June 22, 2020, resigned his position effective August 1, 2020. Mr. Lyons is a seasoned marketing, branding and relationship building strategist with over 35 years of experience creating and developing marketing campaigns, building successful celebrity/corporate relationships and events that drive companies’ profitability and vision. Since 2018, Mr. Lyons has been the Founder and Principal of BDB Entertainment Group, Inc., a broadcast production, and packaging company operating in the live sports and entertainment sectors. Additionally, since 1998, Mr. Lyons has been the President and Chief Strategist of William Lyons Associates, Inc., a boutique sponsorship sales, marketing and activation agency servicing the NASCAR, ARCA, NHRA and IRL motorsports communities. Previously, Mr. Lyons was Founder and President of Confidential Check Services, a personal services company catering to professional athletes in the NBA, NFL, MLB, PGA, LPGA, and NASCAR.

Michael McCarthy.  Mr. McCarthy serves as our Senior Vice President of Football Operations since February 2022. With over 45 years of experience in the sports industry, Mr. McCarthy has a proven track record of managing professional football teams in both Canada and the United States.  His success in football operations has been based on a combination of having the ability to evaluate and select championship talent and build relationships with the head coach and assistants. Mr. McCarthy pays attention to detail, understands business plans and executes within budget.

Kevin McLenithan.  Mr. McLenithan serves as both the Vice President of Sales & Marketing as well as Investor Relations since February 2022.  Previously, Mr. McLenithan was an Associate Vice President with Morgan Stanley from April 2011 to April 2019.  Prior to that he was a Supply Officer with the rank of Lieutenant Commander in the U.S. Navy.  He was commissioned from the United States Naval Academy in 2000, graduating with a BS in Economics.  Mr. McLenithan served from August 2000 served until February of 2014 in both active and reserve capacities.

Steve Videtich.  Mr. Videtich serves as our Vice President of Team Interface since February 2022. With over 25 years in pro football, Steve brings a unique skill set to the Company as he has been a player, coach, and general manager. Mr. Videtich has experience at both the Team and League levels and understands the challenges of starting from scratch and growing a professional sports organization. After graduating and finishing his college career at North Carolina State University, Steve found his way to the Arena Football League where he would enjoy an outstanding career from 1996-2008, highlighted by two Kicker of the Year Awards. During this time, he found his passion with the business aspects of sports. Spending his off seasons working with teams in the AFL and MLS as well as the AFL League Offices in New York City, Steve grew his knowledge and understanding of sports business. After retiring from playing, Mr. Videtich was named the general manager of the Utah Blaze in 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the exception of six new officers that did not file required Form 3 filings until June 14, 2022, which were not considered timely filed.

Audit Committee

The Company does not have a separately designated standing audit committee in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the SEC. At this time, the Company plans that the entire Board of Directors will actively participate in the audit process. The Company will continue to evaluate, from time to time, whether it should appoint a standing audit committee.

Nominating Committee

The Company currently has no standing nominating committee or committee performing similar functions. At this time, the Company plans that the entire Board of Directors will actively participate in the consideration of directors to serve on our Board. The Company will continue to evaluate, from time to time, whether it should appoint a standing nominating committee.

Code of Business Conduct

The Company has not adopted a Code of Business Conduct that would also apply to its principle executive officer and principal financial officer.  We plan in the future to adopt a Code of Business Conduct and at that time, it will be available on the Company’s website at www.mlfb.com and upon written request to the Company mailed to the Company’s principal office, the Company shall provide to any person without charge a copy of our Code of Business Conduct, when available.

Item 11. Executive Compensation of Directors and Officers.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and directors for the fiscal years ended April 30, 2022 and April 30, 2021.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Frank Murtha	2022	16,827	0	62,500	31,250	131,500	242,077
President, CEO and Director (1) (2)	2021	0	0	0	0	154,000	154,000

Gregory Campbell	2022	25,385	0	0	0	1,500	26,885
Chief Financial Officer (4)	2021	0	0	0	0	0	0

Britt Jennings	2022	0	0	0	0	0	0
Director (2)	2021	0	0	0	0	0	0

John JJ Coyne	2022	14,423	0	31,250	18,750	14,482	78,905
Executive Vice President and Director (5)	2021	0	0	0	0	0	0

Richard Nichols	2022	14,423	0	18,750	6,250	0	39,423
Chief Operating Officer (6) (11)	2021	0	0	0	0	0	0

Willian J. Lyons	2022	14,423	0	3,125	3,125	0	20,673
Chief Marketing Officer (2) (7)	2021	0	0	0	0	0	0

Michael McCarthy	2022	14,423	0	18,750	6,250	1,000	40,423
Senior Vice President of Football Operations (8)	2021	0	0	0	0	0	0

Kevin McLenithan	2022	12,019	0	5,625	6,250	4,667	28,561
Vice President of Sales, Marketing and IR (9)	2021	0	0	0	0	0	0

Steve Videtich	2022	12,019	0	9,375	6,250	0	27,644
Vice President of Team Interface	2021	0	0	0	0	0	0

1.

Mr. Murtha compensation for 2022 is (1) $16,827 salary from February 28, 2022 to April 30, 2022 as the CEO and President of the Company (2) $100,000 for a consulting agreement effective May 1, 2021 through February 1, 2022 as the Contract CEO and President of the Company, (3) $62,500 of stock grant compensation, (4) $31,250 of  warrant grant compensation and (5) $31,500 for home office expenses reimbursed by the Company.  Compensation for 2021 is (3) $120,000 for a consulting agreement effective May 1, 2020 as the Contract President and CEO of the Company, that provides $10,000 monthly for services provided and (2) $34,000 for home office expenses reimbursed by the Company.

2.	Mr. Murtha became the sole Board member of the Company on February 18, 2020. Mr. Coyne, Mr. Lyons, and Mr. Jennings were appointed to the Board of Directors on February 20, 2020.
3.	On June 22, 2020, Mr. Lyons resigned his position with the Board of Directors, effective August 1, 2020.

32

4.

Mr. Campbell was appointed as the Chief Financial Officer of the Company on February 1, 2022 and his compensation for 2022 is (1) $25,385 of salary for which $10,962 is accrued and unpaid and (2) $1,500 of consulting fees.

5.

Mr. Coyne compensation for 2022 is (1) $14,423 salary from February 28, 2022 to April 30, 2022 as the Executive Vice President of the Company (2) $31,250 of stock grant compensation, (3) $18,750 of  warrant grant compensation and (4) $14,482 of consulting fees.

6.

Mr. Nichols compensation for 2022 is (1) $14,423 salary from February 28, 2022 to April 30, 2022 as the Chief Operating Officer of the Company (2) $18,750 of stock grant compensation and (3) $6,250 of  warrant grant compensation.

7.

Mr. Lyons compensation for 2022 is (1) $14,423 salary from February 28, 2022 to April 30, 2022 as the Chief Marketing Officer of the Company (2) $3,125 of stock grant compensation and (3) $3,125 of  warrant grant compensation.

8.

Mr. McCarthy compensation for 2022 is (1) $14,423 salary from February 28, 2022 to April 30, 2022 as the Senior Vice President of Football Operations of the Company (2) $18,750 of stock grant compensation, (3) $6,250 of  warrant grant compensation and $1,000 of consulting fees.

9.

Mr. McLenithan compensation for 2022 is (1) $12,019 salary from February 28, 2022 to April 30, 2022 as the  Vice President of Sales, Marketing and Investor Relations of the Company (2) $5,625 of stock grant compensation, (3) $6,250 of  warrant grant compensation and $4,667 of consulting fees.

10.

Mr. Videtich compensation for 2022 is (1) $12,019 salary from February 28, 2022 to April 30, 2022 as the  Vice President of Team Interface of the Company (2) $9,375 of stock grant compensation and (3) $6,250 of  warrant grant compensation.

11.	On July 2, 2022, Mr. Nichols resigned his position as Chief Operating Officer of the Company.

At no time during fiscal years 2022 and 2021 were any outstanding options otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718.

The table below summarizes all outstanding equity awards for our named executive officers as of April 30, 2022, our latest fiscal year end.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Frank J. Murtha	1,200,000	0	0	0.05	07/14/2024	0	0	0	0
President and Chief Executive Officer	2,500,000	0	0	0.07	01/31/2024	0	0	0	0

Gregory Campbell	0	0	0	0	0	0	0	0	0
Chief Financial Officer

John JJ Coyne	1,500,000	0	0	0.07	01/31/2024	0	0	0	0
Executive Vice President

Richard Nichols
Chief Operating Officer (1)	500,000	0	0	0.07	01/31/2024	0	0	0	0

Michael McCarthy
Senior Vice President of Football Operations	500,000	0	0	0.07	01/31/2024	0	0	0	0

Kevin McLenithan
Vice President of Sales, Marketing and Investor Relations	500,000	0	0	0.07	01/31/2024	0	0	0	0

Steve Videtich
Vice President of Team Interface	500,000	0	0	0.07	01/31/2024	0	0	0	0

(1) On July 2, 2022, Mr. Nichols resigned his position as Chief Operating Officer of the Company.

Compensation of Directors

There was no compensation of directors or expenses reimbursed for the fiscal year ending April 30, 2022.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Frank J. Murtha	$0	0	0	0	0	0	$0
John JJ Coyne	$0	0	0	0	0	0	$0
Britt Jennings	$0	0	0	0	0	0	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 29, 2022, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock. The address of each person in the table is c/o Major League Football, Inc., 15515 Lemon Fish Drive, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1) (2)
Britt Jennings (1) (2) (3)	37,900,000	6.3%

35

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

(2)	Percentages are based on 603,029,492 shares outstanding on July 29, 2022. The table excludes shares underlying: (i) options and warrants to purchase shares under any plan.

(3)	Includes 4,400,000 shares in the name of Mr. Jennings child that lives in same household and for which Mr. Jennings spouse is the custodian.

Security Ownership of Management

The following table sets forth, as of July 29, 2022,  the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group. The address of each person in the table is c/o Major League Football, Inc., 15515 Lemon Fish Drive, Lakewood Ranch, Florida, 34202.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class Owned (1)(2)
Frank Murtha, President, Chief Executive Officer and Director (3)	6,234,580	1.0%
Gregory Campbell, Chief Financial Officer	0	0.0%
John JJ Coyne, Executive Vice President and Director	2,520,000	0.4%
William G. Lyons, Chief Marketing Officer (5)	250,000	0.0%
Britt Jennings, Director (4)	37,900,000	6.3%
Richard Nichols, Chief Operating Officer (6)	1,500,000	0.3%
Michael McCarthy, Senior Vice President of Football Operations	1,515,000	0.3%
Kevin McLenithan, Vice President of Sales, Marketing and Investor Relations	450,000	0.1%
Steve Videtich, Vice President of Team Interface	765,000	0.1%
All executive officers and directors as a group (10 persons)	51,134,580	8.5%

(1)

This table is based on information supplied by the Company’s Transfer Agent. On that basis, the Company believes that each of the stockholders named in this table has sole voting and dispositive power with respect to the shares indicated as beneficially owned and except as otherwise indicated in the footnotes to this table.

(2)

Applicable percentages are based on 603,029,492 shares outstanding on July 29, 2022. Does not include shares underlying: (i) options to purchase shares of our common stock under any employee stock plan; and (ii) outstanding warrants to purchase shares of our common stock.

(3)

Includes 4,880 shares held by Mr. Murtha’s ex-wife and 800 shares held by relatives of Mr. Murtha. Mr. Murtha disclaims beneficial ownership of these shares because he does not have voting and investment power.

(4)	Includes 4,400,000 shares in the name of Mr. Jennings child that lives in same household and for which Mr. Jennings spouse is the custodian.

(5)	Mr. Lyons resigned his position with the Board of Directors on June 22, 2020, effective on August 1, 2020.

(6)	On July 2, 2022, Mr. Nichols resigned his position as Chief Operating Officer of the Company.

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

Effective December 31, 2020, the Master Agreement was changed to reflect a different entity controlled by Chief Marketing Officer, William Lyons Associates, Inc., and has a term through July 31, 2022, by virtue of an extension.  The Master Agree provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by July 31, 2022, by virtue of an extension.

At April 30, 2022 and 2021, the Company has recorded $210,868 and $177,868, respectively of accounts payable – related parties for Company related expenses. The April 30, 2022, balance of $210,868 is comprised of (1) $199,500 owed to the President, CEO, and member of the Board of Directors for payments made on behalf of the Company, (2) $10,961 owed to the Chief Financial Officer of the Company, (3) $336 owed to the Senior Vice President of Football Operations and (4) $71 owed to the Vice President of Team Interface.

The $199,500 owed to the President, CEO and member of the Board of Directors includes $161,200 of expenses related to a consulting agreement with the Company, $36,800 of expenses related to an office in home and $1,500 of advances made to the Company. The $10,962 owed to the Chief Financial Officer of the Company is for the accrual of unpaid payroll from February 1, 2022, to February 25, 2022.  The $336 owed to the Senior Vice President of Football Operations and $71 owed to the Vice President of Team Interface are for accrued and unpaid expenses paid on behalf of the Company.

On March 5, 2020, and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both due and payable on September 30, 2022, by virtue of an extension. For the years ended April 30, 2022, and 2021, the Company recorded $5,500 and $4,645 of interest expense in the accompanying Statements of Operations and at April 30, 2022 and 2021, the Company has recorded $10,529 and $5,029 of accrued interest, related party in the accompanying Balance Sheets.

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

	2022	2021

Audit Fees (1)	$51,287	$48,261
Audit-Related Fees (2)	4,837	-
Tax Fees	-	-
All Other Fees	-	-
Total Accounting fees and Services	$56,124	$48,261

_______

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q.

(2)	Audit-Related Fees. These are fees for audit related consulting relating to registration statements.

The Board of Directors has adopted a procedure for the President and Chief Executive Officer to obtain pre-approval of all fees charged by our independent registered public accounting firm. Under this procedure, the President and Chief Executive Officer solely approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the President and Chief Executive Officer.

Audit Committee Pre-Approval Policies

As there is no existing Audit Committee for the Company, the Contract President and Chief Executive Officer pre-approves all work done by the Company’s outside independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) The following financial statements are filed as part of this Form 10-K Report:

•	Balance Sheets as of April 30, 2022, and April 30, 2021
•	Statements of Operations for the years ended April 30, 2022 and April 30, 2021
•	Statements of Changes in Stockholders’ Deficit for the years ended April 30, 2022 and 2021
•	Statements of Cash Flows for the years ended April 30, 2022 and 2021
•	Notes to Financial Statements

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

Major League Football, Inc.
(Registrant)

Date: July 29, 2022	By:	/s/ Francis J. Murtha
Francis J. Murtha
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 29, 2022	By:	/s/ Gregory F. Campbell
Greg J. Campbell
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2022	By:	/s/ John Coyne
John Coyne
Executive Vice President and Director

Date: July 29, 2022	By:	/s/ Britt Jennings
Britt Jennings
Director

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

APRIL 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Major League Football, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Major League Football, Inc. (the “Company”) as of April 30, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $1,669,699 and net cash used in operating activities of $780,693 for the fiscal year ended April 30, 2022. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $4,186,155, $3,658,915, and $30,662,481 respectively, at April 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 1 “Fair Value of Financial Instruments” to the financial statements, the Company recorded derivative transactions in prior years which had current year operating effects that resulted primarily in a net derivative gain from the change in fair value of conversion option liability of $10,995 and derivative liabilities of $197,508 at April 30, 2022.

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

Boca Raton, Florida

July 29, 2022

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	April 30, 2022	April 30, 2021

ASSETS
CURRENT ASSETS
Cash	$673,181	$19,778
Accounts receivable	3,802	-
Prepaid fees	668	-
Prepaid consulting - related party	52,500	52,500
TOTAL CURRENT ASSETS	730,151	72,278

PROPERTY AND EQUIPMENT
Football equipment	507,133	46,223
Office equipment	11,000	11,000
TOTAL PROPERTY AND EQUIPMENT	518,133	57,223

OTHER ASSETS
Trademarks	2,500	2,000
Security deposits	6,607	11,607
TOTAL OTHER ASSETS	9,107	13,607

TOTAL ASSETS	$1,257,391	$143,108

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,740,655	$1,641,838
Accounts payable - related parties	210,868	177,868
Accrued former officer compensation	740,000	740,000
Accrued expenses	367,756	338,251
Accrued payroll	25,726	-
Deferred revenue	3,802	-
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $32,129 and $54,942 debt discounts and premiums	269,112	351,595
Convertible secured promissory notes, net of $462,468 and $53,333 debt discounts and put premiums	429,385	133,333
Conversion option liability	197,508	208,503
Notes payable	357,300	332,300
Notes payable, related party	55,000	55,000
Accrued former officer payroll taxes	37,111	37,111
Accrued interest	361,400	261,289
Accrued interest - related party	10,529	5,029

TOTAL CURRENT LIABILITIES	4,916,306	4,392,271

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 950,000,000 shares authorized:
527,327,424 and 419,562,102 shares issued and 525,827,424 and 418,062,102
shares outstanding at April 30, 2022 and April 30, 2021, respectively	525,827	418,062
Common stock issuable; 0 and 40,000 shares at April 30, 2022 and April 30, 2021, respectively	-	40
Additional paid-in capital	26,477,739	24,325,517
Accumulated deficit	(30,662,481)	(28,992,782)

TOTAL STOCKHOLDERS' DEFICIT	(3,658,915)	(4,249,163)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,257,391	$143,108

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	April 30, 2022	April 30, 2021

Operating Expenses
Professional fees	$413,544	$246,560
Compensation	570,960	-
Rent	128,368	112,830
Write off of stadium lease deposit	5,000	-
General and administrative	57,977	26,796
Total Operating Expenses	1,175,849	386,186

Operating Loss	(1,175,849)	(386,186)

Other Income (Expense)
Tax penalties and interest	(26,917)	(21,616)
Interest expense	(421,178)	(179,586)
Settlement expense	(55,000)	-
Other expense	-	(3,750)
Late fee expense	(1,750)	-
Gain from change in fair value of conversion option liability	10,995	405,757
Total Other Income (Expense), net	(493,850)	200,805

Net Loss	$(1,669,699)	$(185,381)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares - Basic and Diluted	455,379,806	359,329,604

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at April 30, 2020	151,859,858	$151,860	-	$-	$24,065,032	$(28,807,401)	$(4,590,509)

Conversion of convertible secured promissory note	21,820,000	21,820	-	-	8,180	-	30,000
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	12,039	-	12,039
Conversion of convertible unsecured promissory notes and accrued interest	199,928,912	199,929	-	-	(28,852)	-	171,077
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	144,816	-	144,816
Conversion of accrued interest on convertible secured promissory note	15,000,000	15,000	-	-	13,500	-	28,500
Reduction in fair value of conversion option liability for conversion of promissory notes	-	-	-	-	30,795	-	30,795
Issuance of common stock - $0.004 per share	100,000	100	-	-	300	-	400
Issuance of common stock - $0.002 per share	27,900,000	27,900	-	-	27,900	-	55,800
Issuance of common stock - $0.025 per share	260,000	260	-	-	6,240	-	6,500
Common stock issuable - $0.025 per share	-	-	40,000	40	960	-	1,000
Issuance of common stock - $0.03 per share	193,332	193	-	-	5,607		5,800
Issuance of common stock - $0.04 per share	1,000,000	1,000	-	-	39,000	-	40,000
Net loss, year ended April 30, 2021	-	-	-	-	-	(185,381)	(185,381)

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)

Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services	15,300,000	15,300	-	-	175,950	-	191,250
Sale of common stock - $0.021 per share, net of offering costs	55,119,047	55,119	-	-	1,096,207	-	1,151,326
Issuance of warrants to consultants for services	-	-	-	-	98,781	-	98,781
Conversion of convertible unsecured promissory notes	33,807,304	33,807	-	-	181,861	-	215,668
Conversion of convertible secured promissory note	3,498,971	3,499	-	-	9,699	-	13,198
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	42,132	-	42,132
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	-	-	123,715	-	123,715
Issuance of warrants with convertible secured promissory note	-	-	-	-	423,877	-	423,877
Net loss, year ended April 30, 2022	-	-	-	-	-	(1,669,699)	(1,669,699)

Balance at April 30, 2022	525,827,424	$525,827	-	$-	$26,477,739	$(30,662,481)	$(3,658,915)

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended,
	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,669,699)	$(185,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	12,954	4,010
Amortization of debt discount on convertible secured promissory notes	135,579	-
Issuance of common stock to consultants for services	191,250	-
Issuance of warrants to consultants for services	98,781	-
Settlement expense	55,000	-
Late fee on convertible promissory note in default	1,750	-
Conversion fees on convertible unsecured promissory notes	-	3,750
Write off of stadium lease deposit	5,000	-
Accretion of put premium liability	96,948	51,692
Gain from change in fair value of conversion option liability	(10,995)	(405,757)
Changes in operating assets and liabilities:
Prepaid fees	(668)	-
Deposits	-	(90)
Accounts payable	98,817	90,438
Accounts payable - related parties	33,000	109,250
Accrued expenses	27,755	21,565
Accrued payroll	25,726	-
Accrued interest	112,609	92,360
Accrued interest - related party	5,500	4,645
Net cash used in operating activities	(780,693)	(213,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of football equipment	(460,910)	-
Trademark filing fees	(500)	-
Net cash used in investing activities	(461,410)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	147,000	90,000
Proceeds from issuance of convertible secured promissory notes, net of issue costs	874,680	-
Proceeds from issuance of note payable - related party	-	30,000
Repayment of note payable	(30,000)	-
Repayment of convertible secured promissory note	(235,000)	-
Repayment of convertible unsecured promissory note	(12,500)	-
Proceeds from common stock issuable	-	1,000
Proceeds from sale of common stock, net of offering costs	1,151,326	108,500
Net cash provided by financing activities	1,895,506	229,500

NET INCREASE IN CASH	653,403	15,982
CASH - BEGINNING OF YEAR	19,778	3,796
CASH - END OF YEAR	$673,181	$19,778

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended,
	April 30, 2022	April 30, 2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion and payment of promissory notes	$165,847	$156,855
Reduction in fair value of conversion option liability for conversion of promissory note	$-	$30,795
Conversion of convertible secured promissory note	$13,198	$30,000
Conversion of convertible unsecured promissory notes	$203,170	$147,613
Conversion of accrued interest on convertible secured promissory notes	$-	$28,500
Conversion of accrued interest on convertible unsecured promissory notes	$12,498	$19,714
Discounts related to convertible promissory notes	$194,320	$6,000
Fair value of warrants issued with secured convertible promissory notes	$423,877	$-
Reclass of note payable – related party to note payable	$-	$2,300

The accompanying notes are an integral part of these financial statements.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

MLFB has recently hired several well-known and experienced employees, coaches, scouts, and trainers as well as individuals looking to improve their skills in these areas. We believe this will provide MLFB with the recognition and credibility to demonstrate the viability of our economic model as well as the market’s desire for spring/summer football.   The Company recently announced the cities of Mobile, Alabama, Little Rock, Arkansas, Canton, Ohio and Virginia Beach, Virginia as home markets for its inaugural season which will begin August 9, 2022. Additionally, the Company has executed leases with these cities.  The Company plans to have several games this summer/fall that allows the Company to build towards a full football season in the Spring of 2023, providing MLFB as America’s home for professional spring football.

MLFB plans to serve as a pipeline to develop players, coaches, officials, scouts, trainers, and all other areas of the game that the NFL needs today. We will also give NFL representatives the opportunity to view our team practices, game footage, practice tapes and confer with league coaches, team officials and staff. We believe this will provide our league with recognition and demonstrate our economic model and the market’s desire for spring/summer football.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a net loss of $1,669,699 and $185,381 for the years ended April 30, 2022 and 2021, respectively. Additionally, the Company had net cash used in operating activities of $780,693 and $213,518 for the years ended April 30, 2022 and 2021, respectively. At April 30, 2022, the Company has a working capital deficit of $4,186,155, an accumulated deficit of $30,662,481 and a stockholders’ deficit of $3,658,915, which could have a material impact on the Company’s financial condition and operations. At April 30, 2022, the Company does not have sufficient cash resources or current assets to pay its obligations.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.  Effective February 8, 2022, the Company’s  Form 1-A Regulation A Offering Statement was qualified by the Securities and Exchange Commission (“SEC”) for the sale of up to 125,000,000 shares of our $0.001 par value common stock at an initial price of $0.021 per share or up to $2,6250,000 of gross proceeds. The price was subsequently amended to reduce the price to $0.0168 per share. There is no minimum number of shares of common stock that must be sold in the offering and the net proceeds from this offering are being utilized to assist in funding our summer 2022 football season including equipment purchases and stadium deposits, general and administrative expenses and provide working capital for the Company.

Through the date of this Form 10-K, the Company had received $1,747,300 of gross proceeds from the sale of 86,180,949 shares of our $0.001 par value common stock. Included in the above amount are $40,000 of gross proceeds from the sale of 1,904,761 shares of our common stock that have not been processed by the transfer agent due to technical document issues. In the event we do not obtain the entire offering amount, we may attempt to obtain additional funds through private offerings of our securities or by borrowing funds.

Additionally, Effective May 6, 2022, the Company signed an Equity Line Purchase Agreement (“Agreement”) whereby subject to the terms and conditions set forth in this Agreement, the Company will sell to the Investor up to Ten Million Dollars ($10,000,000) or Four Hundred Million (400,000,000) shares of registered common stock, $0.001 par value per share.  See Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

Cash and Cash Equivalents

For the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 30, 2022 and 2021.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of April 30, 2022). At April 30, 2022, our deposit accounts did exceed insured amounts accounts in the amount of approximately $425,000. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which are deposits are held.

Property and Equipment

The Company has $518,133 and $57,223 of football and office equipment at April 30, 2022 and 2021, respectively. On April 22, 2022, the Company purchased $450,000 of football equipment under an option related to a $30,000 note payable. The football equipment is held in storage to be utilized in future planned league operations. Additionally, the Company purchased $10,910 of football equipment on April 29, 2022.  For financial accounting purposes, depreciation for the football and office equipment will be computed by the straight-line method over an estimated useful life of 1 to 7 years. There was no depreciation expense for the years ended April 30, 2022 or 2021, respectively, because the football and office equipment is held in storage and has not been put into use as football league operations have not commenced.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

YEARS ENDED APRIL 30, 2022 AND 2021

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

Assets and liabilities measured at fair value on a recurring basis and the carrying value consist of the following at April 30, 2022 and 2021:

	April 30,	Fair Value Measurements at April 30, 2022
	2022	Level 1	Level 2	Level 3
Conversion option liability	$197,508	$-	$-	$197,508

	April 30,	Fair Value Measurements at April 30, 2021
	2021	Level 1	Level 2	Level 3
Conversion option liability	$208,503	$-	$-	$208,503

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a summary of activity of Level 3 assets and liabilities for the years ended April 30, 2022 and 2021:

Embedded Conversion Option Liability
Balance – April 30, 2021	$208,503
Gain from change in the fair value of conversion option liability	(10,995)
Balance – April 30, 2022	$197,508

Embedded Conversion Option Liability
Balance – April 30, 2020	$645,055
Reduction in fair value of conversion option liability for conversion of promissory note	(30,795)
Gain from change in the fair value of conversion option liability	(405,757)
Balance – April 30, 2021	$208,503

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

League Tryout Camps

The Company will recognize league tryout camp revenue on the dates that the tryout camps are held. There were no tryout camps held by the Company during the years ended April 30, 2022 or 2021, respectively.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions, as applicable. The Company football operations had not commenced as of April 30, 2022.  The Company commenced the selling of on-line digital media merchandise through a third party drop shipper on April 29, 2022 and customers sent cash for certain items that were not shipped until May 2022.  The Company recorded $3,802 of accounts receivable with an offset to deferred revenue at April 30, 2022. Subsequently, when the drop shipper ships the item to the customer, the Company, will recognize revenue and cost of goods sold.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At April 30, 2022 and April 30, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

YEARS ENDED APRIL 30, 2022 AND 2021

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

Securities that could potentially dilute earnings per share in the future at April 30, are as follows:

	2022	2021
Warrants to purchase common stock	62,970,000	1,500,000
Options to purchase common stock	1,200,000	1,200,000
Conversion of convertible unsecured promissory notes	20,782,211	21,110,215
Conversion of convertible secured promissory notes	11,586,275	14,130,497
Total	96,538,486	37,940,712

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

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In July 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires a timelier recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard is not expected to result in a material impact to the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contracts Assets and Contract Liabilities from Contracts with Customers, which requires companies to apply Accounting Standard Codification (“ASC”) 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date. This new guidance creates an exception to the general recognition and measurement principle noted in ASC 805, Business Combinations, which requires the acquirer in a business combination to recognize and measure the assets acquired at fair value at the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods, for all public business entities. Early adoption is permitted, including adoption in an interim period. ASU 2021-08 should be applied prospectively; however, an entity that elects to early adopt in an interim period should apply the amendments to all business combinations that occurred during the fiscal year that includes that interim period. The Company believes that the adoption of this new accounting guidance will not have a material impact on its financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on the Company’s consolidated financial statements and related disclosures.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 2 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	April 30, 2022	April 30, 2021
Penalties and interest - unpaid state income tax	$283,983	$261,087
Unpaid federal income tax	1,764	1,764
Legal settlement (See Note 8 – Commitments and Contingencies)	70,000	70,000
Accrued payroll tax	839	-
Accrued penalties for failure to file federal tax returns	4,020	-
Late charges on unpaid promissory note	7,150	5,400
Total Accrued Expenses	$367,756	$338,251

NOTE 3 – DEBT

	April 30, 2022	April 30, 2021
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand. In Default	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	5,000	30,000
Jul. 31, 2021. Interest at 10% and principal and interest due Sep. 30, 2022	50,000	-
Total Notes Payable	$357,300	$332,300

At April 30, 2022 and April 30, 2021, the Company has recorded $357,300 and $332,300 of Notes Payable, respectively. The $357,300 of Notes Payable at April 30, 2022 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from no interest to 8% annually.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

Included in the $232,300 balance are the following in default at April 30, 2022 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company did not pay and as a result, recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at April 30, 2022 and April 30, 2021 and (2) a $35,000 Note Payable dated August 4, 2016, for which the lender requested payment, and the Company did not pay and as a result, recorded a $1,750 late fee that is included in other income (expense) in the accompanying Statement of Operations for the year ended April 30, 2022 and is included as accrued expenses in the accompanying Balance Sheet at April 30, 2022.

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at April 30, 2022 and April 30, 2021. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At April 30, 2022, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date and no extension has been received. The lender provided the Company with an option to purchase football equipment that was stored at a warehouse in Texas and the Company paid the rent for the warehouse.  On April 21, 2022, the Company and the lender executed a settlement agreement for the Company to pay the lender $475,000 which represented (1) the purchase of the football equipment in Texas for $450,000 and (2) to repay $25,000 of the note payable principal resulting in an outstanding balance of $5,000 at April 30, 2022.  The Company owed the lender for other convertible debt besides this note payable and offered the Company to pay all off all of the debt and accrued interest with a $215,260 payment within thirty days of the settlement date or the lender would retain all rights to convert the outstanding amounts into Company common stock.  The Company did not make this payment and the lender retains all rights under the original terms.

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest are payable on July 31, 2022. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company in the period ended July 31, 2021. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the accompanying Statement of Operations for the year ended April 30, 2022. On April 11, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $50,000 at April 30, 2022.

For the years ended April 30, 2022 and 2021, the Company recorded $39,178 and $35,069 of interest expense for Notes Payable in the accompanying Statements of Operations and at April 30, 2022 and April 30, 2021, the Company has recorded $139,995 and $100,817, respectively related to Notes Payable as accrued interest in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (Continued)

	April 30, 2022	April 30, 2021
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due September 30, 2022	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due September 30, 2022	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on September 30, 2022, by virtue of an extension. See Note 8 – Related Parties.

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on September 30, 2022, by virtue of an extension. See Note 8 – Related Parties.

For the years ended April 30, 2022 and 2021, the Company recorded $5,500 and $4,645 of interest expense in the accompanying Statements of Operations and at April 30, 2022 and April 30, 2021, the Company has recorded $10,529 and $5,029 of accrued interest, related party in the accompanying Balance Sheets.

	April 30, 2022	April 30, 2021
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$37,500	$50,000

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	6,000	12,170

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

February 3, 2021, Interest at 10% - principal and interest due February 3, 2022	-	55,000

March 17, 2021, Interest at 10% - principal and interest due March 17, 2022	-	41,000

January 4, 2022, Interest at 8% - principal and interest due January 4, 2023	55,000	-

Plus: put premium	34,175	60,942

Less: debt discount	(2,046)	(6,000)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$269,112	$351,595

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (Continued)

In April 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. From March 4, 2022 to April 8, 2022, the Company repaid $12,500 of principal resulting in an outstanding principal balance of $37,500 at April 30, 2022.  The unsecured convertible promissory note is in default at April 30, 2022 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 175,127 shares of common stock at April 30, 2022.

Interest expense recorded in the accompanying Statements of Operations by the Company for the years ended April 30, 2022 and 2021 was $2,415 and $2,500, respectively. At April 30, 2022 and 2021, the Company has recorded $15,038 and $12,263 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – May 2, 2019

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note (First Note”) with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The First Note is exchangeable for an equal principal amount of notes of different denominations, as requested by the lender surrounding the same. The First Note was due and payable on August 2, 2020, by virtue of a signed extension. At April 30, 2022, the First Note is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (Continued)

Previously, the lender converted $87,830 of the principal balance of the First Note resulting in a balance of $12,170 at April 30, 2021.  As a result of the partial conversions, the Company previously reclassified $57,417 of the put premium liability as an offset to Additional Paid in Capital and the put premium liability balance was $9,250 at April 30, 2021.  On January 13, 2022, the lender elected to convert $6,170 of principal and $2,648 of accrued interest into 1,348,348 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the First Note is $6,000 at April 30, 2022.  As a result of the conversion, the Company reclassified $4,690 of the put premium liability as an offset to additional paid in capital and the put premium balance is $4,560 at April 30, 2022.

On January 25, 2021, the lender requested a $6,000 conversion of the principal and $1,183 of accrued interest into 4,057,954 shares of the Company’s common stock. However, at that time, the Company did not have sufficient shares to be issued for the conversion. In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. The lender provided a waiver, and no penalty was recorded by the Company. The lender has several available remedies including calling the principal amount and accrued interest due and payable immediately.  However, the Company and the lender reached a settlement in May 2022 related to the matter - see Note 9 – Subsequent Events.

Interest expense recorded in the accompanying Statements of Operations by the Company for the years ended April 30, 2022 and 2021 was $1,079 and $1,709, respectively. At April 30, 2022 and 2021, the Company has recorded $1,221 (net of $2,648 converted) and $2,790 (net of $4,248 converted) of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – May 8, 2019

On May 8, 2019, the Company signed a Securities Purchase Agreement (“SPA”) with an Investor that provides for the issuance of a 12% convertible promissory note in the principal amount of $150,000. In connection with the issuance of the promissory note, the Company issued a common stock purchase warrant to purchase 1,500,000 shares of the Company common stock as a commitment fee to the Investor. The warrant has an exercise price of $0.10 per share and a term of three years through May 8, 2022.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

The Company evaluated the warrant and determined that there was no embedded conversion feature as the warrant contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro-rata distributions. The Company calculated the relative fair value between the note and the warrant on the issue date utilizing the Black Scholes Pricing Model for the warrant. As a result, the Company allocated $24,960 to the warrant and recorded as debt discount with an offset to additional paid in capital. The warrant calculation used the following assumptions: stock price $0.02, warrant exercise price $0.10, expected term of 3 years, expected volatility of 383% and discount rate of 2.38%. As a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022, this triggered down round protection of the warrant exercise price along with the quantity of warrants.  The Company evaluated the change in the warrant values in accordance with ASU 2017-11 and determined that the impact was immaterial. The warrants expired in May 2022 unexercised.

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at April 30, 2022 and 2021 with interest accrued at the default rate of 24%.However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

Through April 30, 2021, the lender had previously converted $11,517 of the principal balance of the promissory note resulting in a balance of $138,483.

The Company has performed a periodic revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the previous conversion dates and performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2022, that resulted in an estimated conversion option liability of $197,508 and $208,503 at April 30, 2021. The Company has recorded a total gain of $10,995 and $405,757 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statements of Operations for the years ended April 30, 2022 and 2021, respectively.

For the revaluation at April 30, 2022, it was estimated with the following assumptions: stock price $0.023, conversion price $0.0125, expected term of 0.25 years, expected volatility of 180% and discount rate of 0.83%.

For the revaluation April 30, 2021, it was estimated with the following assumptions: stock price $0.023, conversion price $0.0131, expected term of 0.25 years, expected volatility of 247% and discount rate of 1%.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

Interest expense recorded in the accompanying Statements of Operations by the Company for the years ended April 30, 2022 and 2021 was $33,698 and $33,975, respectively. At April 30, 2022 and 2021, the Company has recorded $62,474 and $28,776 of accrued interest, respectively in the accompanying Balance Sheets.

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

From August 4, 2021, through August 10, 2021, the lender elected to convert the entire $55,000 of principal and $2,750 of accrued interest into 11,105,164 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,537 was amortized to interest expense in the accompanying Statement of Operations for the year ended April 30, 2022. Additionally, the put premium liability of $29,615 was reclassified as an offset to additional paid in capital in the balance sheet effective August 10, 2021, the date of the final conversion.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $1,454.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – March 17, 2021

On March 17, 2021, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $41,000, convertible into shares of common stock of the Company. The Company received $38,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note was due in one (1) year from the date of issuance or March 17, 2022.

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

From September 17, 2021, through September 27, 2021, the lender elected to convert the entire $41,000 of principal and $2,050 of accrued interest into 4,659,872 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,882 was amortized to interest expense in the accompanying Statement of Operations for the year ended April 30, 2022. Additionally, the put premium liability of $22,077 was reclassified as an offset to additional paid in capital in the balance sheet effective September 27, 2021, with the final conversion.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $1,549.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

On November 4, 2021, the lender elected to convert the entire $48,000 of principal and $2,400 of accrued interest into 7,098,592 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,513 was amortized to interest expense in the accompanying Statement of Operations for the year ended April 30, 2022. Additionally, the put premium liability of $32,000 was reclassified as an offset to additional paid in capital in the balance sheet effective November 4, 2021, with the conversion.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $2,400.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – June 7, 2021

On June 7, 2021, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $53,000, convertible into shares of common stock of the Company. The Company received $50,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent( 22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or June 7, 2022.

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

On December 9, 2021, the lender elected to convert the entire $53,000 of principal and $2,650 of accrued interest into 9,594,828 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock. As a result of the conversion of the entire principal balance, the remaining debt discount balance of $1,800 was amortized to interest expense in the accompanying Statement of Operations for the year ended April 30, 2022. Additionally, the put premium liability of $35,333 was reclassified as an offset to additional paid in capital in the balance sheet effective December 9, 2021, with the conversion.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $2,650.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – January 4, 2022

On January 4, 2022, the Company signed an SPA with an investor that provides for the issuance of an 8% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent( 22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or January 4, 2023.

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

On January 4, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the year ended April 30, 2022, the Company recorded $954 for the amortization of the debt discounts to interest expense and the debt discount balance was $2,046 at April 30, 2022.

Interest expense and accrued interest recorded in the accompanying Financial Statements by the Company for the year ended April 30, 2022, was $1,398. See Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

	April 30, 2022	April 30, 2021
Convertible Secured Note Payable:

May 17, 2018 – Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$16,802	$80,000

November 24, 2021 – Principal and interest at 12% due November 24, 2022.	315,000	-

April 18, 2022 – Principal and Interest at 12% due April 18, 2023	560,000	-

Plus: put premium	11,201	53,333

Less: debt discount	(473,618)	-

Total Convertible Secured Notes Payable	$429,385	$133,333

Convertible Secured Note Payable – May 9, 2016

At April 30, 2022 and 2021, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,367 at April 30, 2022 and 2021 of accrued interest on the promissory note in the accompanying Balance Sheets.

Convertible Secured Note Payable – May 17, 2018

At April 30, 2022, the Company has recorded $16,802 owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note balance at April 30, 2021, was $80,000 and is in default at April 30, 2022. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

On August 5, 2021, the Company repaid $50,000 of principal to the lender and as a result, the principal balance of the promissory note was $30,000.

On August 10, 2021, the lender elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note was $24,002.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

 NOTE 3 – DEBT (CONTINUED)

On January 28, 2022, the lender elected to convert $7,200 of the principal amount of the promissory note into 1,000,000 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $16,802 at April 30, 2022. See Note 5 – Stock.

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

As a result of the payment and the two conversions described above, the Company reclassified $42,132 of the put premium liability to additional paid in capital and as a result, the put premium liability balance is $11,201 at April 30, 2022.

During the years ended April 30, 2022, and 2021, the Company recorded $6,687 and $14,400 of interest expense in the accompanying Statements of Operations and at April 30, 2022 and 2021, $44,806 and $38,119 of accrued interest was recorded in the accompanying Balance Sheets.

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

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

As a result of the payment, the Company recorded $34,690 ($18,000 of OID and $16,690 of debt issue costs) for the amortization of the debt discount to interest expense and is recorded in the accompanying Statement of Operations for the year ended April 30, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $32,560 representing $22,200 of guaranteed interest and $10,360 for the prepayment penalty.

Convertible Secured Note Payable – November 24, 2021.

On November 24, 2021, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $315,000 with an original issue discount of 10% OID.  The Company received $255,820 of net proceeds from the issuance of the Note after payment of $31,500 for the OID and $27,680 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock.  The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or November 24, 2022. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price as amended is $0.0058 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 10,000,000 shares of common stock of the Company at an exercise price of $0.035 per share and (2) cancellable five (5) year term to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.030 per share. The 15,000,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity.  Additionally, the Company issued the lender’s broker representative a warrant with a five (5) year term to acquire 540,000 shares of common stock of the Company at an exercise price of $0.042 per share. See Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

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

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $144,515 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.  The warrant calculations used the following assumptions: stock price $0.0116, warrant exercise price $0.03 to $0.042, expected term of 5 years, expected volatility of 316% and discount rate of 0.06%. The debt discount for the warrant will be amortized over the one-year term of the Note. As a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022, this triggered down round protection of the warrant exercise price and number of warrants issued however, the lender granted the Company a written waiver of issuing additional warrants along with forgoing the reduced exercise price as provided in the warrant anti-dilution language. See Note 9 – Subsequent Events.

In total, the Company recorded $203,695 of debt discounts on the date of the Note (OID, debt discount cost and warrants).  During the year ended April 30, 2022, the Company recorded $88,495 for the amortization of the debt discounts to interest expense and the debt discount balance was $115,200 at April 30, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $16,259. At April 30, 2022, the Company has recorded $16,259 of accrued interest, respectively in the accompanying Balance Sheet.

Convertible Secured Note Payable – April 18, 2022.

On April 18, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $560,000 with an original issue discount of 10% OID.  The Company received $468,760 of net proceeds from the issuance of the Note after payment of $56,000 for the OID and $35,240 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock.  The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or April 18, 2023. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is a fixed $0.021 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 3 – DEBT (CONTINUED)

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity. Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,080,000 shares of common stock of the Company at an exercise price of $0.025 per share. See Note 9 – Subsequent Events.

The Company evaluated the Note in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the Note date of April 18, 2022, the Company recorded $560,000 as the liability for the Note with offsets of $56,000 for the OID and $35,240 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $279,362 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.  The warrant calculations used the following assumptions: (1) 3- year term warrants - stock price $0.0227, warrant exercise price $0.025, expected term of 3 years, expected volatility of 314% and discount rate of 0.82% and (2) 5- year term warrants - stock price $0.0227, warrant exercise price $0.035, expected term of 5 years, expected volatility of 317% and discount rate of 0.82%. The debt discount for the warrants will be amortized over the one-year term of the Note. As a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022, this triggered down round protection of the warrant exercise price and number of warrants issued however, the lender granted the Company a written waiver of issuing additional warrants along with forgoing the reduced exercise price as provided in the warrant anti-dilution language. See Note 9 – Subsequent Events.

In total, the Company recorded $370,602 of debt discounts on the date of the Note (OID, debt discount cost and warrants).  During the year ended April 30, 2022, the Company recorded $12,184 for the amortization of the debt discounts to interest expense and the debt discount balance was $358,418 at April 30, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the year ended April 30, 2022, was $1,841. At April 30, 2022, the Company has recorded $1,841 of accrued interest, respectively in the accompanying Balance Sheet.

NOTE 4 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at April 30, 2022 and 2021 consist of net operating loss carryforwards and differences in the book and tax basis assets.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 4 – INCOME TAXES (Continued)

The Company’s income tax benefit differs from the “expected” income tax benefit for federal income tax purposes as follows:

	For the Year Ended April 30,
	2022	2021
Income tax benefit at U.S. Federal Income Tax rate	$(284,000)	$(39,000)
State income taxes, net of federal benefit	(78,000)	(11,000)
Change in valuation allowance	362,000	50,000

Net Income tax benefit	$-	$-

The Company’s approximate net deferred tax assets are as follows:

	April 30,
	2022	2021
Deferred tax assets:
Net operating loss carry forward	$5,549,000	$5,187,000

Total deferred tax assets	$5,549,000	$5,187,000
Less: deferred tax asset valuation allowance	(5,549,000)	(5,187,000)
Total Net deferred tax assets	$-	$-

The net operating loss carryforward was approximately $20,739,000 and $19,386,000 at April 30, 2022 and 2021, respectively. The Company provided a valuation allowance equal to the deferred income tax assets for the years ended April 30, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets. The increase in the valuation allowance was $362,000 in 2022.

The potential tax benefit arising from the net operating loss carryforward of $16,656,000 from the period prior to Tax Cuts and Jobs Act’s (“Act”) effective date will expire in 2039. The potential tax benefit arising from the net operating loss carryforward of $4,083,000 from the period following the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s Corporate Income tax returns for tax years from 2005 (initial tax year) through 2020 remain subject to Internal Revenue Service (“IRS”) examination because the Company has not filed tax returns for these years. Because the Company has not had taxable income for the unfiled tax returns, the IRS charges a non-filing penalty of $210 for each return at 60 days after the date due. The Company has calculated that the estimated penalty for the unfiled returns would be approximately $4,020 at April 30, 2022.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 4 – INCOME TAXES (Continued)

At April 30, 2022 and 2021, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The unpaid state income taxes are included as state income taxes payable in the accompanying Balance Sheets. Additionally, at April 30, 2022 and 2021, the Company owes the State of Delaware for assessed penalties and interest from the tax year ending April 30, 2007 of $283,983 and $261,087, which is included as accrued expenses in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

NOTE 5 – STOCK

Common Stock

The Company is authorized to issue up to 950,000,000 shares of common stock at $0.001 par value per share. Effective January 5, 2022, the Company amended its Articles of Incorporation to increase authorized shares from 600,000,000 to 950,000,000.  See Note 8 – Commitments and Contingencies for discussion related to authorized securities. At April 30, 2022, there were 527,327,424 shares issued and 525,827,424 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares issued at April 30, 2022. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

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

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 5 – STOCK (Continued)

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

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 5 – STOCK (Continued)

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

Effective May 19, 2021, the Company granted 16,800,000 restricted $0.001 par value common shares to 14 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the common shares were vested fully on the grant date. Of the 16,800,000 shares, 15,300,000 were issued between June 22, 2021, and July 2, 2021. The remaining 1,500,000 shares were not issued because the consultant had not been onboarded and signed the agreement. The 15,300,000 vested shares of common stock were valued at $0.0125 per share, the quoted market price on the date of grant and the Company recorded $191,250 of stock compensation expense in the accompanying Statement of Operations on the grant date of May 19, 2021.

Effective June 22, 2021, the Company issued 40,000 shares of common stock that were issuable at April 30, 2021 and related to a February 2021 sale of common stock at $0.025 per share.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 5 – STOCK (Continued)

From February 17, 2022 through April 26, 2022, the Company received $1,151,326 of proceeds, net of offering costs, from the sale of 55,119,047 shares of stock at $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received subscriptions for 9,200,000 shares of stock at $0.21 per share or $193,200. However, the subscription had not been funded as of the date of this filing. See Note 1 – Nature of Operations, Basis of Presentation, Going Concern, and Summary of Significant Accounting Policies and Note 9 – Subsequent Events.

NOTE 6 – STOCK BASED COMPENSATION

The following table summarizes stock option activity of the Company for the year ended April 30, 2022:

	Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding, April 30, 2021	1,200,000	$0.05	3.21	$-
Outstanding, April 30, 2022	1,200,000	$0.05	2.21	$-
Exercisable, April 30, 2022	1,200,000	$0.05	2.21	$-

Stock Warrants

Effective October 26, 2020, 300,000 stock warrants at an exercise price of $0.30 per share expired.

Effective May 19, 2021, the Company granted 8,150,000 warrants to 13 key consultants, all of whom had made significant contributions to the Company over an extended period of time. All of the warrants to purchase shares, were vested fully on the grant date. The terms of the warrants are an exercise price of $0.07 per share and an expiration date of January 31, 2024.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 6 – STOCK BASED COMPENSATION (Continued)

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

On November 24, 2021, in relation to a $315,000 Convertible Secured Promissory Note (See Note 3 Debt), the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 10,000,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 15,000,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity.  Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 540,000 shares of common stock of the Company at an exercise price of $0.042 per share.  the Company issued the lender two warrants, (1) non-cancellable five (5) year term to acquire 10,000,000 shares of common stock of the Company at an exercise price of $0.035 per share and (2) cancellable five (5) year term to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.035 per share.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $145,947 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.  The warrant calculations used the following assumptions: The warrant calculations used the following assumptions: stock price $0.0116, warrant exercise price $0.03 to $0.042, expected term of 5 years, expected volatility of 317% and discount rate of 0.82%. The debt discount for the warrant will be amortized over the one-year term of the Note.

On April 18, 2022, in relation to a $560,000 Convertible Secured Promissory Note (See Note 3 Debt), the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity.  Additionally, the Company issued the lender’s broker representative a warrant with a five (5) year term to acquire 1,080,000 shares of common stock of the Company at an exercise price of $0.03 per share.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company allocated $279,362 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements.  The warrant calculations used the following assumptions: (1) 3- year term warrants - stock price $0.0227, warrant exercise price $0.025, expected term of 3 years, expected volatility of 314% and discount rate of 0.82% and (2) 5- year term warrants - stock price $0.0227, warrant exercise price $0.035, expected term of 5 years, expected volatility of 317% and discount rate of 0.82%.

The following table summarizes stock warrant activity of the Company for the year ended April 30, 2022:

	Stock Warrants Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2021	1,500,000	$0.021	1.02	$-
Granted May 19, 2021	8,150,000	$0.07	2.72	$-
Granted November 24, 2021	25,540,000	$0.021	4.48	$-
Granted April 18, 2022	27,780,000	$0.021	3.82	$-
Outstanding, April 30, 2022	62,970,000	$0.027	3.85	$-
Exercisable, April 30, 2022	62,970,000	$0.027	3.85	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $777,111 comprised of $740,000 for unpaid former officer compensation and $37,111 for the employer’s share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

Effective December 31, 2020, the Master Agreement was changed to reflect a different entity controlled by Chief Marketing Officer, William Lyons Associates, Inc., and has a term through July 31, 2022 by virtue of an extension.  The Master Agree provides for both cash and common stock payments for each of the above four service areas. The services to be provided are contingent on the Company obtaining a minimum $3,000,000 of investor funding by July 31, 2022, by virtue of an extension.

At April 30, 2022 and 2021, the Company has recorded $210,868 and $177,868, respectively of accounts payable – related parties for Company related expenses. The April 30, 2022, balance of $210,868 is comprised of (1) $199,500 owed to the President, CEO, and member of the Board of Directors for payments made on behalf of the Company, (2) $10,962 owed to the Chief Financial Officer of the Company, (3) $336 owed to the Senior Vice President of Football Operations and $70 owed to the Vice President of Team Interface.

The $199,450 owed to the President, CEO and member of the Board of Directors includes $161,200 of expenses related to a consulting agreement with the Company, $36,800 of expenses related to an office in home and $1,500 of advances made to the Company. The $10,961 owed to the Chief Financial Officer of the Company is for the accrual of unpaid payroll from February 1, 2022 to February 25, 2022.  The $336 owed to the Senior Vice President of Football Operations and $70 owed to the Vice President of Team Interface are for accrued and unpaid expenses paid on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000.  The Note Payable terms include an annual interest rate of 10% and are both payable on September 30, 2022, by virtue of an extension. At April 30, 2022, the Company has recorded the proceeds as note payable, related party. For the years ended April 30, 2022 and 2021, the Company recorded $5,500 and $4,645 of interest expense in the accompanying Statements of Operations and at April 30, 2022 and April 30, 2021, the Company has recorded $10,529 and $5,029 of accrued interest, related party in the accompanying Balance Sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lawsuit for Legal Fees

On May 9, 2009, a previous legal firm representing the Company filed a lawsuit against the Company in the U.S. District Court for the District of Delaware for failure to pay legal fees owed in the amount of $166,129. The Company negotiated with the legal firm and in July 2014, issued the legal firm 100,000 shares of common stock valued at $0.05 per share, the quoted market price on the date of grant, as a sign of good faith towards a resolution. On April 2, 2009, to avoid the cost of litigation, the Company agreed to a Consent of Judgment against it in the amount of $166,129.  The Company previously recorded $173,821 related to the dispute and is classified as accounts payable  in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The judgment amount remains unpaid, and the Company has had no further contact related to the judgment.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Attorney Lien

On August 2, 2017, the Company’s former legal counsel, submitted correspondence reflecting a “charging lien” for non-payment related to $243,034 of legal services provided to the Company, which included $19,453 of interest on unpaid invoices. The retainer agreement specified that interest will be charged at 1% per month for unpaid amounts. The Company recorded $26,880 and $26,880 of interest expense related to the unpaid invoices during the years ended April 30, 2022 and 2021, resulting in a total amount owed of $375,041 and $348,161, classified as accounts payable in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The “charging lien” states that the former legal counsel will retain all Company documents in his possession unless paid the amount outstanding as described above. The Company disputes the claim made by the former legal counsel.

Supplier Dispute:

In 2016, the Company entered an agreement with a Canadian entity to be the Company’s official uniform supplier. The supplier made a claim for a $140,000 payment, which the Company disputes and the Company has recorded $140,000 of accounts payable for the claim in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company disputes the charge with the supplier.

Vendor Lawsuits

Bankruptcy Trustee

A chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and debtor in the Chapter 7 bankruptcy (the “Debtor”).

On August 24, 2017, the Company and the Debtor agreed to a $50,000 settlement payment by the Company to the bankruptcy trustee to resolve the matter. On August 13, 2018, the Company and the Trustee executed a Stipulation and Consent Order specifying that the Company would pay the Trustee $50,000 by August 31, 2018. If payment were not made timely by the Company and was not cured within three (3) days of the August 31, 2018 date, a consent judgment in the amount of $70,000 would be entered against the Company. The Company did not make the required payment within the timeframe and as a result, a judgment in the amount of $70,000 was entered against the Company. The Company has previously recorded $70,000 for the potential settlement as accrued expenses in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company received notice on December 18, 2019 that the judgement had been purchased by a third party, who extended a 10-day offer to compromise and settle the judgment debt for $25,000. The Company rejected the offer, and the judgment remains unpaid. See Note 2 – Accrued Expenses and Note 9 – Subsequent Events.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

The settlement called for the Company to make a payment to the vendor in the sum of $10,000 immediately upon receipt of an initial tranche of funding. The Company was then required to make an additional payment of $30,000 on or before June 1, 2018. The Company’s failure to make the payments as outlined would result in the entry of a judgment in favor of the vendor against the Company in the sum of $153,016, said sum representing the full amount of the vendor’s claimed damages. The Company failed to make the required payment due to lack of funding and as such, on June 4, 2018, the vendor filed the stipulated judgment. The Company has recorded accounts payable to the vendor of $153,016 in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively as the judgment remains unpaid.

Investor Relations Vendor:

The Company previously entered into a contract with a vendor for investor relations services. On December 7, 2017, the Company received a demand for payment of $153,000. Per the demand letter, the sum was to be paid on or before December 15, 2017 and if not paid, collections and or legal actions could be instituted. The Company has recorded $124,968 of accounts payable to the vendor in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The difference in amounts is that the Company terminated the agreement in writing whereas the vendor continued to charge for services after the date of termination for which the Company disagrees.

Unpaid Taxes and Penalties

At April 30, 2022 and 2021, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheets at April 30, 2022 and 2021, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007 of $283,983 and $261,087, which is included as accrued expenses in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

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

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company applied $441 against the remaining payment owed and the balance of $1,764 is included in accrued expenses in the accompanying Balance Sheets at April 30, 2022 and 2021, respectively.  (See Note 2 – Accrued Expenses). As of the date of these financial statements, the Company has not received any further correspondence form the IRS and the Company is considered in default of the settlement agreement and the IRS could void or restructure the agreement.

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

The parties disputed the services provided and terminated the agreement in July 2019. A legal firm representing the consulting firm contacted the Company and claimed that the Company owes $90,000 for services, which the Company disputes. The Company completed an analysis of services provided and believes that the $90,000 claim is significantly overstated. Based upon invoices that were provided by the consulting firm later, the Company has recorded $60,000 of accounts payable in the accompanying Balance Sheets at April 30, 2022 and 2021, which the Company disputes.

Property Under Lease

The Company leases a 9,000 sq. ft. warehouse facility in San Antonio, TX to store approximately 30,000 items of football equipment for which the Company purchased on April 21, 2022. The lease has a one-year term through March 2023, payable at $7,412 monthly, including $2,012 for common area maintenance and expenses.

NOTE 9 – SUBSEQUENT EVENTS

Effective May 6, 2022, the Company signed an Equity Line Purchase Agreement whereby subject to the terms and conditions set forth, the Company will sell to the Investor up to Ten Million Dollars ($10,000,000) or Four Hundred Million (400,000,000) shares of registered common stock, $0.001 par value per share.

Subject to the satisfaction of all of the conditions set forth in the Agreement, the Company shall have the right, but not the obligation, to direct the Investor, by its delivery to the Investor of a Purchase Notice from time to time, to purchase a minimum of twenty thousand dollars ($20,000) and up to a maximum of; (i) two hundred fifty thousand dollars ($250,000), or (ii) one hundred and fifty percent (150%) of the average daily volume traded for the Company’s common stock during the relevant Valuation Period (subject to adjustments for stock splits, dividends, and similar occurrences), subject to the Available Amount. The Valuation Period is the ten (10) consecutive Business Days immediately preceding, but not including the date a Purchase Notice is delivered.  The maturity date of the Agreement is November 6, 2022.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

The Purchase Price is 75% of the lowest traded price of the Common Stock during the Valuation Period. Following an up-list of the Common Stock on The Nasdaq Stock Market or an equivalent national exchange, the Purchase Price shall be set at eighty percent (80%) of the lowest traded price of the Company’s Common Stock during the Valuation Period, subject to a floor of $0.01, per share (subject to adjustments for stock splits, dividends, and similar occurrences).   The right of the Company to commence sales of the common stock is subject to the satisfaction that a Registration Statement shall have been declared and remain effective by and with the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC.

Through the date of this Form 10-K, the Registration Statement had not been declared effective and as such, no sales of stock have occurred.

Effective May 26, 2022, the Company executed a settlement agreement with an unsecured convertible note payable lender related to the Company not having sufficient shares of stock reserved for a conversion requested in January 2022.  The settlement was a release by the lender of any and all rights that the lender could have requested in exchange for the issuance of 2,600,000 shares of the Company’s $0.001 par value common stock.  In exchange for the issuance of the shares, the remaining $6,000 outstanding principal balance of the note payable and accrued interest of $1,221 or $7,221 in total were cancelled. The difference between the $7,221 and $2,600 par value of the shares issued or $4,621 will be recorded as an offset to additional paid in capital.   See Note 3 – Debt.

On May 23, 2022, a lender of a $315,000 convertible unsecured promissory note dated November 24, 2021 elected to convert $135,670 of the principal amount, $18,020 of accrued interest and a $1,750 note conversion fee into 26,800,000 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $179,330 after the conversion. As a result of the conversion, the Company adjusted previously recorded debt issue costs to interest expense in the amount of $44,033 and the debt issue costs balance is $58,202 after the conversion.  See Note 3 – Debt.

On July 5, 2022, the same lender of the $315,000 convertible unsecured promissory note dated November 24, 2021 discussed above, elected to convert $42,587 of the principal amount, $2,063 of accrued interest and a $1,750 note conversion fee into 8,000,000 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $136,743 after the conversion. As a result of the conversion, the Company adjusted previously recorded debt issue costs to interest expense in the amount of $34,458 and the debt issue costs balance is $23,744 after the conversion.  See Note 3 – Debt.

On May 23, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $560,000 with an original issue discount of 10% OID.  The Company received $468,760 of net proceeds from the issuance of the Note after payment of $56,000 for the OID and $35,240 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock.  The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or May 23, 2023. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

The conversion price is a fixed $0.021 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity.  Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,080,000 shares of common stock of the Company at an exercise price of $0.025 per share.

The Company evaluated the Note in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the Note date of May 23, 2022, the Company will record $560,000 as the liability for the Note with offsets of $56,000 for the OID and $35,240 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants.  As a result, the Company will allocate $274,962 to the warrants which will be recorded as a debt discount with an offset to additional paid in capital.  The warrant calculations used the following assumptions: (1) 3- year term warrants - stock price $0.022, warrant exercise price $0.025, expected term of 3 years, expected volatility of 283% and discount rate of 1.07% and (2) 5- year term warrants - stock price $0.022, warrant exercise price ($0.03 to $0.035), expected term of 5 years, expected volatility of 317% and discount rate of 1.07%. The debt discount for the warrants will be amortized over the one-year term of the Note. In total, the Company will record $370,602 of debt discounts on the date of the Note (OID, debt discount cost and warrants). As a result of the Company’s Regulation A amended pricing of $0.0168 per share on July 18, 2022, this triggered down round protection of the warrant exercise price and number of warrants issued (including the Nov. 2021 and April 2022 funding) however, the lender granted the Company a written waiver of issuing additional warrants along with forgoing the reduced exercise price as provided in the warrant anti-dilution language.  See Note 3 – Debt.

From May 11, 2022 through July 20, 2022, the Company received $549,800 of proceeds from the sale of 29,157,141 shares of stock at $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but have not been processed into 1,904,761 shares because of technical paperwork items with the subscription documents. The Company anticipates that the technical items will be corrected in the near future and the shares will be issued to the investors.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

A chapter 7 trustee (the “Trustee”) made a claim in 2016 against the Company relating to an October 1, 2014 agreement between the Company and debtor in the Chapter 7 bankruptcy (the “Debtor”). In relation to the claim, the Company had previously recorded a $70,000 payable for a bankruptcy vendor judgment from August 2018.  Effective June 10, 2022, the Company settled the bankruptcy vendor judgment for a cash payment of $12,500. The judgment had been purchased by a third party in December 2019 and the cash payment is full and final settlement including an executed general waiver and release in favor of the judgment debtor. As a result of the settlement, the Company will record a $57,500 gain on settlement.  See Note 8 – Commitments and Contingencies.

On June 29, 2022, a lender of a $55,000 convertible unsecured promissory note dated January 4, 2022 elected to convert $25,000 of the principal amount into 1,811,594 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $30,000 after the conversion. As a result of the conversion, the Company adjusted previously recorded debt issue costs to interest expense in the amount of $1,199 and the debt issue costs balance is $847 after the conversion.  See Note 3 – Debt.

On July 11, 2022, the same lender of the $55,000 convertible unsecured promissory note dated January 4, 2022 discussed above, elected to convert the remaining $30,000 balance of the principal amount and $2,200 of accrued interest into 2,333,333 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $0 after the conversion. As a result of the conversion, the Company adjusted the remaining balance of the previously recorded debt issue costs to interest expense in the amount of $847.  See Note 3 – Debt.

From May 20, 2022 through June 24, 2022, the Company executed lease deposits for 4 stadiums in Alabama, Arkansas, Ohio and Virginia related to game locations for the 2022 football season to commence August 9, 2022.  In total, the Company paid $115,000 for the lease deposits.

On June 13, 2022, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $100,000, convertible into shares of common stock of the Company. Additionally, the SPA provided for the issuance of five million (5,000,000) shares of the Company’s $0.001 par value common stock.  The Company received $100,000 of proceeds for working capital purposes from the issuance of the convertible promissory note. Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in six (6) months from the date of issuance or January 13, 2023.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

The principal amount of the promissory note may be prepaid in full solely during the dates set forth below, which shall be subject to the following upward adjustments, subject to the payment period upon which the date all amounts hereunder are paid in full by the Borrower occurs, as follows:

Date of Note Satisfaction	Payment Amount
0 to 45 days after the Issue Date	125% of principal amount plus accrued interest

Subsequent to 45 days after the Issue Date, the Company has no right or option to prepay the principal amount.

The lender from time to time, and at any time during the period beginning on the date which is forty five (45) days following the date of this convertible promissory note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the convertible promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Percent (50%) of the of the lowest trading price of the Common Stock during the twenty (20) trading Days immediately preceding a conversion date (“Conversion Price”). The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $200,000. In accordance with ASC 480, the convertible promissory note will be recorded as stock settled debt on the note issue date of July 13, 2022, recorded as a $100,000 put premium liability with an offset to interest expense.

The Company evaluated the 5,000,000 shares of stock issued and calculated the relative fair value between the note and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 13, 2022, the date of issuance.  As a result, the Company will allocate $51,807 to the stock which will be recorded as a debt discount with an offset to additional paid in capital.  The debt discount for the stock will be amortized over the sic month term of the Note.

On June 29, 2022, the Company signed an SPA with an investor that provides for the issuance of an 8% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent( 22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or June 29, 2023.

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

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $84,615. In accordance with ASC 480, the convertible promissory note will be recorded as stock settled debt on the note issue date of June 29, 2022, recorded as a $29,615 put premium liability with an offset to interest expense.

On June 29, 2022, the Company will record debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term.

MAJOR LEAGUE FOOTBALL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2022 AND 2021

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

On July 15, 2022, the Company received $160,000 of net proceeds from the issuance of a $200,000 face value note payable with an original issue discount of $40,000. Interest is accrued at ten percent (10%) annually and the principal amount and interest shall be due and payable in seven equal monthly payments of thirty-one thousand, four hundred twenty-eight dollars and fifty-seven cents ($31,428.57), commencing on December 15, 2022 and continuing on the 15th day of each month thereafter until paid in full not later than July 15, 2023 (the "Maturity Date".

Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

On July 22, 2022, the Company signed an SPA with an investor that provides for the issuance of an 8% convertible promissory note in the aggregate principal amount of $53,000, convertible into shares of common stock of the Company. The Company received $50,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent( 22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or July 22, 2023.

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

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $81,538. In accordance with ASC 480, the convertible promissory note will be recorded as stock settled debt on the note issue date of June 29, 2022, recorded as a $28,538 put premium liability with an offset to interest expense.

On July 22, 2022, the Company will record debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term.

