Form 10-Q
period 2022-07-31
MAJOR LEAGUE FOOTBALL INC
filed 2022-09-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of September 14, 2022
Common Stock, $0.001 par value per share	750,591,992

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

July 31, 2022

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	July 31, 2022	April 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,851	$673,181
Accounts receivable	-	3,802
Insurance deposits	101,366	-
Prepaid fees	-	668
Prepaid consulting - related party	-	52,500
TOTAL CURRENT ASSETS	106,217	730,151

PROPERTY AND EQUIPMENT
Football and office equipment, net of accumulated depreciation of $25,154 and $0	569,247	518,133
TOTAL PROPERTY AND EQUIPMENT	569,247	518,133

OTHER ASSETS
Trademarks	2,500	2,500
Security deposits	6,607	6,607
TOTAL OTHER ASSETS	9,107	9,107

TOTAL ASSETS	$684,571	$1,257,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,984,412	$1,740,655
Accounts payable - related parties	208,297	210,868
Bank overdraft	710	-
Accrued former officer compensation and payroll taxes	777,111	777,111
Accrued expenses	303,697	367,756
Accrued payroll	128,000	25,726
Subscription payable	40,000	-
Deferred revenue	-	3,802
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $103,296 and $32,129 debt discounts and premiums	482,279	269,112
Convertible secured promissory notes, net of $588,185 and $462,468 debt discounts and put premiums	685,361	429,385
Conversion option liability	176,295	197,508
Notes payable, net of $67,078 and $0 debt discounts	485,222	357,300
Notes payable, related party	55,000	55,000
Accrued interest	401,369	361,400
Accrued interest - related party	11,915	10,529

TOTAL CURRENT LIABILITIES	6,849,822	4,916,306

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
604,029,492 and 527,327,424 shares issued and 602,529,492 and 525,827,424
shares outstanding at July 31, 2022 and April 30, 2022, respectively	602,529	525,827
Common stock issuable; 24,600,000 and 0 shares at July 31, 2022 and April 30, 2022, respectively	24,600	-
Additional paid-in capital	29,011,616	26,477,739
Accumulated deficit	(35,803,996)	(30,662,481)

TOTAL STOCKHOLDERS’ DEFICIT	(6,165,251)	(3,658,915)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$684,571	$1,257,391

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	July 31, 2022	July 31, 2021

Revenue
Online store sales	$8,677	$-
Total Revenue	8,677	-

Cost of Revenue
Online store costs	7,365	-
Total Cost of Revenue	7,365	-

Gross Margin	1,312	-

Operating Expenses
Professional fees	145,383	83,906
Football camp expense	2,261,389	-
Compensation expense	846,068	-
Write off of prepaid investor relations	52,500	-
Rent expense	28,658	-
Depreciation expense	25,154	-
General and administrative expense	18,504	331,304
Total Operating Expenses	3,377,656	415,210

Operating Loss	(3,376,344)	(415,210)

Other Income (Expense)
Tax penalties and interest	(5,942)	(5,597)
Interest expense	(478,237)	(105,853)
Settlement income (expense)	121,216	(55,000)
Other expense	(3,500)	-
Gain from change in fair value of conversion option liability	21,213	20,736
Total Other Expense, net	(345,250)	(145,714)

Net Loss	$(3,721,594)	$(560,924)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.00)

Weighted Average Shares - Basic and Diluted	564,947,913	424,119,493

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(UNAUDITED)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended July 31, 2022

Balance at April 30, 2022	525,827,424	$525,827	-	$-	$26,477,739	$(30,662,481)	$(3,658,915)

Sale of common stock - $0.0210 per share, net of offering costs	14,276,189	14,276	-	-	285,524	-	299,800
Sale of common stock - $0.0168 per share, net of offering costs	14,880,952	14,881	-	-	235,119	-	250,000
Conversion of convertible unsecured promissory note	4,144,927	4,145	-	-	53,055	-	57,200
Conversion of convertible secured promissory note	34,800,000	34,800	-	-	167,040	-	201,840
Issuance of common stock for settlement	2,600,000	2,600	-	-	4,621	-	7,221
Common stock issuable for settlement	-	-	1,000,000	1,000	18,300	-	19,300
Common stock issuable from exercise of warrants	-	-	23,600,000	23,600	(23,600)	-	-
Issuance of common stock with convertible unsecured promissory note	5,000,000	5,000	-	-	46,807	-	51,807
Issuance of common stock with note payable	1,000,000	1,000	-	-	17,953	-	18,953
Issuance of warrant with convertible secured promissory note	-	-	-	-	274,962	-	274,962
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at fair value	-	-	-	-	1,419,921	(1,419,921)	-
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	29,615	-	29,615
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	-	-	4,560	-	4,560
Net loss, three months ended July 31, 2022	-	-	-	-	-	(3,721,594)	(3,721,594)

Balance at July 31, 2022	602,529,492	$602,529	24,600,000	$24,600	$29,011,616	$(35,803,996)	$(6,165,251)

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(UNAUDITED)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
For the Three Months Ended July 31, 2021

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)
Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services - $0.0125 per share	15,300,000	15,300	-	-	175,950	-	191,250
Issuance of warrants to consultants for services - $0.0125 per share	-	-	-	-	98,781	-	98,781
Net loss, three months ended July 31, 2021	-	-			-	(560,924)	(560,924)

Balance at July 31, 2021	433,402,102	$433,402	-	$-	$24,600,248	$(29,553,706)	$(4,520,056)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended,
	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,721,594)	$(560,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	4,996	3,756
Amortization of debt discount on convertible secured promissory notes	240,434	-
Amortization of debt discount on notes payable	3,075	-
Issuance of common stock to consultants for services	-	191,250
Issuance of warrants to consultants for services	-	98,781
Settlement expense (income)	(121,216)	55,000
Conversion fees on convertible unsecured promissory notes	3,500	-
Write off of prepaid investor relation fees	52,500	-
Accretion of put premium liability	158,153	67,333
Gain from change in fair value of conversion option liability	(21,213)	(20,736)
Depreciation expense	25,154	-
Changes in operating assets and liabilities:
Accounts receivable	3,802	-
Prepaid fees	668	-
Deposits	(101,366)	-
Accounts payable	1,326,773	10,216
Accounts payable - related parties	(2,571)	11,200
Bank overdraft	710	-
Subscription payable	40,000	-
Deferred revenue	(3,802)	-
Accrued expenses	(6,559)	5,596
Accrued payroll	102,274	-
Accrued interest	63,474	26,659
Accrued interest - related party	1,386	1,386
Net cash used in operating activities	(1,951,422)	(110,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of football equipment	(76,268)	-
Net cash used in investing activities	(76,268)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	202,000	95,000
Proceeds from issuance of convertible secured promissory notes, net of issue costs	468,760	-
Proceeds from issuance of notes payable, net of issue costs	148,800	-
Repayment of note payable	(5,000)	-
Repayment of convertible unsecured promissory note	(5,000)	-
Proceeds from sale of common stock, net of fees	549,800	-
Net cash provided by financing activities	1,359,360	95,000

NET DECREASE IN CASH	(668,330)	(15,483)
CASH - BEGINNING OF PERIOD	673,181	19,778
CASH - END OF PERIOD	$4,851	$4,295

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Three Months Ended,
	July 31, 2022	July 31, 2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion and payment of promissory notes	$65,825	$-
Conversion of convertible secured promissory note	$178,256	$-
Conversion of convertible unsecured promissory notes	$55,000	$-
Conversion of accrued interest on convertible secured promissory notes	$20,084	$-
Conversion of accrued interest on convertible unsecured promissory notes	$2,200	$-
Discounts related to convertible promissory notes	$102,000	$6,000
Fair value of warrants issued with secured convertible promissory notes	$274,962	$-
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at fair value	$1,419,921	$-
Common stock issuable from cashless exercise of warrants	$23,600	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “us” or “our”) plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan that was initiated in June 2022 was that the initial teams would be located in Ohio, Virginia, Arkansas, and Texas. Our proposed spring playing schedule avoids all competition with the NFL and colleges and these initial cities have both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology.

We commenced football training camp operations in June 2022 with a camp start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of the delay, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has a significant amount of outstanding accounts payable at July 31, 2022 that the Company is committed to paying in full.

We have commenced planning for a full spring football season in 2023 tentatively commencing a training camp in April 2023 with games from May through June 2023 and a championship game held in July 2023.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had limited revenues and had a net loss of $3,721,594 for the three months ended July 31, 2022. Additionally, the Company had net cash used in operating activities of $1,951,422 for the three months ended July 31, 2022. At July 31, 2022, the Company has a working capital deficit of $6,743,605, an accumulated deficit of $35,803,996 and a stockholders’ deficit of $6,165,251, which could have a material impact on the Company’s financial condition and operations.

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On September 7, 2022, the Company announced that it had signed two Common Stock Purchase Agreements in the amount of $2,500,000 each or $5,000,000 combined. The ability for the Company to obtain funds from both agreements is contingent on the Company filing and obtaining approval of a Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). As previously announced, the Company continues to move forward with plans to pay all obligations incurred while preparing for a full season of spring football in 2023. The key management team of the Company remains intact and dedicated to this goal. In addition to these two agreements, the Company continues to have discussions with other parties for potential funding. The Common Stock Purchase Agreements are contingent on approval of the Form S-1 Registration Statement, which may not occur in a timely fashion, as it is dependent on the process and timeframe of the SEC. As a result, we may not be able to achieve these capital-raising objectives and if the required capital is not obtained in the proposed timeframe, the Company’s planned 2023 spring football season could be delayed or not occur.

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

COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders. The spread of the pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

The future operational and financial impact of the COVID-19 pandemic is difficult to determine, and it is not possible to predict the duration and severity of the economic disruption, government restrictions and stimulus, social distancing and phased re-opening of economies, nor estimate the impact that this may have on the Company, its financial condition, and its results of operations. While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the potential economic impact brought by the coronavirus pandemic, which may be exacerbated by the global macroeconomic uncertainty from the ongoing conflict between Russia and Ukraine, is difficult to assess or predict. There may be developments outside of our control that require us to adjust our operating plans. Given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus pandemic on our financial condition, results of operations or cash flows in the future.

Impact of Inflation

Inflation has increased during the period covered by this report and is expected to continue to remain at elevated levels or even increase for the near future. Inflation generally affects us by increasing our cost of our football operating expenses including the costs of professional fees for services provided. We do not believe inflation has had a material effect on our results of operations during the three months ended July 31, 2022.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as filed with the SEC on July 29, 2022. The interim unaudited operating results for the three months ended July 31, 2022 are not necessarily indicative of operating results expected for the full fiscal year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates. Significant estimates in the accompanying unaudited financial statements include the useful life of property and equipment, valuation of derivative liabilities, estimates of loss contingencies, valuation of equity-based instruments issued for other than cash and valuation allowance on deferred tax assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at July 31, 2022 and April 30, 2022.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of July 31, 2022). At July 31, 2022, none of our deposit accounts exceeded the insured amount. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which are deposits are held.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed, and any resulting gains or losses are included in the statement of operations.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

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

July 31, 2022

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Assets and liabilities measured at fair value on a recurring basis consist of the following at July 31, 2022 and April 30, 2022:

	Carrying Value at July 31,	Fair Value Measurements at July 31, 2022
	2022	Level 1	Level 2	Level 3

Conversion option liability	$176,295	$-	$-	$176,295

	Carrying Value at April 30,	Fair Value Measurements at April 30, 2022
	2022	Level 1	Level 2	Level 3

Conversion option liability	$197,508	$-	$-	$197,508

The following is a summary of activity of Level 3 assets and liabilities for the three months ended July 31, 2022:

Conversion Option Liability
Balance – April 30, 2022	$197,508
Gain from change in the fair value of conversion option liability	(21,213)
Balance – July 31, 2022	$176,295

Changes in fair value of the conversion option liability are included as a separate Other Income (Expense) item in the accompanying Statements of Operations.

Leases

The Company follows ASC 842 regarding leases whereby lessees need to recognize leases on their balance sheet as a right of use asset and a corresponding lease liability. We have elected to exclude leases with a lease term of one year or less. The Company has no leases with over one year term.

 Revenue Recognition

The Company will recognize revenue in accordance with the five-step method prescribed by ASC 606 “Revenues from Contracts with Customers”.

League Tryout and Training Camps

The Company will recognize league tryout and training camp revenue on the dates that the events are held. The Company commenced a training camp on July 18, 2022 in Mobile, Alabama but this was terminated on July 29, 2022 due to a lack of sufficient funding. The Company did not charge players a training camp fee and as a result, there was no revenue from tryout and training camps during the three months ended July 31, 2022 or 2021, respectively.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions, as applicable. The Company football league operations had not commenced as of July 31, 2022. The Company commenced the selling of on-line digital media merchandise through a third party drop shipper on April 29, 2022 and customers sent cash for certain items that were not shipped until May 2022. The Company recorded $3,802 of accounts receivable with an offset to deferred revenue at April 30, 2022. Subsequently, the drop shipper shipped the items to customers and the Company recognized revenue and cost of goods sold. During the three months ended July 31, 2022, the Company recorded $8,677 of revenue and $7,365 of cost of goods sold related to on-line digital media merchandise.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At July 31, 2022 and April 30, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements

Stock Based Compensation

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securities that could potentially dilute earnings per share in the future are as follows:

	July 31, 2022	April 30, 2022
Warrants to purchase common stock	345,815,519	62,970,000
Options to purchase common stock	1,200,000	1,200,000
Conversion of convertible unsecured promissory notes	121,170,554	20,782,211
Conversion of convertible secured promissory notes	275,302,483	11,586,275
Total	743,488,556	96,538,486

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

Related Parties

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. See Note 7 – Related Parties.

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

July 31, 2022

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after July 31, 2022 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	July 31, 2022	April 30, 2022
Football Equipment	1-5 years	$583,401	$507,133
Office Equipment	1 year	11,000	11,000
Less: Accumulated Depreciation		(25,154)	-
		$569,247	$518,133

The Company commenced training camp operations on June 9, 2022 including the transportation of certain football and office equipment previously held in storage or purchased during the three months ended July 31, 2022.  As a result, the Company commenced depreciation of certain of its football and office equipment.

During the three months ended July 31, 2022, the Company purchased $76,268 of football equipment. Depreciation expense amounted to $25,154 and $0 for the three months ended July 31, 2022 and 2021, respectively.

NOTE 3 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	July 31, 2022	April 30, 2022
Penalties and interest - unpaid state income tax	$289,924	$283,983
Unpaid federal income tax	1,764	1,764
Legal settlement (See Note 8 – Commitments and Contingencies)	-	70,000
Accrued payroll tax	839	839
Accrued penalties for failure to file federal tax returns	4,020	4,020
Late charges on unpaid promissory note	7,150	7,150
Total Accrued Expenses	$303,697	$367,756

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 4 – DEBT

	July 31, 2022	April 30, 2022
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand. In Default	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	5,000	5,000
Jul. 31, 2021. Interest at 10% and principal and interest due Sep. 30, 2022	45,000	50,000
Jul. 15, 2022. Interest at 10% and principal and interest due Jul. 15, 2023	200,000	-

Less: Debt Discount	(67,078)	-

Total Notes Payable	$485,222	$357,300

At July 31, 2022 and April 30, 2022, the Company has recorded $552,300 and $357,300 of Notes Payable, respectively. The $552,300 of Notes Payable at July 31, 2022 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from no interest to 8% annually.

Included in the $232,300 balance are the following in default at July 31, 2022 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company did not pay and as a result, recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at July 31, 2022 and April 30, 2022 and (2) a $35,000 Note Payable dated August 4, 2016, for which the lender requested payment, and the Company did not pay and as a result, recorded a $1,750 late fee that is included in accrued expenses in the accompanying Balance Sheet at July 31, 2022. See Note 3 – Accrued Expenses.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (Continued)

Note Payable – September 25, 2019

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at July 31, 2022 and April 30, 2022. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At July 31, 2022, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

Note Payable – April 9, 2020

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date and no extension has been received. The lender provided the Company with an option to purchase football equipment that was stored at a warehouse in Texas and the Company paid the rent for the warehouse. On April 21, 2022, the Company and the lender executed a settlement agreement for the Company to pay the lender $475,000 which represented (1) the purchase of the football equipment in Texas for $450,000 and (2) to repay $25,000 of the note payable principal resulting in an outstanding balance of $5,000 at July 31, 2022 and April 30, 2022. The Company owed the lender for other convertible debt besides this note payable and offered the Company to pay off all of the debt and accrued interest with a $215,260 payment within thirty days of the settlement date or the lender would retain all rights to convert the outstanding amounts into Company common stock. The Company did not make this payment and the lender retains all rights under the original terms. At July 31, 2022, the Company owes the lender for all debt outstanding representing $91,802 of principal and $173,709 of accrued interest, including default interest.

Note Payable – July 31, 2021

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest are payable on July 31, 2022. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the Statement of Operations for the year ended April 30, 2022. On April 11, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $50,000 at April 30, 2022. From May 10, 2022 to June 8, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $45,000 at July 31, 2022.

Note Payable – July 15, 2022

On July 15, 2022, the Company received $160,000 of net proceeds from the issuance of a $200,000 face value note payable with an original issue discount of $40,000. Interest is accrued at ten percent (10%) annually and the principal amount and interest shall be due and payable in seven equal monthly payments of thirty-one thousand, four hundred twenty-nine dollars ($31,429), commencing on December 15, 2022 and continuing on the 15th day of each month thereafter until paid in full not later than July 15, 2023 (the “Maturity Date”.)

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (Continued)

Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

Additionally, the note payable provided for the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. As a component of the note payable, the Company separately paid a brokerage commission in the amount of $11,200, recorded as debt issue costs as an offset to the note payable to be amortized over the 1-year term.

The note payable included a provision as follows – “in the event that the Company at its own will files a qualified Offering Statement on Form 1-A transaction and it is effective, the lender may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares of the Company's Common Stock at the REG A offering price.  The Company previous filed and had an approved Form 1-A transaction on February 8, 2022, and further amended to a price of $0.0168 per share on July 18, 2022. However, the Company terminated the Form 1-A offering on September 14, 2022 and the lender will have no option to convert any amount of the note payable including accrued interest at the Form 1-A price of $0.0168 per share.

The Company evaluated the 1,000,000 shares of stock issued and calculated the relative fair value between the note and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 15, 2022, the date of issuance. As a result, the Company allocated $18,953 to the stock which was recorded as a debt discount with an offset to additional paid in capital. The debt discount for the stock is being amortized over the one-year term of the note payable.

In total, the Company recorded $70,153 of debt discounts on the date of the note payable (OID, debt discount cost and stock). During the three months ended July 31, 2022, the Company recorded $3,075 for the amortization of the debt discounts to interest expense and the debt discount balance was $67,078 at July 31, 2022.

For the three months ended July 31, 2022 and 2021, the Company recorded $14,075 and $9,376 of interest expense, respectively for Notes Payable in the accompanying Statements of Operations and at July 31, 2022 and April 30, 2022, the Company has recorded $156,171 and $141,996, respectively, related to Notes Payable as accrued interest in the accompanying Balance Sheets.

	July 31, 2022	April 30, 2022
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due September 30, 2022	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due September 30, 2022	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

Note Payable – Related Party – March 5, 2020

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on September 30, 2022, by virtue of an extension. See Note 7 – Related Parties.

Note Payable – Related Party – August 12, 2020

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on September 30, 2022, by virtue of an extension. See Note 7 – Related Parties.

For the three months ended July 31, 2022 and 2021, the Company recorded $1,386, respectively of interest expense in the accompanying unaudited Statements of Operations and at July 31, 2022 and April 30, 2022, the Company has recorded $11,915 and $10,529 of accrued interest, related party in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (Continued)

	July 31, 2022	April 30, 2022
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$32,500	$37,500

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	-	6,000

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

January 4, 2022, Interest at 8% - principal and interest due January 4, 2023	-	55,000

June 29, 2022, Interest at 8% - principal and interest due June 29, 2023	55,000	-

July 13, 2022, Interest at 10% - principal and interest due January 13, 2023	100,000	-

July 15, 2022, Interest at 8% - principal and interest due July 15, 2023	53,000	-

Plus: put premium	158,153	34,175

Less: debt discount	(54,857)	(2,046)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$482,279	$269,112

Convertible Unsecured Promissory Note – April 14, 2016

On April 14, 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. From March 4, 2022 to April 8, 2022, the Company repaid $12,500 of principal resulting in an outstanding principal balance of $37,500 at April 30, 2022. From May 10, 2022 to June 8, 2022, the Company repaid $5,000 of principal resulting in an outstanding principal balance of $32,500 at July 31, 2022. The unsecured convertible promissory note is in default at July 31, 2022 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 159,880 shares of common stock at July 31, 2022.

Interest expense recorded in the accompanying Statements of Operations by the Company for the three months ended July 31, 2022 and 2021 was $426 and $630, respectively. At July 31, 2022 and April 30, 2022, the Company has recorded $15,464 and $15,038 of accrued interest, respectively in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – May 2, 2019

On May 2, 2019 (the Original Issue Date (OID), the Company received $85,450 of net proceeds for working capital purposes from the issuance of a $100,000 face value convertible redeemable promissory note with debt issue costs paid to or on behalf of the lender of $12,400 and an original issue discount of $2,150. The terms include interest accrued at 10% annually and the principal and interest payable are payable in one year on May 2, 2020. All interest will be paid in common stock of the Company. Any amount of the principal or interest on this First Note which is not paid when due shall bear Interest at the rate of the lower of Twenty-four Percent (24%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The promissory note was exchangeable for an equal principal number of notes of different denominations, as requested by the lender surrounding the same. The promissory note was due and payable on August 2, 2020, by virtue of a signed extension. At April 30, 2022, the promissory note was in default. However, the lender had not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

Previously, the lender converted $87,830 of the principal balance of the promissory note resulting in a balance of $12,170 at April 30, 2021. As a result of the partial conversions, the Company previously reclassified $57,417 of the put premium liability as an offset to additional paid in capital and the put premium liability balance was $9,250 at April 30, 2021. On January 13, 2022, the lender elected to convert $6,170 of principal and $2,648 of accrued interest into 1,348,348 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the First Note was $6,000 at April 30, 2022. As a result of the conversion, the Company reclassified $4,690 of the put premium liability as an offset to additional paid in capital and the put premium balance was $4,560 at April 30, 2022.

On January 25, 2021, the lender requested a $6,000 conversion of the principal and $1,183 of accrued interest into shares of the Company’s common stock. However, the Company did not have sufficient shares to be issued for the conversion. In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. The penalty shall increase to $500 per day beginning on the 10th day. The lender provided a waiver, and no penalty was recorded by the Company. The lender has several available remedies including calling the principal amount and accrued interest due and payable immediately.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

Effective June 6, 2022, the Company executed a settlement agreement with the lender that was a release of any and all rights that the lender could have requested in exchange for the issuance of 2,600,000 shares of the Company’s common stock. In exchange for the issuance of the shares, the remaining $6,000 outstanding principal balance of the note payable and accrued interest of $1,221 or $7,221 in total were cancelled. The difference between the $7,221 and $2,600 par value of the shares issued or $4,621 was recorded as an offset to additional paid in capital. As a result of the settlement, the promissory note has been cancelled effective June 6, 2022.

Interest expense recorded in the accompanying Statements of Operations by the Company for the three months ended July 31, 2022 and 2021 was $0 and $307, respectively.

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

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at July 31, 2022  with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

Through July 31, 2022 and April 30, 2022, the lender had previously converted $11,517 of the principal balance of the promissory note resulting in a balance of $138,483. The Company has performed a periodic revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the previous conversion dates and performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2022, that resulted in an estimated conversion option liability of $197,508.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at July 31, 2022, that resulted in an estimated conversion option liability of $176,295.The Company has recorded a total gain of $21,213 and $20,736 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statements of Operations for the three months ended July 31, 2022 and 2021, respectively.

For the revaluation at July 31, 2022, it was estimated with the following assumptions: stock price $0.0036, conversion price $0.0022, expected term of 0.25 years, expected volatility of 184% and discount rate of 2.34%.

Interest expense recorded in the accompanying Statements of Operations by the Company for the three months ended July 31, 2022 and 2021 was $8,494 and $8,494, respectively. At July 31, 2022 and April 30, 2022, the Company has recorded $70,968 and $62,474 of accrued interest, respectively in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

From June 29, 2022 through July 11, 2022, the lender elected to convert the entire $55,000 of the principal amount and $2,200 of accrued interest into 4,144,927 shares of the Company’s $0.001 par value common stock and as a result, the principal balance of the promissory note and accrued interest is $0 after the conversion. As a result of the conversion, the Company expensed debt issue costs to interest expense in the amount of $2,046 and the debt issue costs balance is $0 after the conversion.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three months ended July 31, 2022, was $802.

Convertible Unsecured Promissory Note – June 29, 2022

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

On June 29, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three months ended July 31, 2022, the Company recorded $263 for the amortization of the debt discount to interest expense and the debt discount balance was $2,737 at July 31, 2022.

For the three months ended July 31, 2022, the Company recorded $1,173 of interest expense in the accompanying Statements of Operations and at July 31, 2022, the Company has recorded $1,173 as accrued interest in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – July 13, 2022

On July 13, 2022, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $100,000, convertible into shares of common stock of the Company. Additionally, the SPA provided for the issuance of five million (5,000,000) shares of the Company’s $0.001 par value common stock. The Company received $100,000 of proceeds for working capital purposes from the issuance of the convertible promissory note. Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in six (6) months from the date of issuance or January 13, 2023.

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

JULY 31, 2022

 NOTE 4 – DEBT (CONTINUED)

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

Per an amendment to the Promissory note, so long as the Company shall have any obligation under the promissory note, the Company shall use fifty percent (50%) of the proceeds generated through any equity line of credit or similar equity purchase facility to pay amounts due hereunder within five (5) business days of receipt of such proceeds. Additionally, per an amendment, so long as the Company shall have any obligation under the promissory note, the Company shall immediately take all action necessary to effect a reverse stock split of its Common Stock, with a reverse stock split ratio of at least 10:1 (10 outstanding shares of Common Stock being converted into 1 share of Common Stock in the reverse stock split), if the Trading Price (as defined below) for the Common Stock is below $0.001/share for more than 10 trading days, which action shall include filing a corporate action notification with FINRA within 3 days thereof.

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $200,000. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the note issue date of July 13, 2022, as a $100,000 put premium liability with an offset to interest expense.

The Company evaluated the 5,000,000 shares of stock issued and calculated the relative fair value between the note and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 13, 2022, the date of issuance. As a result, the Company allocated $51,807 (the relative fair value) to the stock which was recorded as a debt discount with an offset to additional paid in capital. The debt discount for the stock is being amortized over the six-month term of the Note.

During the three months ended July 31, 2022, the Company recorded $2,555 for the amortization of the stock debt discounts to interest expense and the debt discount balance was $49,252 at July 31, 2022.

For the three months ended July 31, 2022, the Company recorded $1,200 of interest expense in the accompanying Statements of Operations and at July 31, 2022, the Company has recorded $1,200 as accrued interest in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – July 15, 2022

On July 15, 2022, the Company signed an SPA with an investor that provides for the issuance of an 8% convertible promissory note in the aggregate principal amount of $53,000, convertible into shares of common stock of the Company. The Company received $50,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent( 22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note is due in one (1) year from the date of issuance or July 15, 2023.

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

The Company evaluated the promissory note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $81,538. In accordance with ASC 480, the convertible promissory note will be recorded as stock settled debt on the note issue date of July 15, 2022, recorded as a $28,538 put premium liability with an offset to interest expense.

On July 15, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three months ended July 31, 2022, the Company recorded $132 for the amortization of the debt discount to interest expense and the debt discount balance was $2,868 at July 31, 2022.

For the three months ended July 31, 2022, the Company recorded $565 of interest expense in the accompanying Statements of Operations and at July 31, 2022, the Company has recorded $565 as accrued interest in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

	July 31, 2022	April 30, 2022
Convertible Secured Promissory Notes:

May 17, 2018 – Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$16,802	$16,802

November 24, 2021 – Principal and interest at 12% due November 24, 2022.	136,744	315,000

April 18, 2022 – Principal and Interest at 12% due April 18, 2023	560,000	560,000

May 23, 2022 – Principal and Interest at 12% due May 23, 2023	560,000	-

Plus: put premium	11,201	11,201

Less: debt discount	(599,386)	(473,618)

Total Convertible Secured Notes Payable	$685,361	$429,385

Convertible Secured Promissory Note – May 9, 2016

At July 31, 2022 and April 30, 2022, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,367 at July 31, 2022 and April 30, 2022 of accrued interest on the promissory note in the accompanying Balance Sheets.

Convertible Secured Promissory Note – May 17, 2018

At July 31, 2022 and April 30, 2022, the Company has recorded $16,802 owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note at July 31, 2022 and April 30, 2022 is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

On August 5, 2021, the Company repaid $50,000 of principal to the lender and as a result, the principal balance of the promissory note was $30,000. On August 10, 2021, the lender elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note was $24,002.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

 NOTE 4 – DEBT (CONTINUED)

On January 28, 2022, the lender elected to convert $7,200 of the principal amount of the promissory note into 1,000,000 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $16,802 at July 31, 2022 and April 30, 2022.

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

As a result of the payment and the two conversions described above in fiscal 2022, the Company reclassified $42,132 of the put premium liability to additional paid in capital and as a result, the put premium liability balance is $11,201 at July 31, 2022 and April 30, 2022, respectively.

During the three months ended July 31, 2022, and 2021, the Company recorded $762 and $3,630 of interest expense in the accompanying Statements of Operations and at July 31, 2022 and April 30, 2022, $45,568 and $44,806 of accrued interest was recorded in the accompanying Balance Sheets.

Convertible Secured Promissory Note – November 24, 2021.

On November 24, 2021, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) convertible at $0.008 per share, in the aggregate principal amount of $315,000 with an original issue discount of 10% OID. The Company received $255,820 of net proceeds from the issuance of the Note after payment of $31,500 for the OID and $27,680 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock. The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or November 24, 2022. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

As a result of full ratchet protection provided in the Note, the amended conversion price is $0.0058 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

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

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

The Company received a waiver at April 30, 2022 of a triggered down round protection as a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022. Effective July 29, 2022, a warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously – (See Note 5 – Stock). As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $416,049 which was recorded to retained earnings with an offset to additional paid in capital. See Note 5 – Stock.

In total, the Company recorded $203,695 of debt discounts on the date of the Note (OID, debt discount cost and warrants) and through April 30, 2022, the Company recorded $88,495 for the amortization of the debt discounts to interest expense and the debt discount balance was $115,200 at April 30, 2022.

From May 23, 2022 to July 6, 2022, the lender elected to convert $178,257 of the principal amount, $20,083 of accrued interest and a $3,500 of note conversion fees into 34,800,000 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $136,744 after the conversion. As a result of the conversions, the Company adjusted previously recorded debt issue costs to interest expense in the amount of $65,190 and the debt issue costs balance was $50,010 after the conversions. See Note 5 – Stock.

During the three months ended July 31, 2022, the Company recorded $12,605 for the amortization of the debt discounts to interest expense and the debt discount balance is $37,405 at July 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three months ended July 31, 2022, was $6,100. At July 31, 2022 and April 30, 2022, the Company has recorded $2,275 (net of $20,084 and $16,259 of converted accrued interest), respectively in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

Convertible Secured Promissory Note – April 18, 2022.

On April 18, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) convertible at $0.021 per share, in the aggregate principal amount of $560,000 with an original issue discount of 10% OID. The Company received $468,760 of net proceeds from the issuance of the Note after payment of $56,000 for the OID and $35,240 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock. The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee. Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or April 18, 2023. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

As a result of full ratchet protection provided in the Note, the amended conversion price is $0.0058 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity. Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,008,000 shares of common stock of the Company at an exercise price of $0.025 per share.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

NOTE 4 – DEBT (CONTINUED)

The Company received a waiver at April 30, 2022 of a triggered down round protection as a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022. Effective July 29, 2022, a warrant holder provided notice of a cashless exercise of warrants issued with the November 24, 2021 financing, at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $501,951 which was recorded to retained earnings with an offset to additional paid in capital. See Note 5 – Stock.

In total, the Company recorded $370,602 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three months ended July 31, 2022, the Company recorded $93,412 for the amortization of the debt discounts to interest expense and the debt discount balance was $265,006 at July 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three months ended July 31, 2022, was $17,173. At July 31, 2022 and April 30, 2022, the Company has recorded $19,014 and $1,841 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Secured Promissory Note – May 23, 2022.

On May 23, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) convertible at $0.021 per share, in the aggregate principal amount of $560,000 with an original issue discount of 10% OID. The Company received $468,760 of net proceeds from the issuance of the Note after payment of $56,000 for the OID and $35,240 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock. The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or May 23, 2023. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

As a result of full ratchet protection provided in the Note, the amended conversion price is $0.0058 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity. Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,008,000 shares of common stock of the Company at an exercise price of $0.025 per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 4 – DEBT (CONTINUED)

The Company evaluated the Note in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the Note date of May 23, 2022, the Company recorded $560,000 as the liability for the Note with offsets of $56,000 for the OID and $35,240 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

The Company received a waiver at April 30, 2022 of a triggered down round protection as a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022. Effective July 29, 2022, a warrant holder provided notice of a cashless exercise of warrants issued with the November 24, 2021 financing, at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $501,951 which was recorded to retained earnings with an offset to additional paid in capital. See Note 5 – Stock.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants. As a result, the Company allocated $274,962 to the warrants which will be recorded as a debt discount with an offset to additional paid in capital.

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

In total, the Company recorded $366,202 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three months ended July 31, 2022, the Company recorded $69,227 for the amortization of the debt discounts to interest expense and the debt discount balance was $296,975 at July 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three months ended July 31, 2022, was $12,704. At July 31, 2022, the Company has recorded $12,704 of accrued interest, respectively in the accompanying Balance Sheets.

NOTE 5 – STOCK

Common Stock:

The Company is authorized to issue up to 2,000,000,000 shares of common stock at $0.001 par value per share. Effective August 26, 2022, the Company filed a certificate of amendment with the State of Delaware increasing the authorized shares from 950,000,000 to 2,000,000,000. At July 31, 2022, there were 604,029,492 shares issued and 602,529,492 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares outstanding at July 31, 2022. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 5 – STOCK (Continued)

Common Stock Issued

From May 11, 2022 through July 20, 2022, the Company received $549,800 of proceeds from the sale of 29,157,141 shares of stock at prices ranging from $0.0168 to $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but were not processed because of technical paperwork items with the subscription documents. As a result, the Company has recorded the $40,000 as a subscription payable to the investors at July 31, 2022.

From May 23, 2022 to July 6, 2022, a lender of an original $315,000 senior secured promissory note, elected to convert $178,257 of the principal amount, $20,083 of accrued interest and a $3,500 of note conversion fees into 34,800,000 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $136,743 after the conversion. See Note 4 – Debt.

Effective June 6, 2022, the Company executed a settlement agreement with the lender of an original $150,000 convertible unsecured promissory note with an outstanding $6,000 principal balance. The settlement agreement was a release of any and all rights that the lender could have requested in exchange for the issuance of 2,600,000 shares of the Company’s common stockwhich were due under the original conversion terms.. In exchange for the issuance of the shares, the remaining $6,000 outstanding principal balance of the note payable and accrued interest of $1,221 or $7,221 in total were cancelled. The difference between the $7,221 and $2,600 par value of the shares issued or $4,621 was recorded as an offset to additional paid in capital. As a result of the settlement, the promissory note has been cancelled effective June 6, 2022. See Note 4- Debt.

From June 29, 2022 through July 11, 2022, the lender of an original $55,000 convertible unsecured promissory note elected to convert the entire $55,000 outstanding principal amount and $2,200 of accrued interest into 4,144,927 shares of the Company’s $0.001 par value common stock and as a result, the principal balance of the promissory note and accrued interest is $0 after the conversion. See Note 4 – Debt.

On July 13, 2022, in relation to the issuance of a 10% convertible promissory note in the aggregate principal amount of $100,000, the Company issued five million (5,000,000) shares of the Company’s $0.001 par value common stock. The Company evaluated the 5,000,000 shares of stock issued and calculated the relative fair value between the note and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 13, 2022, the date of issuance. As a result, the Company allocated $51,807 to the stock which was recorded as a debt discount with an offset to additional paid in capital. The debt discount for the stock is being amortized over the six-month term of the Note.

On July 15, 2022, in relation to the issuance of a 10% note payable in the aggregate principal amount of $200,000, the Company issued one million (1,000,000) shares of the Company’s $0.001 par value common stock. The Company evaluated the 1,000,000 shares of stock issued and calculated the relative fair value between the note payable and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 15, 2022, the date of issuance. As a result, the Company allocated $18,953 to the stock which was recorded as a debt discount with an offset to additional paid in capital. The debt discount for the stock is being amortized over the one-year term of the note payable.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 5 – STOCK (Continued)

Common Stock Issuable

Effective July 27, 2022, the Company executed a settlement related to a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018 for unpaid invoices for logo design and website development services provided. The settlement was a cash payment by the Company of $70,000 within ten (10) days of the settlement date and the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. The 1,000,000 shares were issued by the Company’s transfer agent on August 8, 2022 and the Company has recorded the issuance as common stock issuable at July 31, 2022. See Note 8 – Commitments and Contingencies and Note 9 – Subsequent Events. The Company valued the shares at $0.0193, the trading price of the Company’s Common Stock on July 27, 2022, resulting in a valuation of $19,300.  As a result, the Company recorded a $63,716 settlement gain as a component of other income (expense) in the accompanying Statement of Operations for the three months ended July 31, 2022.

Effective July 29, 2022, a warrant holder related to an original $315,000 convertible secured promissory note provided notice of a cashless exercise of the warrants at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. As a result, the Company was required on July 29, 2022 to issue 23,600,000 shares but because of reserved shares related to the underlying note, did not issued them until August 8, 2022. The Company has recorded the 23,600,000 shares as common stock issuable at July 31, 2022. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options) and calculated a deemed dividend related to the triggering of the full ratchet anti-dilution provision of the warrants at fair value in the amount of $23,600 and was recorded to retained earnings with an offset to common stock issuable. See Note 4 – Debt

NOTE 6 – STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity of the Company for the three months ended July 31, 2022:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2022	1,200,000	$0.05	1.96	$-
Outstanding, July 31, 2022	1,200,000	$0.05	1.96	$-
Exercisable, July 31, 2022	1,200,000	$0.05	1.96	$-

Stock Warrants:

Effective May 8, 2022, 1,500,000 warrants issued in relation to an original $150,000 convertible secured promissory noted issued May 2019 expired unexercised.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 6 – STOCK BASED COMPENSATION (Continued)

On May 23, 2022, in relation to a $560,000 Convertible Secured Promissory Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity. Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,080,000 shares of common stock of the Company at an exercise price of $0.025 per share.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants. As a result, the Company allocated $274,962 to the warrants which was recorded as a debt discount with an offset to additional paid in capital – See Note 4 - Debt.

The warrant calculations used the following assumptions: (1) 3- year term warrants - stock price $0.022, warrant exercise price $0.025, expected term of 3 years, expected volatility of 283% and discount rate of 1.07% and (2) 5- year term warrants - stock price $0.022, warrant exercise price ($0.03 to $0.035), expected term of 5 years, expected volatility of 317% and discount rate of 1.07%. The debt discount for the warrants is amortized over the one-year term of the Note.

Effective July 29, 2022, the warrant holder provided notice of a cashless exercise of 137,931,115 warrants at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options).

As a result, the number of warrants due to the warrant holder was adjusted from the 27,780,000 warrants above to 167,203,449 or an increase of 139,495,449 warrants. See Note 4 – Debt.

As a result of the July 29, 2022 notice from the warrant holder discussed above, the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021 and April 18, 2022 were adjusted. As a result, the adjustment was from a combined total of 53,248,000 warrants to 308,321,185 warrants or an increase of 255,973,185 warrants.

As a result of the warrant holder exercise notice on July 29, 2022 and based on cashless exercise terms, 25,000,000 of the warrants (pre-adjustment for ratchet provision) or a total of 137,931,115 were exercised and no longer outstanding at July 31, 2022, upon the issuance of 23,600,000 shares of Common Stock.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the three months ended July 31, 2022:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, April 30, 2022	62,970,000	$0.027	3.85	$-
Expired May 8, 2022	(1,500,000)	$-	-	$-
Issued May 23, 2022	167,203,449	$0.0058	2.45	$-
Adjustment from total ratchet provision July 29, 2022	255,073,185	$0.0058		-
Exercised July 29, 2022	(137,931,115)
Outstanding, July 31, 2022	345,815,519	$0.007	3.75	$-
Exercisable, July 31, 2022	345,815,519	$0.007	3.75	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $777,111 comprised of $740,000 for unpaid former officer compensation and $37,111 for the employer’s share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheets at July 31, 2022 and April 30, 2022, respectively. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At July 31, 2022 and April 30, 2022, the Company has recorded $208,297 and $210,868, respectively of accounts payable – related parties for Company related expenses. The July 31, 2022, balance of $208,297 is comprised of (1) $197,000 owed to the President, CEO, and member of the Board of Directors for payments made on behalf of the Company, (2) $10,961 owed to the CFO of the Company and (3) $336 owed to the SVP of Football Operations.

The $197,000 owed to the President, CEO and member of the Board of Directors includes $142,100 of expenses related to a consulting agreement with the Company, $40,150 of expenses related to an office in home and $14,750 of advances made to the Company. The $10,961 owed to the Chief Financial Officer of the Company is for the accrual of unpaid payroll from February 1, 2022 to February 25, 2022. The $336 owed to the Senior Vice President of Football Operations is for accrued and unpaid expenses paid on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both payable on September 30, 2022, by virtue of an extension.

For the three months ended July 31, 2022 and 2021, the Company recorded $1,386, respectively of interest expense in the accompanying unaudited Statements of Operations and at July 31, 2022 and April 30, 2022, the Company has recorded $11,915 and $10,529 of accrued interest, related party in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies for the Company have not changed from the disclosures in the Form 10-K for the years ended April 30, 2022, and 2021, filed on July 29, 2022, except for the following:

Logo Design and Website development Vendor:

Effective July 27, 2022, the Company executed a settlement related to a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018 for unpaid invoices for logo design and website development services provided. The settlement was a cash payment by the Company of $70,000 within ten (10) days of the settlement date and the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. The 1,000,000 shares were issued by the Company’s transfer agent on August 8, 2022 but the Company has recorded the issuance as common stock issuable at July 31, 2022. However, the Company did not make the $70,000 cash payment within the required timeframe and as a result, the vendor may resume collection under the judgment. See Note 5 – Stock.

Bankruptcy Trustee

Effective June 13, 2022, the Company executed an agreement with a third-party purchaser of a $70,000 judgment from August 2018 related to a claim in 2016 relating to an October 1, 2014 agreement between the Company and debtor in a Chapter 7 bankruptcy. The Company had previously recorded the $70,000 judgment as in accrued expenses. The settlement required the Company to make a $12,500 cash payment which was made and as a result, the Company recognized a $57,500 settlement gain, recorded as a component of Other Income (Expense) for the three months ended July 31, 2022. The Company received a full release from all claims related to the judgment.

Unpaid Taxes and Penalties

At July 31, 2022, and April 30, 2022, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheets at July 31, 2022, and April 30, 2022, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007, of  $289,924 and $283,983, which is included as accrued expenses in the Balance Sheets at July 31, 2022 and April 30, 2022, respectively. The Company has an agreement with the State of Delaware to pay a minimum per month. However, due to cash flow constraints, the Company has been unable to pay the minimum monthly amounts and is in default of the agreement that may cause additional interest and penalties and lead to other collection efforts by the State of Delaware.

Shareholder Approval for Certificate of Amendment

Effective August 26, 2022, the Company amended the Certificate of Incorporation in Delaware increasing the authorized shares from 950,000,000 to 2,000,000,000. For this amendment, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Company and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Company did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation. As a result, there is a risk that the shareholders of the Company could object.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Failure to Reserve Sufficient Shares of Common Stock with Transfer Agent.

The Company has existing convertible promissory notes with a covenant to reserve sufficient shares with the transfer agent of common stock for the potential conversion of these securities. At July 31, 2022, the calculated shares issuable under the assumed conversion of the promissory notes is greater than the amount of shares that the Company has reserved with the transfer agent for certain lenders. As a result, the lenders of the convertible promissory notes could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders have additional remedies including penalties against the Company. See Note 4 – Debt.

NOTE 9 – SUBSEQUENT EVENTS

Effective August 4, 2022, the Company terminated its Equity Line Purchase Agreement (“Agreement”) whereby subject to the terms and conditions set forth in this Agreement, the Company would have sold to the Investor up to Ten Million Dollars ($10,000,000) or Four Hundred Million (400,000,000) shares of registered common stock, $0.001 par value per share (the “Common Stock”). The Company had discussions with the potential investor and they both determined that based upon existing market dynamics, the existing Agreement should be terminated and both parties are negotiating new terms.

From August 4, 2022 through August 5, 2022, a lender of an original $315,000 convertible unsecured promissory note dated November 24, 2021 elected to convert the remaining principal amount of $136,743, $81,376 of accrued interest (including $79,656 of default penalty) and $3,500 of note conversion fees into 38,210,363 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $0 after the conversion. As a result of the conversion, the Company adjusted previously recorded debt issue costs to interest expense in the amount of $37,405 and the debt issue costs balance is $0 after the conversion. See Note 4 – Debt.

From August 1, 2022 through August 22, 2022, the same lender of the original $315,000 convertible unsecured promissory note discussed above, elected to exercise the right to purchase 106,102,137 of the shares of Common Stock (“Warrant Shares”) of the Company’s $0.001 par value common stock. The lender elected the cashless provision included in the warrants to purchase the shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On August 8, 2022, the Company’s transfer agent issued 1,000,000 related to a settlement for a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018 for unpaid invoices for logo design and website development services provided. The 1,000,000 shares were recorded as common stock issuable at July 31, 2022. See Note 5 – Stock and Note 8 – Commitments and Contingencies.

Effective August 22, 2022, the Company granted 1,250,000 restricted $0.001 par value common stock to the Chief Financial Officer. The common stock was vested fully on the grant date. The vested shares were valued at $0.0028 per share, the quoted market price on the date of grant and the Company will record $3,438 of stock compensation expense on the grant date of August 22, 2022. Additionally, the Company granted the Chief Financial Officer warrants to purchase 500,000 shares of the Company’s $0.001 par value common stock at an exercise price of $0.03 per share and a three (3) year term. The Company evaluated the issuance of the warrant in accordance with ASC 718, Compensation—Stock Compensation for share-based payments to employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrant was $1,211, which will be recorded to stock compensation expense on the grant date of August 22, 2022.

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0028
Exercise Price	$0.03
Expected Remaining Term	3 years
Volatility	234%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	2.74%

From September 1, 2022 to September 7, 2022, the Company signed two identical Common Stock Purchase Agreements whereby subject to the terms and conditions set forth, the Company will sell to the two Investors up to a combined Five Million Dollars ($5,000,000) of registered common stock, $0.001 par value per share (the “Common Stock”). This represents a potential $2,500,000 for each investor.

Subject to the satisfaction of all of the conditions set forth in the Agreement, the Company shall have the right, but not the obligation, to direct the Investors, by its delivery to the Investors of a Purchase Notice from time to time, to purchase a minimum of a combined fifty thousand dollars ($50,000) and up to a maximum of; (i) five hundred thousand dollars ($500,000), or (ii) one hundred and ten percent (110%) of the average daily volume traded for the Company’s common stock during the relevant Valuation Period (subject to adjustments for stock splits, dividends, and similar occurrences), subject to the Available Amount. The Valuation Period is the five (5) consecutive Business Days immediately preceding, but not including the date a Purchase Notice is delivered. The maturity date of the Agreement is June 30, 2023.

The Purchase Price is 75% of the lowest traded price of the Common Stock during the Valuation Period.   The right of the Company to commence sales of the common stock is subject to the satisfaction that the Company’s Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”) shall have been declared and remain effective by and with the SEC, and no stop order with respect to the Registration Statement shall be pending or threatened by the SEC.  Both Common Stock Purchase Agreements include a one-time $2,500 document processing fee upon the first funding.

Both Common Stock Purchase Agreements include the issuance of 31,250,000 shares of Common Stock (61,500,000 combined) with 7,812,500 each (15,625,000 combined) issued upon the execution of the Common Stock Purchase Agreements and 23,437,500 each (46,875,000 combined) issued upon an effective registration with the SEC of the Company’s Form S-1 Registration Statement.  Additionally, both Common Stock Purchase Agreements provide for the issuance of 83,333,333 warrants (166,666,666 combined) to purchase shares of Common Stock with an exercise price of $0.003 per share and a five (5) year exercise period.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On September 1, 2022, the Company received $25,000 of net proceeds from the issuance of a $30,000 face value promissory note with an OID of $5,000. Interest is accrued at ten percent (10%) annually and the principal amount and interest shall be due and payable on December 1, 2022. Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. Upon an event of default, the lender will have conversion rights for the outstanding principal, accrued interest and penalties at a conversion price of $0.001 per share. On September 1, 2022, the Company will record the $5,000 OID as a debt issue cost as an offset to the note payable to be amortized over the 3-month term.

Per an amendment to the promissory note, so long as the Company shall have any obligation under the promissory note, the Company shall use fifty percent (50%) of the proceeds generated through any equity line of credit or similar equity purchase facility to pay amounts due hereunder within five (5) business days of receipt of such proceeds. Additionally, per an amendment, so long as the Company shall have any obligation under the promissory note, the Company shall immediately take all action necessary to effect a reverse stock split of its Common Stock, with a reverse stock split ratio of at least 10:1 (10 outstanding shares of Common Stock being converted into 1 share of Common Stock in the reverse stock split), if the Trading Price (as defined below) for the Common Stock is below $0.001/share for more than 10 trading days, which action shall include filing a corporate action notification with FINRA within 3 days thereof.

On September 1, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) in the aggregate principal amount of $55,000 with an original issue discount of 10% OID. The Company received $43,530 of net proceeds from the issuance of the Note after payment of $5,000 for the OID and $5,970 of debt issuance costs. The Note is convertible at $0.0007 per share into shares of the Company’s $.001 par value common stock. The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or September 1, 2023. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

As a result of full ratchet protection provided in the Note, the amended conversion price is $0.0007 per share. The Company will ensure that common stock is reserved for the issuance of a number of Conversion Shares equal to the greater of: (a) 314,285,714 shares of Common Stock or (b) the sum of (i) the number of Conversion Shares issuable upon the full conversion of this Note (assuming no payment of Principal Amount or interest) at the time of such calculation (taking into consideration any adjustments to the Conversion Price as provided in this Note) multiplied by (ii) four (4) (the “Reserved Amount”). If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125% “) (provided, however, that 125% shall be replaced with 200% if an Event of Default occurs due to the Company’s failure to file its Form 10-Q for the period ended July 31, 2022, on or before September 30, 2022), as well as all costs, including, without limitation, legal fees and expenses, of collection, all without demand, presentment or notice, all of which hereby are expressly waived by the Borrower.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2022

NOTE 9 – SUBSEQUENT EVENTS (Continued)

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable five (5) year term to acquire 30,000,000 shares of common stock of the Company at an exercise price of $0.0007 per share and (2) cancellable five (5) year term to acquire 47,000,000 shares of common stock of the Company at an exercise price of $0.002 per share. The 47,000,000 warrant is cancellable if the Company repays the Note prior to maturity. Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,080,000 shares of common stock of the Company at an exercise price of $0.025 per share.

The Company evaluated the Note in accordance with ASU 2020-06 ASU 2020-06 “Debt—Debt with Conversion and Other Options” and determined that the conversion price is at a fixed rate. Further, due to the adoption of ASU 2020-06, no beneficial conversion feature was recorded. As a result, on the Note date of September 1, 2022, the Company recorded $55,000 as the liability for the Note with offsets of $5,500 for the OID and $5,970 of debt issue costs, both are being amortized to interest expense over the one-year term of the Note.

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rate distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for the warrants. As a result, the Company allocated $35,619 to the warrants which was recorded as a debt discount with an offset to additional paid in capital in the accompanying financial statements. The warrant calculations used the following assumptions: (1) 5- year term warrants - stock price $0.00165, warrant exercise price $0.0007 and $0.002, expected term of 5 years, expected volatility of 323% and discount rate of 2.88%. The debt discount for the warrants will be amortized over the one-year term of the Note.

As a result of the exercise price of $0.0007 per share, this triggered down round protection and the Company will record a deemed dividend for the change in fair value of the warrants.

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

Plan of Operation

The Company plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Major League Football, Inc. (the “Company,” “we,” “us” or “our”) plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan that was initiated in June 2022 was that the initial teams would be located in Ohio, Virginia, Arkansas, and Texas. Our proposed spring playing schedule avoids all competition with the NFL and colleges and these initial cities have both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology.

We commenced football training camp operations in June 2022 with a camp start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of the delay, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has a significant amount of outstanding accounts payable at July 31, 2022 that the Company is committed to paying in full.

We have commenced planning for a full spring football season in 2023 tentatively commencing a training camp in April 2023 with games from May through June 2023 and a championship game held in July 2023.

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

 In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Subsequently, the COVID-19 pandemic has continued to spread and various state and local governments have issued or extended “shelter-in-place” orders. The spread of the pandemic has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an unknown magnitude and duration.

The future operational and financial impact of the COVID-19 pandemic is difficult to determine, and it is not possible to predict the duration and severity of the economic disruption, government restrictions and stimulus, social distancing and phased re-opening of economies, nor estimate the impact that this may have on the Company, its financial condition, and its results of operations. While we believe that the coronavirus pandemic has not had a significant impact on our financial condition and results of operations at this time, the potential economic impact brought by the coronavirus pandemic, which may be exacerbated by the global macroeconomic uncertainty from the ongoing conflict between Russia and Ukraine, is difficult to assess or predict. There may be developments outside of our control that require us to adjust our operating plans. Given the nature of the situation, we cannot reasonably estimate the impact of the coronavirus pandemic on our financial condition, results of operations or cash flows in the future.

Inflation has increased during the period covered by this report and is expected to continue to remain at elevated levels or even increase for the near future. Inflation generally affects us by increasing our cost of our football operating expenses including the costs of professional fees for services provided. We do not believe inflation has had a material effect on our results of operations during the three months ended July 31, 2022.

On September 7, 2022, the Company announced that it had signed two Common Stock Purchase Agreements in the amount of $2,500,000 each or $5,000,000 combined. The ability for the Company to obtain funds from both agreements is contingent on the Company filing and obtaining approval of a Form S-1 Registration Statement with the Securities and Exchange Commission (“SEC”). As previously announced, the Company continues to move forward with plans to pay all obligations incurred while preparing for a full season of spring football in 2023. The key management team of the Company remains intact and dedicated to this goal. In addition to these two agreements, the Company continues to have discussions with other parties for potential funding. The Common Stock Purchase Agreements are contingent on approval of the Form S-1 Registration Statement, which may not occur in a timely fashion, as it is dependent on the process and timeframe of the SEC. As a result, we may not be able to achieve these capital-raising objectives and if the required capital is not obtained in the proposed timeframe, the Company’s planned 2023 spring football season could be delayed or not occur.

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

 Financial Condition

As reflected in the unaudited financial statements, the Company had limited revenues and had a net loss of $3,721,594 for the three months ended July 31, 2022. Additionally, the Company had net cash used in operating activities of $1,951,422 for the three months ended July 31, 2022. At July 31, 2022, the Company has a working capital deficit of $6,743,605, an accumulated deficit of $35,803,996 and a stockholders’ deficit of $6,165,251, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending July 31, 2022, compared to the three months ended July 31, 2021

During the three months ended July 31, 2022, the Company recorded $8,677 of revenue and $7,365 of cost of goods sold related to the sale of MLFB on-line digital media merchandise. As a result, the Company realized a gross margin of $1,312 related to the sale of MLFB-on-line digital media merchandise with no comparable amounts in 2021.

Total operating expenses for the three months ended July 31, 2022, were $3,377,656 as compared to total operating expenses for the three months ended July 31, 2021 of $415,210 or an increase of $2,962,446. The increase in expense from 2021 to 2022 was primarily from a $2,261,389 increase in football camp expense, an $846,068 increase in compensation, a $52,500 increase in write off of prepaid investor relation fees and a $61,477 increase in professional fees, offset by a $312,800 decrease in general and administrative expense. The increase in football camp expense was related to the Company’s training camp in Mobile Alabama with no comparable amount in 2021. The increase in compensation is related to payroll for corporate and coaches with no comparable amount in 2021. The increase in write off of prepaid investor relation fees was because the services were provided and expensed.  The increase in legal fees is primarily related to a $30,850 increase in legal expense and a $20,357 increase in consulting expense. The increase in legal expense was primarily from expenses for the Company’s Regulation A and proposed S-1 offering with no comparable amount in 2021. The increase in consulting expense was primarily related to expenses incurred for the Company’s training camp held in Mobile Alabama with no comparable amount in 2021. The decrease in general and administrative expense was primarily related to $290,031 of stock compensation expense in 2021 with no comparable amount in 2022. The stock compensation expense was comprised of $191,250 for stock issued and $98,781 for warrants issued to key consultants.

Other income (expense) for the three months ended July 31, 2022, was $345,250 of expense compared to $145,714 of expense for the three months ended July 31, 2021 or an increase in expense of $199,536. The increase in expense from 2021 to 2022 was primarily from a $372,384 increase in interest expense and a $176,216 increase in settlement income. The increase in interest expense was primarily from $244,749 of amortization of debt issue costs and original issue discount on convertible promissory notes, $90,820 from a put premium liability on a convertible unsecured promissory note and $36,816 for interest on other debt. The increase in settlement income was primarily from $121,216 of income from the settlement of outstanding judgments against the company as compared to a $55,000 settlement expense in 2021 from the issuance of a note payable.

Because of the above, we had a net loss of $3,721,594 as compared to a net loss of $560,924 for the three months ended July 31, 2022, and 2021, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $4,851 of cash at July 31, 2022. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate. See Significant Events for additional discussion.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the three months ended July 31, 2022, and 2021:

	For the Three Months Ended,
	July 31, 2022	July 31, 2021

Net cash used in operating activities	$(1,951,422)	$(110,483)
Net cash used in investing activities	(76,268)	-
Net cash provided by financing activities	1,359,360	95,000

Net decrease in cash	$(668,330)	$(15,483)

 Net Cash Used in Operating Activities

Net cash used in operating activities was $1,951,422 during the three months ended July 31, 2022, compared to $110,483 used during the three months ended July 31, 2021, or an increase in cash used of $1,840,939. After adjusting for non-cash expense items of $320,229 in 2022 and $395,384 in 2021, adjusted net cash used in operations would be $1,631,193 in 2022 and adjusted non-cash provided by operations would be $284,901 in 2021. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the increase in the net cash used in operating activities was primarily from an increase in the operating expenses of the Company from 2021 to 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $76,268 during the three months ended July 31, 2022, compared to $0 during the three months ended July 31, 2021, or an increase of $76,268. The $76,268 during the three months ended July 31, 2022, was for the purchase of football equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,359,360 of net cash during the three months ended July 31, 2022, as compared to $95,000 provided during the three months ended July 31, 2021, or an increase of $1,264,360. The increase in net cash provided from 2021 to 2022 was primarily from (1) $549,800 of proceeds from the sale of common stock in 2022 with no comparable amount in 2021, (2) $468,760 of proceeds from the issuance of convertible secured promissory notes, (3) $202,000 of proceeds from the issuance of convertible unsecured promissory notes as compared to $95,000 in 2021 and (4) $148,800 of proceeds from the issuance of notes payable in 2022 with no comparable amount in 2021. This was offset by the repayment of $5,000 for a note payable and a repayment of $5,000 for an unsecured convertible promissory note with no comparable amount in 2021.

Off-Balance Sheet Arrangements

At July 31, 2022, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2022, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

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

To mitigate the above weaknesses(s), to the fullest extent possible, our Company has engaged a financial consultant with significant accounting and reporting experience to assist in becoming and remaining current with its reporting responsibilities. Additionally, as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above. Additionally, the Company plans on hiring a fulltime Controller when funds are sufficient.

Changes in Internal Control Over Financial Reporting.

No change in our Company’s internal control over financial reporting occurred during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Significant Events

We commenced football training camp operations in June 2022 with a cap start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due to a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of the delay, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shut down of the training camp, the Company has a significant amount of outstanding accounts payable at July 31, 2022 that the Company is committed to paying in full. We have commenced planning for a full spring football season in 2023 tentatively commencing a training camp in April 2023 with games from May through June 2023 and a championship game held in July 2023.

In August 2022, the Company announced that it had received two proposals being (1) a $2,500,000 Stock Equity Term Sheet from an institution and (2) a $5,000,000 Stock Equity Term Sheet from another institution. As previously announced, the Company continues to move forward with plans to pay all obligations incurred while preparing for a full season of spring football in 2023. The key management team of the Company remains intact and dedicated to this goal. In addition to these two Term Sheets, which the Company and its financial advisors are reviewing, the Company continues to have discussions with other parties for additional funding.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information required herein is incorporated by reference from Note 8 – Commitments and Contingencies in the Notes to the Unaudited Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Not required as a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

1. From May 11, 2022 through July 20, 2022, the Company received $549,800 of proceeds from the sale of 29,157,141 shares of stock at prices ranging from $0.0168 to $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but were not processed because of technical paperwork items with the subscription documents. As a result, the Company has recorded the $40,000 as a subscription payable to the investors at July 31, 2022.

2. From May 23, 2022 to July 6, 2022, a lender of an original $315,000 senior secured promissory note, elected to convert $178,257 of the principal amount, $20,083 of accrued interest and a $3,500 of note conversion fees into 34,800,000 shares of the Company’s $0.001 par value common stock and the principal balance of the promissory note is $136,743 after the conversion.

3. Effective June 6, 2022, the Company executed a settlement agreement with the lender of an original $150,000 convertible unsecured promissory note with an outstanding $6,000 principal balance. The settlement agreement was a release of any and all rights that the lender could have requested in exchange for the issuance of 2,600,000 shares of the Company’s $0.001 par value common stock. In exchange for the issuance of the shares, the remaining $6,000 outstanding principal balance of the note payable and accrued interest of $1,221 or $7,221 in total were cancelled. The difference between the $7,221 and $2,600 par value of the shares issued or $4,621 was recorded as an offset to additional paid in capital.

4. From June 29, 2022 through July 11, 2022, the lender of an original $55,000 convertible unsecured promissory note elected to convert the entire $55,000 outstanding principal amount and $2,200 of accrued interest into 4,144,927 shares of the Company’s $0.001 par value common stock and as a result, the principal balance of the promissory note and accrued interest is $0 after the conversion.

5. On July 13, 2022, in relation to the issuance of a 10% convertible promissory note in the aggregate principal amount of $100,000, the Company issued five million (5,000,000) shares of the Company’s $0.001 par value common stock. The Company evaluated the 5,000,000 shares of stock issued and calculated the relative fair value between the note and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 13, 2022, the date of issuance. As a result, the Company allocated $51,807 to the stock which was recorded as a debt discount with an offset to additional paid in capital. The debt discount for the stock is being amortized over the six-month term of the Note.

6. On July 15, 2022, in relation to the issuance of a 10% note payable in the aggregate principal amount of $200,000, the Company issued one million (1,000,000) shares of the Company’s $0.001 par value common stock. The Company evaluated the 1,000,000 shares of stock issued and calculated the relative fair value between the note payable and the stock on the issue date utilizing the $0.0215 trading price of the stock on July 15, 2022, the date of issuance. As a result, the Company allocated $18,953 to the stock which was recorded as a debt discount with an offset to additional paid in capital. The debt discount for the stock is being amortized over the one-year term of the note payable.

7. Effective July 27, 2022, the Company executed a settlement related to a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018 for unpaid invoices for logo design and website development services provided. The settlement was a cash payment by the Company of $70,000 within ten (10) days of the settlement date and the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. The 1,000,000 shares were issued by the Company’s transfer agent on June 6, 2022 but the Company has recorded the issuance as common stock issuable at July 31, 2022.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 3. Defaults Upon Senior Securities.

At July 31, 2022 and April 30, 2022, the Company has recorded $16,802 owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note at July 31, 2022 and April 30, 2022 is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Major League Football, Inc.

September 14, 2022	By:	/s/ Francis J. Murtha
Francis J. Murtha
Principal Executive Officer

Major League Football, Inc.

September 14, 2022	By:	/s/ Gregory F. Campbell
Gregory F. Campbell
Principal Financial Officer

