Form 10-Q
period 2022-10-31
MAJOR LEAGUE FOOTBALL INC
filed 2022-12-20
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Class	Outstanding as of December 20, 2022
Common Stock, $0.001 par value per share	941,653,385

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

October 31, 2022

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	October 31, 2022	April 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$28,227	$673,181
Accounts receivable	-	3,802
Insurance deposits	46,022	-
Prepaid fees	-	668
Prepaid consulting - related party	-	52,500
TOTAL CURRENT ASSETS	74,249	730,151

PROPERTY AND EQUIPMENT
Football and office equipment, net of accumulated depreciation of $69,658 and $0	524,743	518,133
TOTAL PROPERTY AND EQUIPMENT	524,743	518,133

OTHER ASSETS
Trademarks	2,500	2,500
Deferred offering costs	296,120	-
Security deposits	6,607	6,607
TOTAL OTHER ASSETS	305,227	9,107

TOTAL ASSETS	$904,219	$1,257,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,112,200	$1,740,655
Accounts payable - related parties	191,547	210,868
Accrued former officer compensation and payroll taxes	777,111	777,111
Accrued expenses	309,728	367,756
Accrued payroll	498,500	25,726
Subscription payable	40,000	-
Deferred revenue	-	3,802
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $117,866 and $32,129 debt discounts and including put premiums	496,849	269,112
Convertible secured promissory notes, net of $404,415 and $462,468 debt discounts and including put premiums	787,387	429,385
Conversion option liability	2,168,805	197,508
Warrant derivative liability	2,959,657	-
Notes payable net of $51,099 and $0 debt discounts	531,201	357,300
Notes payable, related party	55,000	55,000
Accrued interest	448,869	361,400
Accrued interest - related party	13,301	10,529

TOTAL CURRENT LIABILITIES	12,500,309	4,916,306

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
864,153,385 and 527,327,424 shares issued and 862,653,385 and 525,827,424
shares outstanding at October 31, 2022 and April 30, 2022, respectively	862,653	525,827
Additional paid-in capital	25,759,205	26,477,739
Accumulated deficit	(38,217,948)	(30,662,481)

TOTAL STOCKHOLDERS’ DEFICIT	(11,596,090)	(3,658,915)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$904,219	$1,257,391

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

Revenue
Online store sales	$503	$-	$9,180	$-
Total Revenue	503	-	9,180	-

Cost of Revenue
Online store costs	-	-	7,365	-
Total Cost of Revenue	-	-	7,365	-

Gross Margin	503	-	1,815	-

Operating Expenses
Professional fees	72,429	55,385	217,812	139,291
Football camp expense	3,712	-	2,265,101	-
Compensation expense	370,927	-	1,216,995	-
Write off of prepaid investor relations	-	-	52,500	-
Rent expense	36,140	37,374	64,798	73,277
Depreciation expense	44,504	-	69,658	-
General and administrative expense	15,770	8,533	34,274	303,934
Total Operating Expenses	543,482	101,292	3,921,138	516,502

Operating Loss	(542,979)	(101,292)	(3,919,323)	(516,502)

Other Income (Expense)
Tax penalties and interest	(6,030)	(5,681)	(11,972)	(11,278)
Interest expense	(425,853)	(49,070)	(904,090)	(154,923)
Settlement income (expense)	(83,016)	-	38,200	(55,000)
Other expense	(5,250)	(1,750)	(8,750)	(1,750)
Gain (loss) from change in fair value of conversion option liability	1,012,050	(25,272)	1,033,263	(4,536)
Gain from change in fair value of warrant derivative liability	1,605,672	-	1,605,672	-
Total Other Income (Expense), net	2,097,573	(81,773)	1,752,323	(227,487)

Net Income (Loss)	$1,554,594	$(183,065)	$(2,167,000)	$(743,989)

Deemed Dividend	(3,968,546)	-	(5,388,467)	-

Net Loss Available to Common Shareholders	$(2,413,952)	$(183,065)	$(7,555,467)	$(743,989)

Basic and Diluted Net Loss Per Share Available to Common Shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares - Basic and Diluted - Available to Common Shareholders	772,181,403	432,532,346	811,301,892	432,532,346

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended October 31, 2022

Balance at July 31, 2022	602,529,492	$602,529	24,600,000	$24,600	$29,011,616	$(35,803,996)	($6,165,251)

Conversion of convertible secured promissory notes	72,798,448	72,798	-	-	173,034	-	245,832
Issuance of common stock from cashless exercise of warrants	167,730,445	167,730	(23,600,000)	(23,600)	(144,130)	-	-
Issuance of common stock for settlement	1,000,000	1,000	(1,000,000)	(1,000)	-	-	-
Issuance of common stock to employee for services	1,250,000	1,250	-	-	2,188	-	3,438
Issuance of warrant to employee for services	-	-	-	-	1,211	-	1,211
Issuance of common stock to consultants for services	1,720,000	1,720	-	-	516	-	2,236
Issuance of common stock for equity line of credit	15,625,000	15,626	-	-	9,765	-	25,391
Issuance of warrant for equity line of credit	-	-	-	-	270,729	-	270,729
Issuance of warrant with convertible secured promissory note	-	-	-	-	35,619	-	35,619
Reclassification from equity of initial conversion option derivative value	-	-	-	-	(3,004,560)	-	(3,004,560)
Reclassification from equity of initial warrant derivative value	-	-	-	-	(4,565,329)	-	(4,565,329)
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at incremental value	-	-	-	-	3,968,546	(3,968,546)	-
Net Income, three months ended October 31, 2022	-	-	-	-	-	1,554,594	1,554,594

Balance at October 31, 2022	862,653,385	$862,653	-	$-	$25,759,205	$(38,217,948)	$(11,596,090)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended October 31, 2021

Balance at July 31, 2021	433,402,102	$433,402	$24,600,248	$(29,553,706)	$(4,520,056)

Conversion of convertible unsecured promissory notes	15,765,536	15,766	85,034	-	100,800
Conversion of convertible secured promissory note	2,498,971	2,499	3,499	-	5,998
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	89,024	-	89,024
Net loss, three months ended October 31, 2021	-	-	-	(183,065)	(183,065)

Balance at October 31, 2021	451,666,609	$451,667	$24,777,805	$(29,736,771)	$(4,507,299)

See accompanying condensed notes to these unaudited financial statements.

 MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
For the Six Months Ended October 31, 2022

Balance at April 30, 2022	525,827,424	$525,827	$26,477,739	$(30,662,481)	$(3,658,915)

Sale of common stock, net of offering costs	29,157,141	29,157	520,643	-	549,800
Conversion of convertible unsecured promissory notes	4,144,927	4,145	53,055	-	57,200
Conversion of convertible secured promissory notes	107,598,448	107,598	340,074	-	447,672
Issuance of common stock for settlements	3,600,000	3,600	22,921	-	26,521
Issuance of common stock from cashless exercise of warrants	167,730,445	167,730	(167,730)	-	-
Issuance of common stock with convertible unsecured promissory note	5,000,000	5,000	46,807	-	51,807
Issuance of common stock with note payable	1,000,000	1,000	17,953	-	18,953
Issuance of common stock to employee for services	1,250,000	1,250	2,188	-	3,438
Issuance of warrant to employee for services	-	-	1,211	-	1,211
Issuance of common stock to consultants for services	1,720,000	1,720	516	-	2,236
Issuance of common stock for equity line of credit	15,625,000	15,626	9,765	-	25,391
Issuance of warrant with convertible secured promissory note	-	-	310,581	-	310,581
Issuance of warrant for equity line of credit	-	-	270,729	-	270,729
Reclassification from equity of initial conversion option derivative value	-	-	(3,004,560)	-	(3,004,560)
Reclassification from equity of initial warrant derivative value	-	-	(4,565,329)	-	(4,565,329)
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at incremental value	-	-	5,388,467	(5,388,467)	-
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	29,615	-	29,615
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	4,560	-	4,560
Net loss, six months ended October 31, 2022	-	-	-	(2,167,000)	(2,167,000)

Balance at October 31, 2022	862,653,385	$862,653	$25,759,205	$(38,217,948)	$(11,596,090)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Six Months Ended October 31, 2021

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)

Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services	15,300,000	15,300	-	-	175,950	-	191,250
Issuance of warrants to consultants for services	-	-	-	-	98,781	-	98,781
Conversion of convertible unsecured promissory notes	15,765,536	15,766	-	-	85,034	-	100,800
Conversion of convertible secured promissory note	2,498,971	2,499	-	-	3,499	-	5,998
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	89,024	-	89,024
Net loss, six months ended October 31, 2021	-	-	-	-	-	(743,989)	(743,989)

Balance at October 31, 2021	451,666,609	$451,667	-	$-	$24,777,805	$(29,736,771)	$(4,507,299)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2022	October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,167,000)	$(743,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	19,566	8,687
Amortization of debt discount on convertible secured promissory notes	471,293	7,244
Amortization of debt discount on notes payable	24,054	-
Issuance of common stock to employee for services	3,438	-
Issuance of warrant to employee for services	1,211	-
Issuance of common stock to consultants for services	2,236	191,250
Issuance of warrants to consultants for services	-	98,781
Settlement expense (income)	(38,200)	55,000
Late fee on convertible promissory note in default	-	1,750
Conversion fees on convertible unsecured promissory notes	8,750	-
Write off of prepaid investor relation fees	52,500	-
Accretion of put premium liability	158,153	67,333
Gain (loss) from change in fair value of conversion option liability	(1,033,263)	4,536
Gain from change in fair value of warrant derivative liability	(1,605,672)	-
Depreciation expense	69,658	-
Default interest from conversion of convertible secured promissory note	79,656	-
Changes in operating assets and liabilities:
Accounts receivable	3,802	-
Prepaid fees	668	-
Deposits	(46,022)	-
Accounts payable	1,371,545	34,175
Accounts payable - related parties	(19,321)	17,732
Subscription payable	40,000	-
Deferred revenue	(3,802)	-
Accrued expenses	(528)	11,277
Accrued payroll	472,774	-
Accrued interest	135,156	55,448
Accrued interest - related party	2,772	2,772
Net cash used in operating activities	(1,996,576)	(188,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of football equipment	(76,268)	-
Net cash used in investing activities	(76,268)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	202,000	95,000
Proceeds from issuance of convertible secured promissory notes, net of issue costs	512,290	126,100
Proceeds from issuance of notes payable, net of issue costs	173,800	-
Repayment of note payable	(5,000)	-
Repayment of convertible unsecured promissory note	(5,000)	-
Repayment of convertible secured promissory note	-	(50,000)
Proceeds from sale of common stock, net of fees	549,800	-
Net cash provided by financing activities	1,427,890	171,100

NET DECREASE IN CASH	(644,954)	(16,904)
CASH - BEGINNING OF PERIOD	673,181	19,778
CASH - END OF PERIOD	$28,227	$2,874

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Six Months Ended,
	October 31, 2022	October 31, 2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion and payment of promissory notes	$34,175	$89,024
Conversion of convertible secured promissory note	$315,000	$5,998
Conversion of convertible unsecured promissory notes and accrued interest	$57,200	$100,800
Conversion of accrued interest on convertible secured promissory notes	$44,266	$-
Discounts related to convertible promissory notes	$112,500	$37,400
Fair value of warrants issued with secured convertible promissory notes	$310,581	$-
Reclassification from equity of initial conversion option derivative value	$3,004,560	$-
Reclassification from equity of initial warrant derivative value	$4,565,329	$-
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at fair value	$5,388,467	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Major League Football, Inc. (the “Company,” “we,” “us” or “our”) plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan that was initiated in June 2022 was that the initial teams would be located in Ohio, Virginia, Arkansas, and Alabama. Our proposed spring playing schedule avoids all competition with the NFL and colleges and these initial cities have both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology.

We commenced football training camp operations in June 2022 with a camp start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of a delay in funding, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has incurred a significant number of unpaid charges which are recorded as accounts payable at October 31, 2022 that the Company is committed to paying in full.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the financial statements, the Company had limited revenues and had a net income (loss) of $1,554,594 and $(2,167,000) for the three and six months ended October 31, 2022, respectively. Additionally, the Company had net cash used in operating activities of $1,996,576 for the six months ended October 31, 2022. At October 31, 2022, the Company has a working capital deficit of $12,426,060, an accumulated deficit of $38,217,948 and a stockholders’ deficit of $11,596,090, which could have a material impact on the Company’s financial condition and operations.

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

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

October 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as filed with the SEC on July 29, 2022. The interim unaudited operating results for the three and six months ended October 31, 2022 are not necessarily indicative of operating results expected for the full fiscal year.

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

Reclassification

The Company reclassed rent expense from general and administrative expense for the three and six months ended October 31, 2021, in the amount of $37,374 and $73,277 to a separate line item to conform with current period presentation. Total operating expenses were unchanged.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at October 31, 2022 and April 30, 2022.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of October 31, 2022). At October 31, 2022, none of our deposit accounts exceeded the insured amount. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which are deposits are held.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

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

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option within this Topic contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing model. On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract is recorded as a component of other income (expense) in the accompanying Statements of Operations. The classification of equity-linked contracts is reassessed at each balance sheet date.  If the classification required under this subtopic changes as a result of events during the period, the contract shall be reclassified at the date of the event that caused such reclassification. If reclassification is required, the change in fair valuer of the contract during the period the contract was classified as equity shall be accounted for as an adjustment to stockholders’ equity.  The contract is subsequently adjusted to fair value through earnings.  Such a reclassification event occurred during the three and six months ended October 31, 2022, as more fully disclosed below.

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

Convertible Notes With Variable Conversion Options

The Company has entered into convertible promissory notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the trading price of the common stock at the time of conversion. The Company treats these convertible promissory notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the put premium to interest expense.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Assets and liabilities measured at fair value on a recurring basis consist of the following at October 31, 2022 and April 30, 2022:

	Carrying Value at October 31,	Fair Value Measurements at October 31, 2022
	2022	Level 1		Level 2	Level 3

Conversion option liability	$2,168,805		$-	$-	$2,168,805
Warrant derivative liability	$2,959,657	$		$-	$2,959,657

	Carrying Value at April 30,	Fair Value Measurements at April 30, 2022
	2022	Level 1	Level 2	Level 3

Conversion option liability	$197,508	$-	$-	$197,508

The following is a summary of activity of Level 3 assets and liabilities for the six months ended October 31, 2022:

Conversion Option Liability
Balance – April 30, 2022	$197,508
Initial value of conversion option liability	3,004,560
Gain from change in the fair value of conversion option liability	(1,033,263)
Balance – October 31, 2022	$2,168,805

Warrant Derivative Liability
Balance – April 30, 2022	$-
Initial value of warrant derivative liability	4,565,329
Gain from change in the fair value of warrant derivative liability	(1,605,672)
Balance – October 31, 2022	$2,959,657

Changes in fair value of the conversion option liability and warrant derivative liability are included as a separate Other Income (Expense) item in the accompanying Statements of Operations.

Leases

The Company follows ASC 842 regarding leases whereby lessees need to recognize leases on their balance sheet as a right of use asset and a corresponding lease liability. We have elected to exclude leases with a lease term of one year or less. The Company has no leases with over one year term.

Sequencing

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement or upon a triggering event and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

As a result of entering into warrant and convertible debt agreements, for which such instruments contained certain anti-dilution provisions, the Company could not demonstrate it has sufficient authorized shares and as a result, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.  Accordingly, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 “Derivatives and Hedging” whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based options issued to employees or directors.  See Net Income (Loss) per Share below.

Revenue Recognition

The Company will recognize revenue in accordance with the five-step method prescribed by ASC 606 “Revenues from Contracts with Customers”.

League Tryout and Training Camps

The Company will recognize league tryout and training camp revenue on the dates that the events are held. The Company commenced a training camp on July 18, 2022 in Mobile, Alabama but this was terminated on July 29, 2022 due to a lack of sufficient funding. The Company did not charge players a training camp fee and as a result, there was no revenue from tryout and training camps during the three and six months ended October 31, 2022 or 2021, respectively.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions, as applicable. The Company football league operations had not commenced as of October 31, 2022. The Company commenced the selling of on-line digital media merchandise through a third party drop shipper on April 29, 2022 and customers sent cash for certain items that were not shipped until May 2022. The Company recorded $3,802 of accounts receivable with an offset to deferred revenue at April 30, 2022. Subsequently, the drop shipper shipped the items to customers and the Company recognized revenue and cost of goods sold. During the three and six months ended October 31, 2022, the Company recorded $502 and $9,180 of revenue and $0 and $7,365 of cost of goods sold, respectively related to on-line digital merchandise.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At October 31, 2022 and April 30, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements

Stock Based Compensation

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securities that could potentially dilute earnings per share in the future are as follows:

	October 31, 2022	April 30, 2022
Warrants to purchase common stock - *	2,767,305,980	62,970,000
Options to purchase common stock	1,200,000	1,200,000
Conversion of convertible unsecured promissory notes - *	692,178,144	20,782,211
Conversion of convertible secured promissory notes - *	1,938,096,966	11,586,275
Total	5,398,781,090	96,538,486

*Based on the Company sequencing policy, certain dilutive securities above the Company authorized shares of 2,000,000,000 have been reclassified as derivative liabilities at October 31, 2022.

Effective September 15, 2002, the Company determined that because of entering into certain warrant and convertible debt agreements, for which such instruments contained anti-dilution provisions , the Company could not demonstrate that it had sufficient authorized shares and as a result, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

The Company evaluated that there was a potential of 5,398,781,090 per the above table that could be converted into shares of the Company’s $0.001 par value common stock.  The Company has 2,000,000,000 shares authorized and as a result, utilized the first in-first out sequencing of securities convertible.  The Company calculated at September 15, 2022, after adjusting for convertible securities and warrants on the first in-first out basis, 4,339,234,474 shares were potentially issuable above the 2,000,000,000 authorized limit. Based on the Company’s revaluation of these instruments and not having sufficient authorized shares to settle these instruments with shares, the Company reclassified such instruments from stockholders’ equity to a derivative liability. The Company evaluated the change for both warrants and convertible debt using the Binomial Lattice Option Pricing Model at September 15, 2022 and recorded $3,004,560 for the initial value of conversion option liability and $4,565,329 for the initial value of warrant derivative liability with an offset to additional paid in capital.  The Company performed a revaluation at October 31, 2022 and recorded a $1,033,263 gain from the change in fair value of conversion option liability and a $1,605,672 gain from the change in fair value of warrant derivative value,

Contingencies

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

October 31, 2022

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

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after October 31, 2022 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	October 31, 2022	April 30, 2022
Football Equipment	1-5 years	$583,401	$507,133
Office Equipment	1 year	11,000	11,000
Less: Accumulated Depreciation		(69,658)	-
		$524,743	$518,133

The Company commenced training camp operations on June 9, 2022 including the transportation of certain football and office equipment previously held in storage or purchased during the six months ended October 31, 2022. As a result, the Company commenced depreciation of certain of its football and office equipment.

During the six months ended October 31, 2022, the Company purchased $76,268 of football equipment. Depreciation expense amounted to $44,504 and $69,658 for the three and six months ended October 31, 2022, respectively. There was no depreciation expense for the three and six months ended October 31, 2021, respectively.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2022

NOTE 3 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	October 31, 2022	April 30, 2022
Penalties and interest - unpaid state income tax	$295,955	$283,983
Unpaid federal income tax	1,764	1,764
Legal settlement (See Note 8 – Commitments and Contingencies)	-	70,000
Accrued payroll tax	839	839
Accrued penalties for failure to file federal tax returns	4,020	4,020
Late charges on unpaid promissory note	7,150	7,150
Total Accrued Expenses	$309,728	$367,756

NOTE 4 – DEBT

	October 31, 2022	April 30, 2022
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand. In Default	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	5,000	5,000
Jul. 31, 2021. Interest at 10% and principal and interest due Jul. 31, 2022. In Default	45,000	50,000
Jul. 15, 2022. Interest at 10% and principal and interest due Jul. 15, 2023	200,000	-
Sep. 1, 2022. Interest at 10% and principal and interest due Dec. 1, 2022	30,000	-

Less: Debt Discount	(51,099)	-

Total Notes Payable	$531,201	$357,300

At October 31, 2022 and April 30, 2022, the Company has recorded $582,300 and $357,300 of Notes Payable, respectively. The $582,300 of Notes Payable at October 31, 2022 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from no interest to 8% annually.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (Continued)

Included in the $232,300 balance are the following in default at October 31, 2022 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company did not pay and as a result, recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at October 31, 2022 and April 30, 2022 and (2) a $35,000 Note Payable dated August 4, 2016, for which the lender requested payment, and the Company did not pay and as a result, recorded a $1,750 late fee that is included in accrued expenses in the accompanying Balance Sheet at October 31, 2022. See Note 3 – Accrued Expenses.

 Note Payable – September 25, 2019

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at October 31, 2022 and April 30, 2022. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020 and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At October 31, 2022, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

Note Payable – April 9, 2020

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date and no extension has been received. The lender provided the Company with an option to purchase football equipment that was stored at a warehouse in Texas and the Company paid the rent for the warehouse. On April 21, 2022, the Company and the lender executed a settlement agreement for the Company to pay the lender $475,000 which represented (1) the purchase of the football equipment in Texas for $450,000 and (2) to repay $25,000 of the note payable principal resulting in an outstanding balance of $5,000 at October 31, 2022 and April 30, 2022. The Company owed the lender for other convertible debt besides this note payable and offered the Company to pay off all of the debt and accrued interest with a $215,260 payment within thirty days of the settlement date or the lender would retain all rights to convert the outstanding amounts into Company common stock. The Company did not make this payment and the lender retains all rights under the original terms. At October 31, 2022, the Company owes the lender for all debt outstanding representing $91,802 of principal and $1,786,569 of accrued interest, including default interest.

Note Payable – July 31, 2021

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest were payable on July 31, 2022 and is in default. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the Statement of Operations for the year ended April 30, 2022. On April 11, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $50,000 at April 30, 2022. From May 10, 2022 to June 8, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $45,000 at October 31, 2022.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (Continued)

Note Payable – July 15, 2022

On July 15, 2022, the Company received $160,000 of net proceeds from the issuance of a $200,000 face value note payable with an original issue discount of $40,000. Interest is accrued at ten percent (10%) annually and the principal amount and interest shall be due and payable in seven equal monthly payments of thirty-one thousand, four hundred twenty-nine dollars ($31,429), commencing on December 15, 2022 and continuing on the 15th day of each month thereafter until paid in full not later than July 15, 2023 (the “Maturity Date”.) Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

Additionally, the note payable provided for the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. As a component of the note payable, the Company separately paid a brokerage commission in the amount of $11,200, recorded as debt issue costs as an offset to the note payable to be amortized over the 1-year term.

The note payable included a provision as follows – “in the event that the Company at its own will files a qualified Offering Statement on Form 1-A transaction and it is effective, the lender may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares of the Company’s Common Stock at the Reg A offering price. The Company previously filed and had an approved Form 1-A transaction on February 8, 2022, and further amended the price to $0.0168 per share on July 18, 2022. However, the Company terminated the Form 1-A offering on September 14, 2022 and the lender will have no option to convert any amount of the note payable including accrued interest at the Form 1-A price of $0.0168 per share.

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

In total, the Company recorded $70,153 of debt discounts on the date of the note payable (OID, debt discount cost and stock). During the three and six months ended October 31, 2022, the Company recorded $20,757 for the amortization of the debt discounts to interest expense and the debt discount balance was $48,396 at October 31, 2022.

Note Payable – September 1, 2022

On September 1, 2022, the Company received $25,000 of net proceeds from the issuance of a $30,000 face value note payable with an original issue discount of $5,000. Interest is accrued at ten percent (10%) annually and the principal amount and interest is due and payable on December 31, 2022, by virtue of a signed extension (the “Maturity Date”.) Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

In total, the Company recorded $5,000 of debt discounts on the date of the note payable (OID). During the three and six months ended October 31, 2022, the Company recorded $3,297 for the amortization of the debt discounts to interest expense and the debt discount balance was $1,703 at October 31, 2022. See Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (Continued)

For the three and six months ended October 31, 2022, the Company recorded $14,605 and $28,680 of interest expense and for the three and six months ended October 31, 2021, the Company recorded $10,764 and $20,140 of interest expense, respectively for Notes Payable in the accompanying Statements of Operations, respectively. At October 31, 2022 and April 30, 2022, the Company has recorded $170,676 and $141,996, respectively, related to Notes Payable as accrued interest in the accompanying Balance Sheets.

	October 31, 2022	April 30, 2022
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due September 30, 2022	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due September 30, 2022	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

Note Payable – Related Party – March 5, 2020

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on December 31, 2022, by virtue of an extension. See Note 7 – Related Parties.

Note Payable – Related Party – August 12, 2020

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on December 31, 2022, by virtue of an extension. See Note 7 – Related Parties.

For the three and six months ended October 31, 2022, the Company recorded $1,386 and $2,772, respectively of interest expense and for the three and six months ended October 31, 2021, the Company recorded $1,386 and $2,772 in the accompanying unaudited Statements of Operations. At October 31, 2022 and April 30, 2022, the Company has recorded $13,301 and $10,529 of accrued interest, related party in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

	October 31, 2022	April 30, 2022
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from suance date. In Default	$32,500	$37,500

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	-	6,000

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

January 4, 2022, Interest at 8% - principal and interest due January 4, 2023	-	55,000

June 29, 2022, Interest at 8% - principal and interest due June 29, 2023	55,000	-

July 13, 2022, Interest at 10% - principal and interest due January 13, 2023	100,000	-

July 15, 2022, Interest at 8% - principal and interest due July 15, 2023	53,000	-

Plus: put premium	158,153	34,175

Less: debt discount	(40,287)	(2,046)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$496,849	$269,112

Convertible Unsecured Promissory Note – April 14, 2016

On April 14, 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. From March 4, 2022 to April 8, 2022, the Company repaid $12,500 of principal resulting in an outstanding principal balance of $37,500 at April 30, 2022. From May 10, 2022 to June 8, 2022, the Company repaid $5,000 of principal resulting in an outstanding principal balance of $32,500 at October 31, 2022. The unsecured convertible promissory note is in default at October 31, 2022 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 161,247 shares of common stock at October 31, 2022.

Interest expense recorded in the accompanying Statements of Operations by the Company for the three and six months ended October 31, 2022 was $410 and $836 and interest expense recorded for the three and six months ended October 31, 2021 was $630 and $1,260, respectively. At October 31, 2022 and April 30, 2022, the Company has recorded $15,874 and $15,038 of accrued interest, respectively in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

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

On January 25, 2021, the lender requested a $6,000 conversion of the principal and $1,183 of accrued interest into shares of the Company’s common stock. However, the Company did not have sufficient shares to be issued for the conversion. In accordance with the First Note, because the shares could not be issued, an event of default occurred, and the Company would pay the lender a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. The penalty shall increase to $500 per day beginning on the 10th day. The lender provided a waiver, and no penalty was recorded by the Company. The lender had several remedies including calling the principal amount and accrued interest due and payable.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

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

Interest expense recorded in the accompanying Statements of Operations by the Company for the three and six months ended October 31, 2022 was $0 and $0 and interest expense recorded for the three and six months ended October 31, 2021 was $306 and $613, respectively.

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

OCTOBER 31, 2022

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at October 31, 2022 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

Through April 30, 2022, the lender had previously converted $11,517 of the principal balance of the promissory note resulting in a balance of $138,483. The Company has performed a periodic revaluation of the conversion option liability using the Binomial Lattice Pricing Model at each of the previous conversion dates and performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at April 30, 2022, that resulted in an estimated conversion option liability of $197,508.

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at October 31, 2022, that resulted in an estimated conversion option liability of $215,080. The Company has recorded a total loss of $38,785 and $17,572 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statements of Operations for the three and six months ended October 31, 2022, respectively. The Company has recorded a total loss of $25,272 and $4,536 to other income (expense) in the accompanying Statements of Operations for the three and six months ended October 31, 2021, respectively.

For the revaluation at October 31, 2022, it was estimated with the following assumptions: stock price $0.0012, conversion price $0.00067, expected term of 0.25 years, expected volatility of 236% and discount rate of 4.06%.

Interest expense recorded in the accompanying Statements of Operations for the three and six months ended October 31, 2022 was $8,494 and $16,987 and interest expense recorded for the three and six months ended October 31, 2021 was $8,494 and $16,987 respectively. At October 31, 2022 and April 30, 2022, the Company has recorded $79,461 and $62,474 of accrued interest, respectively in the accompanying Balance Sheets.

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

OCTOBER 31, 2022

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

From June 29, 2022 through July 11, 2022, the lender elected to convert the entire $55,000 of the principal amount and $2,200 of accrued interest into 4,144,927 shares of the Company’s $0.001 par value common stock and as a result, the principal balance of the promissory note and accrued interest is $0 after the conversion. As a result of the conversion, the Company expensed debt issue costs to interest expense in the amount of $2,046 and the debt issue costs balance is $0 after the conversion. Interest expense recorded in the accompanying Statement of Operations by the Company for the three and six months ended October 31, 2022, was $802.

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

The lender from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this convertible promissory note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the convertible promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Five Percent (65%) of the average of the three lowest trades of the Common Stock during the ten (10) trading Days immediately preceding a conversion date (“Conversion Price”). The Conversion Price is subject to “full ratchet” and other customary anti-dilution protections.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

 NOTE 4 – DEBT (CONTINUED)

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

On June 29, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three and six months ended October 31, 2022, the Company recorded $756 and $1,019 for the amortization of the debt discount to interest expense and the debt discount balance was $1,981 at October 31, 2022.

For the three and six months ended October 31, 2022, the Company recorded $3,374 and $4,547 of interest expense, respectively in the accompanying Statements of Operations and at October 31, 2022, the Company has recorded $4,547 as accrued interest in the accompanying Balance Sheets.

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

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

During the three and six months ended October 31, 2022, the Company recorded $13,058 and $15,613, respectively for the amortization of the stock debt discount to interest expense and the debt discount balance was $36,194 at October 31, 2022. For the three and six months ended October 31, 2022, the Company recorded $6,145 and $7,345 of interest expense, respectively in the accompanying Statements of Operations and at October 31, 2022, the Company has recorded $7,345 as accrued interest in the accompanying Balance Sheets.

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

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

On July 15, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three and six months ended October 31, 2022, the Company recorded $756 and $888, respectively for the amortization of the debt discount to interest expense and the debt discount balance was $2,112 at October 31, 2022.

For the three and six months ended October 31, 2022, the Company recorded $3,251 and $3,816 of interest expense, respectively in the accompanying Statements of Operations and at October 31, 2022, the Company has recorded $3,816 as accrued interest in the accompanying Balance Sheets.

	October 31, 2022	April 30, 2022
Convertible Secured Promissory Notes:

May 17, 2018 – Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$16,802	$16,802

November 24, 2021 – Principal and interest at 12% due November 24, 2022.	-	315,000

April 18, 2022 – Principal and Interest at 12% due April 18, 2023	560,000	560,000

May 23, 2022 – Principal and Interest at 12% due May 23, 2023	560,000	-

Sep. 1, 2022 – Principal and Interest at 12% due Sep.1, 2023	55,000	-

Plus: put premium	11,201	11,201

Less: debt discount	(415,616)	(473,618)

Total Convertible Secured Notes Payable	$787,387	$429,385

Convertible Secured Promissory Note – May 9, 2016

At October 31, 2022 and April 30, 2022, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,367 at October 31, 2022 and April 30, 2022 of accrued interest on the promissory note in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

Convertible Secured Promissory Note – May 17, 2018

At October 31, 2022 and April 30, 2022, the Company has recorded $16,802 owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note at October 31, 2022 and April 30, 2022 is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

On August 5, 2021, the Company repaid $50,000 of principal to the lender and as a result, the principal balance of the promissory note was $30,000. On August 10, 2021, the lender elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note was $24,002.

On January 28, 2022, the lender elected to convert $7,200 of the principal amount of the promissory note into 1,000,000 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $16,802 at October 31, 2022 and April 30, 2022.

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

As a result of the payment and the two conversions described above in fiscal 2022, the Company reclassified $42,132 of the put premium liability to additional paid in capital and as a result, the put premium liability balance is $11,201 at October 31, 2022 and April 30, 2022, respectively.

During the three and six months ended October 31, 2022, the Company recorded $763 and $1,525 of interest expense, respectively and for the three and six months ended October 31, 2021, recorded $1,232 and $4,862 of interest expense, respectively, in the accompanying Statements of Operations. At October 31, 2022 and April 30, 2022, $46,331 and $44,806 of accrued interest was recorded in the accompanying Balance Sheets.

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

OCTOBER 31, 2022

 NOTE 4 – DEBT (CONTINUED)

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

The Company received a waiver at April 30, 2022 of a triggered down round protection as a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022. Effective July 29, 2022, the warrant holder provided notice of a cashless exercise of warrants at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously – (See Note 5 – Stock). As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at July 29, 2022 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $416,049 which was recorded to retained earnings with an offset to additional paid in capital.

Effective June 29, 2022 and through August 15, 2022, the warrant holder exercised 51,235,918 cashless warrants at the reduced price of $0.0058 per share into shares of the Company’s $0.001 per value common stock. See Note 5- Stock.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

Effective September 15, 2022, the warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0007 per share, based upon the exercise price of a new warrant issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $221,380 which was recorded to retained earnings with an offset to additional paid in capital.

In total, the Company recorded $203,695 of debt discounts on the date of the Note (OID, debt discount cost and warrants) and through April 30, 2022, the Company recorded $88,495 for the amortization of the debt discounts to interest expense and the debt discount balance was $115,200 at April 30, 2022.

From May 23, 2022 to August 5, 2022, the lender elected to convert all $315,000 of the principal amount, $21,804 of accrued interest, $7,000 of note conversion fees and $79,656 of default interest into 73,010,363 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock.

During the three and six months ended October 31, 2022, the Company recorded $37,405 and $115,200 for the amortization and conversions of the debt discounts to interest expense, respectively and the debt discount balance is $0 at October 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three and six months ended October 31, 2022, was $79,101 and $85,201 (including $79,656 of default interest), respectively. At October 31, 2022 and April 30, 2022, the Company has recorded $0 and $16,259 (net of $21,804 and $0 of converted accrued interest), respectively in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

The Company received a waiver at April 30, 2022 of a triggered down round protection as a result of the Company’s Regulation A pricing of $0.021 per share on February 8, 2022. Effective July 29, 2022, a warrant holder provided notice of a cashless exercise of warrants issued with the November 24, 2021 financing, at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend effective July 29, 2022 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $501,951 which was recorded to retained earnings with an offset to additional paid in capital.

Effective September 15, 2022, the warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0007 per share, based upon the exercise price of a new warrant issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $1,873,583 which was recorded to retained earnings with an offset to additional paid in capital.

On October 20, 2022, the lender elected to convert $0 principal, $22,462 of accrued interest and $1,750 of note conversion fees into 34,588,085 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock and Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

In total, the Company recorded $370,602 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three and six months ended October 31, 2022, the Company recorded $105,596 and $199,008 for the amortization of the debt discounts to interest expense and the debt discount balance was $171,594 at October 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three and six months ended October 31, 2022, was $17,173 and $17,173. At October 31, 2022 and April 30, 2022, the Company has recorded $13.725 (net of $22,462 of converted interest) and $1,841 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Secured Promissory Note – May 23, 2022.

On May 23, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) convertible at $0.021 per share, in the aggregate principal amount of $560,000 with an original issue discount of 10% OID. The Company received $468,760 of net proceeds from the issuance of the Note after payment of $56,000 for the OID and $35,240 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock. The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee. See Note 9 – Subsequent Events.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

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

Effective September 15, 2022, the warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0007 per share, based upon the exercise price of a new warrant issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $1,873,583 which was recorded to retained earnings with an offset to additional paid in capital.

In total, the Company recorded $366,202 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three and six months ended October 31, 2022, the Company recorded $92,302 and $161,529 for the amortization of the debt discounts to interest expense, respectively and the debt discount balance was $204,673 at October 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three and six months ended October 31, 2022, was $16,938 and $29,642, respectively. At October 31, 2022, the Company has recorded $29,642 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Secured Promissory Note – September 1, 2022.

On September 1, 2022, the Company signed an SPA and a Senior Secured Convertible Note (the “Note”) convertible at $0.0007 per share, in the aggregate principal amount of $55,000 with an original issue discount of 10% OID. The Company received $43,530 of net proceeds from the issuance of the Note after payment of $5,500 for the OID and $5,970 of debt issuance costs. The Note is convertible into shares of the Company’s $0.001 par value common stock. The Company will have the option to prepay prior to maturity by paying the outstanding principal, accrued and unpaid interest and a $1,750 administrative fee.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 4 – DEBT (CONTINUED)

Interest on the Note will be incurred at the rate of 12% per annum and the Note has a maturity date one year from the date of the Note or September 1, 2023. In the event of an event of default, interest will be at the rate of sixteen percent (16%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

The conversion price is $0.0007 per share and conversion is not permitted for a minimum of six (6) months from the closing date of the Note and the Company will ensure that common stock is reserved for issuance on a 1.5 to 1 basis. If an Event of Default exists at any time after the Issue Date hereof, but prior to the Conversion Date has existed, the Company shall pay to the lender an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) multiplied by 125%.

In relation to the Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 30,000,000 shares of common stock of the Company at an exercise price of $0.0007 per share and (2) cancellable five (5) year term to acquire 47,000,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 47,000,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity.

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

The Company evaluated the warrants and determined that there was no embedded conversion feature as the warrants contained a set exercise price with an adjustment only based upon customary items including stock dividends and splits, subsequent rights offerings, and pro rata distributions. The Company calculated the relative fair value between the note and the warrants on the issue date utilizing the Black Scholes Pricing Model for both warrants. As a result, the Company allocated $35,619 to the warrants which will be recorded as a debt discount with an offset to additional paid in capital.

The warrant calculations used the following assumptions: stock price $0.00165, warrant exercise price - $0.0007, expected term of 5 years, expected volatility of 323% and discount rate of 2.88%. The debt discount for the warrants will be amortized over the one-year term of the Note.

In total, the Company recorded $47,089 of debt discounts on the date of the Note (OID, debt discount cost and warrants). From September 1, 2022 to October 31, 2022, the Company recorded $7,740 for the amortization of the debt discounts to interest expense, respectively and the debt discount balance was $39,349 at October 31, 2022.

Interest expense recorded in the accompanying Statement of Operations by the Company from September 1, 2022 to October 31, 2022, was $1,085. At October 31, 2022, the Company has recorded $1,085 of accrued interest, respectively in the accompanying Balance Sheets.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 5 – STOCK

Common Stock:

The Company is authorized to issue up to 2,000,000,000 shares of common stock at $0.001 par value per share. Effective August 26, 2022, the Company filed a certificate of amendment with the State of Delaware increasing the authorized shares from 950,000,000 to 2,000,000,000. At October 31, 2022, there were 864,153,385 shares issued and 862,653,385 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares outstanding at October 31, 2022. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

Common Stock Issued

From May 11, 2022 through July 20, 2022, the Company received $549,800 of proceeds from the sale of 29,157,141 shares of stock at prices ranging from $0.0168 to $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but were not processed because of technical paperwork items with the subscription documents. As a result, the Company has recorded the $40,000 as a subscription payable to the investors at October 31, 2022.

From May 23, 2022 to August 5, 2022, a lender of an original $315,000 senior secured convertible promissory note, elected to convert all $315,000 of the principal amount, $21,804 of accrued interest, $7,000 of note conversion fees and $79,656 of default interest into 73,010,363 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

Effective June 6, 2022, the Company executed a settlement agreement with the lender of an original $150,000 convertible unsecured promissory note with an outstanding $6,000 principal balance. The settlement agreement was a release of any and all rights that the lender could have requested in exchange for the issuance of 2,600,000 shares of the Company’s common stock which were due under the original conversion terms. In exchange for the issuance of the shares, the remaining $6,000 outstanding principal balance of the note payable and accrued interest of $1,221 or $7,221 in total were cancelled. The difference between the $7,221 and $2,600 par value of the shares issued or $4,621 was recorded as an offset to additional paid in capital. As a result of the settlement, the promissory note has been cancelled effective June 6, 2022. See Note 4- Debt.

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

OCTOBER 31, 2022

NOTE 5 – STOCK (Continued)

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

Effective July 27, 2022, the Company executed a settlement related to a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018, for unpaid invoices for logo design and website development services provided. The settlement was to be a cash payment by the Company of $70,000 within ten (10) days of the settlement date and the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. The Company valued the shares at $0.0193, the trading price of the Company’s Common Stock on July 27, 2022, resulting in a valuation of $19,300, which was expensed. The Company failed to make the $70,000 cash payment and the $153,106 remains in accounts payable at October 31, 2022.

Effective August 22, 2022, the Company granted 1,250,000 restricted $0.001 par value common stock to the Chief Financial Officer. The common stock was vested fully on the grant date. The vested shares were valued at $0.0028 per share, the quoted market price on the date of grant and the Company recorded $3,438 of stock compensation expense on the grant date of August 22, 2022. Additionally, the Company granted the Chief Financial Officer warrants to purchase 500,000 shares of the Company’s $0.001 par value common stock at an exercise price of $0.03 per share and a three (3) year term. The Company evaluated the issuance of the warrant in accordance with ASC 718, Compensation—Stock Compensation for share-based payments to employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrant was $1,211, which was recorded to stock compensation expense on the grant date of August 22, 2022.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 5 – STOCK (Continued)

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0028
Exercise Price	$0.03
Expected Remaining Term	3 years
Volatility	234%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	2.74%

From September 1, 2022 to September 6, 2022, the Company signed two identical Common Stock Purchase Agreements whereby subject to the terms and conditions set forth, the Company will sell to the two Investors up to a combined Five Million Dollars ($5,000,000) of registered common stock, $0.001 par value per share (the “Common Stock”). This represents a potential $2,500,000 for each investor.

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

The 15,625,000 combined shares issued upon execution of the Common Stock Purchase Agreements were valued at a range of $0.0016 to $0.00165 per share, the quoted market price on the dates of grant and the Company recorded $25,391 of deferred offering costs. For the 166,666,666 warrants issued, the Company used the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $270,729, which was recorded to deferred offerings costs.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 5 – STOCK (Continued)

The Company used the following assumptions in estimating fair value:

Stock Price	$0.0016 to 0.00165
Exercise Price	$0.003
Expected Remaining Term	5 years
Volatility	323%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	2.88 to 2.96%

Effective October 12, 2022, the Company issued 1,720,000 shares to two consultants for services. The shares were valued at $0.00130 per share, the trading price on October 12, 2022 and as a result, the Company recorded $2,236 as consulting expense.

Effective June 29, 2022 and through October 20, 2022, a warrant holder related to convertible secured promissory notes exercised 167,730,445 cashless warrants at triggered down round protection pricing from $0.0058 to $0.0007 per share into shares of the Company’s $0.001 per value common stock. See Note 4- Debt.

Effective October 20, 2022, a lender of an original $560,000 senior secured convertible promissory note dated April 18, 2022, elected to convert $0 of the principal amount, $22,462 of accrued interest, $1,750 of note conversion fee  into 34,588,085 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

NOTE 6 – STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity of the Company for the six months ended October 31, 2022:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2022	1,200,000	$0.05	2.21	$-
Outstanding, October 31, 2022	1,200,000	$0.05	1.70	$-
Exercisable, October 31, 2022	1,200,000	$0.05	1.70	$-

Stock Warrants:

Effective May 8, 2022, 1,500,000 warrants issued in relation to an original $150,000 convertible secured promissory noted issued May 2019 expired unexercised.

On May 23, 2022, in relation to a $560,000 Convertible Secured Promissory Note, the Company issued the lender two warrants, (1) non-cancellable three (3) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.025 per share and (2) cancellable five (5) year term to acquire 13,350,000 shares of common stock of the Company at an exercise price of $0.035 per share. The 13,350,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity. Additionally, the Company issued the lender’s broker representative a warrant with a three (3) year term to acquire 1,080,000 shares of common stock of the Company at an exercise price of $0.025 per share. See Note 4 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 6 – STOCK BASED COMPENSATION (Continued)

Effective July 29, 2022, a warrant holder related to the issuance of senior secured promissory notes, provided notice of a cashless exercise of 137,931,115 warrants at a reduced price of $0.0058 per share, based upon the Company issuing securities at this price previously. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). See Note 4 – Debt.

As a result of the July 29, 2022 notice from the warrant holder discussed above, the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021, April 18, 2022 and May 23, 2022 were adjusted. As a result, the adjustment was from a combined total of 80,956,000 warrants to 475,596,634 warrants or an increase of 394,640,634 warrants.

From July 29, 2022 to August 22, 2022, a warrant holder exercised 106,102,137 cashless warrants at the reduced price of $0.0058 per share.

Effective August 22, 2022, the Company granted the Chief Financial Officer warrants to purchase 500,000 shares of the Company’s $0.001 par value common stock at an exercise price of $0.03 per share and a three (3) year term. See Note 5 – Stock and Note 7 – Related Party Transactions.

From September 1, 2022 to September 6, 2022, the Company signed two identical Common Stock Purchase Agreements whereby subject to the terms and conditions set forth, the Company will sell to the two Investors up to a combined Five Million Dollars ($5,000,000) of registered common stock, $0.001 par value per share (the “Common Stock”). This represents a potential $2,500,000 for each investor. Both Common Stock Purchase Agreements provide for the issuance of 83,333,333 warrants (166,666,666 combined) to purchase shares of Common Stock with an exercise price of $0.003 per share and a five (5) year exercise period. See Note 5 – Stock.

On September 1, 2022, in relation to a $50,000 Convertible Secured Promissory Note, the Company issued the lender two warrants, (1) non-cancellable three (5) year term to acquire 30,000,000 shares of common stock of the Company at an exercise price of $0.0007 per share and (2) cancellable five (5) year term to acquire 47,000,000 shares of common stock of the Company at an exercise price of $0.0007 per share. The 47,000,000 five (5) year warrant is cancellable if the Company repays the Note prior to maturity.

Effective September 15, 2022, a warrant holder provided notice of a cashless exercise of 37,454,540 warrants at a reduced price of $0.0007 per share, based upon the exercise price of a new warrant issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options).

As a result of the September 15, 2022 notice from the warrant holder discussed above, the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021, April 18, 2022 and May 23, 2022 were adjusted. As a result, the remaining total warrants outstanding (after previous exercises) of 307,463,8640 warrants increased to 2,514,514,989 warrants or an increase of 2,207,051,125 warrants. See Note 8 – Commitments and Contingencies. The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $5,388,467 which was recorded to retained earnings with an offset to additional paid in capital. See Note 4 – Debt.

From September 15, 2022 to September 29, 2022, a warrant holder exercised 61,628,308 cashless warrants at the reduced price of $0.0007 per share.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the six months ended October 31, 2022:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value#

Outstanding, April 30, 2022	62,970,000	$0.027	3.85	$-
Expired	(1,500,000)	$-	-	$-
Issued	271,874,666	$0.0058	2.45	$38,500
Adjustment from total ratchet provision July 29, 2022	394,640,634	$0.0058	-	-
Exercised	(167,730,445)	-	-	-
Adjustment from total ratchet provision September 15, 2022	2,207,051,125	$0.0007	-	-
Outstanding, October 31, 2022	2,767,305,980	$0.001	3.82	$1,295,995
Exercisable, October 31, 2022	2,767,305,980	$0.001	3.82	$1,295,995

# Includes intrinsic value associated with anti-dilution ratchet issuances.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $777,111 comprised of $740,000 for unpaid former officer compensation and $37,111 for the employer’s share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheets at October 31, 2022 and April 30, 2022, respectively. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At October 31, 2022 and April 30, 2022, the Company has recorded $191,547 and $210,868, respectively of accounts payable – related parties for Company related expenses. The October 31, 2022, balance of $191,547 is comprised of (1) $180,250 owed to the President, CEO, and member of the Board of Directors for payments made on behalf of the Company, (2) $10,961 owed to the CFO of the Company and (3) $336 owed to the SVP of Football Operations.

The $180,250 owed to the President, CEO and member of the Board of Directors includes $144,150 of expenses related to a consulting agreement with the Company and $36,100 of expenses related to an office in home. The $10,961 owed to the Chief Financial Officer of the Company is for the accrual of unpaid payroll from February 1, 2022 to February 25, 2022. The $336 owed to the Senior Vice President of Football Operations is for accrued and unpaid expenses paid on behalf of the Company.

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both payable on December 31, 2022, by virtue of an extension. See Note 4 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2022

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

For the three and six months ended October 31, 2022, the Company recorded $1,386 and $2,772, respectively of interest expense and for the three and six months ended October 31, 2021, the Company recorded $1,386 and $2,772 in the accompanying unaudited Statements of Operations. At October 31, 2022 and April 30, 2022, the Company has recorded $13,301 and $10,529 of accrued interest, related party in the accompanying Balance Sheets.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies for the Company have not changed from the disclosures in the Form 10-K for the years ended April 30, 2022, and 2021, filed on July 29, 2022, except for the following:

Logo Design and Website development Vendor:

Effective July 27, 2022, the Company executed a settlement related to a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018 for unpaid invoices for logo design and website development services provided. The settlement was a cash payment by the Company of $70,000 within ten (10) days of the settlement date and the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. The 1,000,000 shares were issued by the Company’s transfer agent on August 8, 2022. However, the Company did not make the $70,000 cash payment within the required timeframe and as a result, the vendor may resume collection under the judgment. See Note 5 – Stock.

Bankruptcy Trustee

Effective June 13, 2022, the Company executed an agreement with a third-party purchaser of a $70,000 judgment from August 2018 related to a claim in 2016 relating to an October 1, 2014 agreement between the Company and debtor in a Chapter 7 bankruptcy. The Company had previously recorded the $70,000 judgment as in accrued expenses. The settlement required the Company to make a $12,500 cash payment which was made and as a result, the Company recognized a $57,500 settlement gain, recorded as a component of Other Income (Expense) for the six months ended October 31, 2022. The Company received a full release from all claims related to the judgment.

Unpaid Taxes and Penalties

At October 31, 2022, and April 30, 2022, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheets at October 31, 2022, and April 30, 2022, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007, of $295,955 and $283,983, which is included as accrued expenses in the Balance Sheets at October 31, 2022 and April 30, 2022, respectively.

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

OCTOBER 31, 2022

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Shareholder Approval for Certificate of Amendment

Effective August 26, 2022, the Company amended the Certificate of Incorporation in Delaware increasing the authorized shares from 950,000,000 to 2,000,000,000. For this amendment, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. Given the exigent circumstances of the need to raise money imminently to save the Company and fund its primary business, the holders of a majority of the outstanding common stock entitled to vote as a class, were not provided written notice of the proposed amendment to the Certificate of Incorporation and the Company did not conduct a vote of the shareholders in favor of the adoption of the amendment to the Certificate of Incorporation. As a result, there is a risk that the shareholders of the Company could object. See Note 9 – Subsequent Events.

Failure to Reserve Sufficient Shares of Common Stock with Transfer Agent.

The Company has existing convertible promissory notes and warrants with a covenant to reserve sufficient shares with the transfer agent of common stock for the potential conversion of these securities. At October 31, 2022, the calculated shares issuable under the assumed conversion of the promissory notes and exercise of warrants is greater than the amount of shares that the Company has reserved with the transfer agent for certain lenders. As a result, the lenders of the convertible promissory notes cand warrant holders could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders and warrant holders have additional remedies including penalties against the Company. See Note 4 – Debt.

NOTE 9 – SUBSEQUENT EVENTS

Effective December 1, 2022, the Company had an annual shareholders meeting that approved the increase in authorized shares of $0.001 par value common stock to 2,000,000,000. Additionally, the annual meeting approved the election of directors and the independent registered public accounting firm. See Note 8 – Commitments and Contingencies.

Effective November 9, 2022, a lender of a $560,000 convertible secured promissory note dated April 18, 2022 elected to convert $10,637 of principal, $14,913 of interest and $1,750 of note conversion fees into 39,000,000 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

Effective November 29, 2022, the Company and a lender of a $30,000 note payable signed a modification agreement that extended the maturity date to December 31, 2022 and amended the note payable to allow conversion by the lender at 60% of the market price. Market price means the lowest trading price during the thirty (30) day period prior to the conversion. As a result, the Company will treat the modification as a debt extinguishment and record any related conversion feature on the date of modification. See Note 4- Debt.

Effective November 30 2022, a lender of a $560,000 convertible secured promissory note dated May 23, 2022 elected to convert $0 of principal, $25,200 of interest and $1,750 of note conversion fees into 38,500,000 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

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

Plan of Operation

The Company plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring/Summer football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Major League Football, Inc. (the “Company,” “we,” “us” or “our”) plans to establish, develop, and operate Major League Football (“MLFB”) as a professional Spring football League with 4 initial Franchises located in cities overlooked in large part by existing professional sports leagues and provide fans with high quality players and competition in the NFL’s off-season. Our plan that was initiated in June 2022 was that the initial teams would be located in Ohio, Virginia, Arkansas, and Alabama. Our proposed spring playing schedule avoids all competition with the NFL and colleges and these initial cities have both a passion for sports and football as well as stadium venues whose size will provide our fans an excellent viewing experience at a reasonable rental expense to MLFB. All potential venues are equipped for high quality multi-platform media transmission allowing us the broadcast all our games in multi-levels of today’s technology.

We commenced football training camp operations in June 2022 with a camp start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of a delay in funding, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has a significant outstanding accounts payable balance from the training camp activities at October 31, 2022 that the Company is committed to paying in full.

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

Inflation has increased during the period covered by this report and is expected to continue to remain at elevated levels or even increase for the near future. Inflation generally affects us by increasing our cost of our football operating expenses including the costs of professional fees for services provided. We do not believe inflation has had a material effect on our results of operations during the three and six months ended October 31, 2022.

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

Financial Condition

As reflected in the financial statements, the Company had limited revenues and had a net income (loss) of $1,554,594 and $(2,167,000) for the three and six months ended October 31, 2022, respectively. Additionally, the Company had net cash used in operating activities of $1,996,576 for the six months ended October 31, 2022. At October 31, 2022, the Company has a working capital deficit of $12,426,060, an accumulated deficit of $38,217,948 and a stockholders’ deficit of $11,596,090, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending October 31, 2022, compared to the three months ended October 31, 2021

During the three months ended October 31, 2022, the Company recorded $503 of revenue and $0 of cost of goods sold related to the sale of MLFB on-line digital media merchandise. As a result, the Company realized a gross margin of $503 related to the sale of MLFB-on-line digital merchandise with no comparable amounts in 2021.

Total operating expenses for the three months ended October 31, 2022, were $543,482 as compared to total operating expenses for the three months ended October 31, 2021 of $101,292 or an increase of $442,190. The increase in expense from 2021 to 2022 was primarily from a $370,927 increase in compensation related to accrued and unpaid payroll for the Company and its head coaches. The increase also included a $44,544 increase in depreciation expense and a $36,140 increase in rent expense with no comparable amounts in 2021.

Other income (expense) for the three months ended October 31, 2022, was $2,097,573 of income compared to $81,773 of expense for the three months ended October 31, 2021 or an increase in income of $2,179,346. The increase in income from 2021 to 2022 was primarily from a $1,012,050 increase in gain from the change in fair value of a conversion option liability and a $1,605,672 gain from the change in fair value of a warrant derivative liability.  Additionally, the change included a $376,783 increase in interest expense and a $83,016 increase in settlement expense. The increase in interest expense was primarily from $254,233 of amortization of debt issue costs and original issue discount on convertible promissory notes and $122,550 for interest on other debt. The increase in settlement expense was primarily from the reversal of a settlement gain recorded at July 31, 2022 for which the Company did not make a required cash settlement payment.

Based on the above discussion, we had a net income of $1,554,594 as compared to a net loss of $183,065 for the three months ended October 31, 2022, and 2021, respectively.

Effective September 15, 2022, a warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0007 per share, based upon the exercise price of a new warrant issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $3,968,546 which was recorded to retained earnings with an offset to additional paid in capital. There was no comparable deemed dividend for the three months ended October 31, 2022.

As a result of the deemed dividend discussed above, the Company had a net loss available to common shareholders of $2,413,952 as compared to a net loss available to common shareholders of $183,065 for the three months ended October 31, 2022 and 2021, respectively.

Six months ending October 31, 2022, compared to the six months ended October 31, 2021

During the six months ended October 31, 2022, the Company recorded $9,180 of revenue and $7,365 of cost of goods sold related to the sale of MLFB on-line digital media merchandise. As a result, the Company realized a gross margin of $1,815 related to the sale of MLFB-on-line digital merchandise with no comparable amounts in 2021.

Total operating expenses for the six months ended October 31, 2022, were $3,921,138 as compared to total operating expenses for the six months ended October 31, 2021 of $516,502 or an increase of $3,404,636. The increase in expense from 2021 to 2022 was primarily from a $2,265,101 increase in football camp expense, an $1,216,995 increase in compensation, a $69,658 increase in depreciation expense and a $52,500 increase in write off of prepaid investor relation fees, offset by a $269,661 decrease in general and administrative expense. The increase in football camp expense was related to the Company’s training camp in Mobile Alabama with no comparable amount in 2021. The increase in compensation is related to payroll for corporate and coaches with no comparable amount in 2021. The increase in depreciation expense was related to the Company commencing training camp and depreciation of certain football equipment with no comparable amount in 2021. The increase in write off of prepaid investor relation fees was because the services were provided and expensed. The decrease in general and administrative expense was primarily related to $290,031 of stock compensation expense in 2021 with no comparable amount in 2022. The 2021 stock compensation expense was comprised of $191,250 for stock issued and $98,781 for warrants issued to key consultants.

Other income (expense) for the six months ended October 31, 2022, was $1,752,323 of income compared to $227,487 of expense for the six months ended October 31, 2021 or an increase in income of $1,979,810. The increase in income from 2021 to 2022 was primarily from a $1,037,799 gain from the change in fair value of a conversion option liability and a $1,605,672 gain from the change in fair value of a warrant derivative liability.  Additionally, the change included a $749,167 increase in interest expense offset by a $93,200 increase in settlement income. The increase in interest expense was primarily from $498,982 of amortization of debt issue costs and original issue discount on convertible promissory notes, $90,820 from a put premium liability on a convertible unsecured promissory note and $159,365 for interest on other debt. The increase in settlement income was primarily from $38,200 of income from the settlement of outstanding judgments against the company as compared to a $55,000 settlement expense in 2021 from the issuance of a note payable.

Based on the above discussion, we had a net loss of $2,167,000 as compared to a net loss of $743,989 for the six months ended October 31, 2022, and 2021, respectively.

Effective July 29, 2022 and again at September 15, 2022, a warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0058 and $0.0007 per share, respectively based upon the Company issuing securities at $0.0058 per share and the exercise price of a new warrant at $0.0007 per share issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $5,388,467 which was recorded to retained earnings with an offset to additional paid in capital during the six months ended October 31, 2022. There was no comparable deemed dividend for the six months ended October 31, 2021.

As a result of the deemed dividend discussed above, the Company had a net loss available to common shareholders of $7,555,467 as compared to a net loss available to common shareholders of $743,989 for the six months ended October 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $28,227 of cash at October 31, 2022. Consequently, payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate. See Significant Events for additional discussion.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the six months ended October 31, 2022, and 2021:

	For the Six Months Ended,
	October 31, 2022	October 31, 2021

Net cash used in operating activities	$(1,996,576)	$(188,004)
Net cash used in investing activities	(76,268)	-
Net cash provided by financing activities	1,427,890	171,100

Net decrease in cash	$(644,954)	$(16,904)

 Net Cash Used in Operating Activities

Net cash used in operating activities was $1,996,576 during the six months ended October 31, 2022, compared to $188,004 used during the six months ended October 31, 2021, or an increase in cash used of $1,808,572. After adjusting for non-cash expense items of $180,948 in 2022 and $432,831 in 2021, adjusted net cash used in operations would be $2,177,524 in 2022 and adjusted non-cash provided by operations would be $244,827 in 2021. After making these non-cash adjustments, the previously discussed Results of Operations analysis shows that the increase in the net cash used in operating activities was primarily from an increase in the operating expenses of the Company from 2021 to 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $76,268 during the six months ended October 31, 2022, compared to $0 during the six months ended October 31, 2021, or an increase of $76,268. The $76,268 during the six months ended October 31, 2022, was for the purchase of football equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,427,890 of net cash during the six months ended July 31, 2022, as compared to $171,100 provided during the six months ended October 31, 2021, or an increase of $1,256,790. The increase in net cash provided from 2021 to 2022 was primarily from (1) $549,800 of proceeds from the sale of common stock in 2022 with no comparable amount in 2021, (2) $512,290 of proceeds from the issuance of convertible secured promissory notes, (3) $202,000 of proceeds from the issuance of convertible unsecured promissory notes as compared to $95,000 in 2021 and (4) $173,800 of proceeds from the issuance of notes payable in 2022 with no comparable amount in 2021. This was offset by the repayment of $5,000 for a note payable and a repayment of $5,000 for an unsecured convertible promissory note with no comparable amount in 2021.

Off-Balance Sheet Arrangements

At October 31, 2022, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at October 31, 2022, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

1.

Our Company does not have a full time Controller and utilizes a part time consultant to perform these critical responsibilities. This lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and approval. The Company has reviewed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

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

Significant Events

We commenced football training camp operations in June 2022 with a cap start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due to a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of a delay in funding, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has a significant amount of outstanding accounts payable at October 31, 2022 that the Company is committed to paying in full. We have commenced planning for a full spring football season in 2023 tentatively commencing a training camp in April 2023 with games from May through June 2023 and a championship game held in July 2023.

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

Effective December 1, 2022, the Company had an annual shareholders meeting that approved the increase in authorized shares of $0.001 par value common stock to 2,000,000,000. Additionally, the annual meeting approved the election of directors and the independent registered public accounting firm.

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

Item 1A. Risk Factors

Not required as a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

1. From May 11, 2022 through July 20, 2022, the Company received $549,800 of proceeds from the sale of 29,157,141 shares of stock at prices ranging from $0.0168 to $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but were not processed because of technical paperwork items with the subscription documents. As a result, the Company has recorded the $40,000 as a subscription payable to the investors at October 31, 2022.

2. From May 23, 2022 to August 5, 2022, a lender of an original $315,000 senior secured promissory note, elected to convert all $315,000 of the principal amount, $21,804 of accrued interest, $7,000 of note conversion fees and $79,656 of default interest into 73,010,363 shares of the Company’s $0.001 par value common stock.

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

9. Effective June 29, 2022 and through August 15, 2022, a warrant holder exercised 51,235,918 cashless warrants at the reduced price of $0.0058 per share into shares of the Company’s $0.001 per value common stock.

10. Effective August 22, 2022, the Company granted 1,250,000 restricted $0.001 par value common stock to the Chief Financial Officer. The common stock was vested fully on the grant date. The vested shares were valued at $0.0028 per share, the quoted market price on the date of grant and the Company will record $3,438 of stock compensation expense on the grant date of August 22, 2022. Additionally, the Company granted the Chief Financial Officer warrants to purchase 500,000 shares of the Company’s $0.001 par value common stock at an exercise price of $0.03 per share and a three (3) year term. The Company evaluated the issuance of the warrant in accordance with ASC 718, Compensation—Stock Compensation for share-based payments to employees, using the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrant was $1,211, which was recorded to stock compensation expense on the grant date of August 22, 2022.

11. From September 1, 2022 to September 6, 2022, the Company signed two identical Common Stock Purchase Agreements whereby subject to the terms and conditions set forth, the Company will sell to the two Investors up to a combined Five Million Dollars ($5,000,000) of registered common stock, $0.001 par value per share (the “Common Stock”). This represents a potential $2,500,000 for each investor. Both Common Stock Purchase Agreements include the issuance of 31,250,000 shares of Common Stock (61,500,000 combined) with 7,812,500 each (15,625,000 combined) issued upon the execution of the Common Stock Purchase Agreements and 23,437,500 each (46,875,000 combined) issued upon an effective registration with the SEC of the Company’s Form S-1 Registration Statement. The 15,625,000 combined shares issued upon execution of the Common Stock Purchase Agreements were valued at a range of $0.0016 to $0.00165 per share, the quoted market price on the dates of grant and the Company recorded $25,391 of deferred offering costs.

12. Effective June 29, 2022 and through September 29, 2022, a warrant holder related to convertible secured promissory notes exercised 144,154,045 cashless warrants at triggered down round protection pricing from $0.0058 to $0.0007 per share into shares of the Company’s $0.001 per value common stock.

13. Effective October 12, 2022, the Company granted 1,720,000 of restricted $0.001 par value common stock to two consultants for services. The shares were valued at $0.0013 per share or $1,720.

14. Effective June 29, 2022 and through September 29, 2022, a warrant holder related to convertible secured promissory notes exercised 167,730,445 cashless warrants at triggered down round protection pricing from $0.0058 to $0.0007 per share into shares of the Company’s $0.001 per value common stock.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 3. Defaults Upon Senior Securities.

At October 31, 2022 and April 30, 2022, the Company has recorded $16,802 owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note at October 31, 2022 and April 30, 2022 is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

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

Major League Football, Inc.

December 20, 2022	By:	/s/ Francis J. Murtha
Francis J. Murtha
Principal Executive Officer

Major League Football, Inc.

December 20, 2022	By:	/s/ Gregory F. Campbell
Gregory F. Campbell
Principal Financial Officer

