Form 10-Q
period 2023-01-31
MAJOR LEAGUE FOOTBALL INC
filed 2023-03-14
CIK 1308569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of March 10, 2023
Common Stock, $0.001 par value per share	1,487,728,183

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MAJOR LEAGUE FOOTBALL, INC.

FINANCIAL STATEMENTS

January 31, 2023

(UNAUDITED)

MAJOR LEAGUE FOOTBALL, INC.

BALANCE SHEETS

	January 31, 2023	April 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,520	$673,181
Accounts receivable	-	3,802
Prepaid fees	-	668
Prepaid consulting - related party	-	52,500
TOTAL CURRENT ASSETS	5,520	730,151

PROPERTY AND EQUIPMENT
Football and office equipment, net of accumulated depreciation of $114,161 and $0	480,240	518,133
TOTAL PROPERTY AND EQUIPMENT	480,240	518,133

OTHER ASSETS
Trademarks	2,500	2,500
Security deposits	6,607	6,607
TOTAL OTHER ASSETS	9,107	9,107

TOTAL ASSETS	$494,867	$1,257,391

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,167,083	$1,740,655
Accounts payable - related parties	178,847	210,868
Accrued former officer compensation and payroll taxes	777,111	777,111
Accrued expenses	315,849	367,756
Accrued payroll	866,500	25,726
Subscription payable	30,000	-
Deferred revenue	-	3,802
State income taxes payable	110,154	110,154
Convertible unsecured promissory notes, net of $133,262 and $32,129 debt discounts and including put premiums	506,748	269,112
Convertible secured promissory notes, net of $260,487 and $462,468 debt discounts and including put premiums	877,341	429,385
Conversion option liability	1,359,494	197,508
Warrant derivative liability	2,747,389	-
Notes payable net of $31,714 and $0 debt discounts	520,586	357,300
Notes payable, related party	55,000	55,000
Accrued interest	462,514	361,400
Accrued interest - related party	14,687	10,529

TOTAL CURRENT LIABILITIES	11,989,303	4,916,306

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized;
1,214,831,545 and 527,327,424 shares issued and 1,213,331,545 and 525,827,424 shares outstanding at January 31, 2023 and April 30, 2022, respectively	1,213,331	525,827
Additional paid-in capital	26,408,756	26,477,739
Subscription receivable	(18,000)	-
Accumulated deficit	(39,098,523)	(30,662,481)

TOTAL STOCKHOLDERS’ DEFICIT	(11,494,436)	(3,658,915)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$494,867	$1,257,391

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022

Revenue
Online store sales	$-	$-	$9,180	$-
Total Revenue	-	-	9,180	-

Cost of Revenue
Online store costs	-	-	7,365	-
Total Cost of Revenue	-	-	7,365	-

Gross Margin	-	-	1,815	-

Operating Expenses
Professional fees	64,906	68,448	282,718	207,739
Football camp expense	16,333	-	2,281,434	-
Compensation expense	370,412	-	1,587,407	-
Write off of prepaid investor relations	-	-	52,500	-
Rent expense	21,295	25,262	86,093	98,539
Depreciation expense	44,503	-	114,161	-
General and administrative expense	8,620	10,440	42,894	314,374
Total Operating Expenses	526,069	104,150	4,447,207	620,652

Operating Loss	(526,069)	(104,150)	(4,445,392)	(620,652)

Other Income (Expense)
Tax penalties and interest	(6,121)	(5,766)	(18,093)	(17,044)
Interest expense	(278,439)	(162,370)	(1,182,529)	(317,293)
Settlement income (expense)	-	-	38,200	(55,000)
Other expense	(8,750)	-	(17,500)	(1,750)
Gain (loss) from change in fair value of conversion option liability	865,331	(209,353)	1,898,594	(213,889)
Gain from change in fair value of warrant derivative liability	326,952	-	1,932,624	-
Total Other Income (Expense)	898,973	(377,489)	2,651,296	(604,976)

Net Income (Loss)	$372,904	$(481,639)	$(1,794,096)	$(1,225,628)

Deemed Dividend	(1,253,479)	-	(6,641,946)	-

Net Loss Available to Common Shareholders	$(880,575)	$(481,639)	$(8,436,042)	$(1,225,628)

Basic and Diluted Net Loss Per Share Available to Common Shareholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares - Basic and Diluted - Available to Common Shareholders	986,424,784	464,280,438	1,271,899,252	445,410,759

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

				Additional		Total
	Common Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Deficit

For the Three Months Ended January 31, 2023

Balance at October 31, 2022	862,653,385	$862,653	$-	$25,759,205	$(38,217,948)	$(11,596,090)

Sale of common stock	85,000,000	85,000	(18,000)	24,374	-	24,374
Common stock offering costs	-	-	-	(296,120)	-	(296,120)
Conversion of convertible unsecured promissory notes	47,269,303	47,269	-	(15,769)	-	31,500
Conversion of convertible secured promissory notes	171,533,607	171,533	-	(51,459)	-	120,074
Issuance of common stock for equity line of credit	46,875,250	46,876	-	(46,876)	-	-
Reclassification from equity of initial conversion option derivative value	-	-	-	(56,020)	-	(56,020)
Reclassification from equity of initial warrant derivative value	-	-	-	(114,684)	-	(114,684)
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at fair value	-	-	-	1,253,479	(1,253,479)	-
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	-	19,626	-	19,626
Net income, three months ended January 31, 2023	-	-	-	-	372,904	372,904

Balance at January 31, 2023	1,213,331,545	$1,213,331	$(18,000)	$26,408,756	$(39,098,523)	$(11,494,436)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the Three Months Ended January 31, 2022

Balance at October 31, 2021	451,666,609	$451,667	$24,777,805	$(29,736,771)	$(4,507,299)

Conversion of convertible unsecured promissory notes	18,041,768	18,041	96,827	-	114,868
Conversion of convertible secured promissory note	1,000,000	1,000	6,200	-	7,200
Issuance of warrant with convertible secured promissory note	-	-	143,001	-	143,001
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	72,023	-	72,023
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	4,800	-	4,800

Net loss, three months ended January 31, 2022	-	-	-	(481,639)	(481,639)

Balance at January 31, 2022	470,708,377	$470,708	$25,100,656	$(30,218,410)	$(4,647,046)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

			Additional			Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
For the Nine Months Ended January 31, 2023

Balance at April 30, 2022	525,827,424	$525,827	$26,477,739	$-	$(30,662,481)	$(3,658,915)

Sale of common stock	114,157,141	114,157	478,017	(18,000)	-	574,174
Common stock offering costs	-	-	(296,120)	-	-	(296,120)
Conversion of convertible unsecured promissory notes	51,414,230	51,414	37,286	-	-	88,700
Conversion of convertible secured promissory notes	279,132,055	279,131	288,615	-	-	567,746
Issuance of common stock for settlements	3,600,000	3,600	22,921	-	-	26,521
Issuance of common stock from cashless exercise of warrants	167,730,445	167,730	(167,730)	-	-	-
Issuance of common stock with convertible unsecured promissory note	5,000,000	5,000	46,807	-	-	51,807
Issuance of common stock with note payable	1,000,000	1,000	17,953	-	-	18,953
Issuance of common stock to employee for services	1,250,000	1,250	2,188	-	-	3,438
Issuance of warrant to employee for services	-	-	1,211	-	-	1,211
Issuance of common stock to consultants for services	1,720,000	1,720	516	-	-	2,236
Issuance of common stock for equity line of credit	62,500,250	62,502	(37,111)	-	-	25,391
Issuance of warrant with convertible secured promissory note	-	-	310,581	-	-	310,581
Issuance of warrant for equity line of credit	-	-	270,729	-	-	270,729
Reclassification from equity of initial conversion option derivative value	-	-	(3,060,580)	-	-	(3,060,580)
Reclassification from equity of initial warrant derivative value	-		(4,680,013)	-	-	(4,680,013)
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at fair value	-	-	6,641,946	-	(6,641,946)	-
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	29,615	-	-	29,615
Reclassification of put premium upon conversion of convertible unsecured promissory notes	-	-	24,186	-	-	24,186
Net loss, nine months ended January 31, 2023	-	-	-	-	(1,794,096)	(1,794,096)

Balance at January 31, 2023	1,213,331,545	$1,213,331	$26,408,756	$(18,000)	$(39,098,523)	$(11,494,436)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(UNAUDITED)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

For the Nine Months Ended January 31, 2022

Balance at April 30, 2021	418,062,102	$418,062	40,000	$40	$24,325,517	$(28,992,782)	$(4,249,163)

Issuance of common stock that was previously issuable	40,000	40	(40,000)	(40)	-	-	-
Issuance of common stock to consultants for services	15,300,000	15,300	-	-	175,950	-	191,250
Issuance of warrants to consultants for services	-	-	-	-	98,781	-	98,781
Conversion of convertible unsecured promissory notes	33,807,304	33,807	-	-	181,861	-	215,668
Conversion of convertible secured promissory note	3,498,971	3,499	-	-	9,699	-	13,198
Issuance of warrant with convertible secured promissory note	-	-	-	-	143,001	-	143,001
Reclassification of put premium upon conversion of convertible unsecured promissory note	-	-	-	-	161,047	-	161,047
Reclassification of put premium upon conversion of convertible secured promissory note	-	-	-	-	4,800	-	4,800
Net loss, nine months ended January 31, 2022	-	-	-	-	-	(1,225,628)	(1,225,628)

Balance at January 31, 2022	470,708,377	$470,708	-	$-	$25,100,656	$(30,218,410)	$(4,647,046)

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2023	January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,794,096)	$(1,225,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount on convertible unsecured promissory notes	39,588	12,222
Amortization of debt discount on convertible secured promissory notes	615,221	72,566
Amortization of debt discount on notes payable	38,439	-
Issuance of common stock to employee for services	3,438	-
Issuance of warrant to employee for services	1,211	-
Issuance of common stock to consultants for services	2,236	191,250
Issuance of warrants to consultants for services	-	98,781
Settlement expense (income)	(38,200)	55,000
Late fee on convertible promissory note in default	-	1,750
Conversion fees on convertible unsecured promissory notes	17,500	-
Write off of prepaid investor relation fees	52,500	-
Accretion of put premium liability	178,153	96,948
Loss (Gain) from change in fair value of conversion option liability	(1,898,594)	213,889
Gain from change in fair value of warrant derivative liability	(1,932,624)	-
Depreciation expense	114,161	-
Changes in operating assets and liabilities:
Accounts receivable	3,802	-
Prepaid fees	668	(2,500)
Accounts payable	1,426,428	35,288
Accounts payable - related parties	(32,021)	29,782
Subscription payable	30,000	-
Deferred revenue	(3,802)	-
Accrued expenses	5,593	17,043
Accrued payroll	840,774	-
Accrued interest	285,807	80,531
Accrued interest - related party	4,158	4,158
Net cash used in operating activities	(2,039,660)	(318,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark filling fees	-	(500)
Purchase of football equipment	(76,268)	-
Net cash used in investing activities	(76,268)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible unsecured promissory notes, net of issue costs	202,000	147,000
Proceeds from issuance of convertible secured promissory notes, net of issue costs	512,290	405,920
Proceeds from issuance of notes payable, net of issue costs	173,800	-
Repayment of note payable	(5,000)	-
Repayment of convertible unsecured promissory note	(8,997)	-
Repayment of convertible secured promissory note	-	(235,000)
Proceeds from sale of common stock	574,174	-
Net cash provided by financing activities	1,448,267	317,920

NET DECREASE IN CASH	(667,661)	(1,500)
CASH - BEGINNING OF PERIOD	673,181	19,778
CASH - END OF PERIOD	$5,520	$18,278

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	For the Nine Months Ended,
	January 31, 2023	January 31, 2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$1,003	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of put premium liability related to conversion and payment of promissory notes	$53,801	$165,847
Conversion of convertible secured promissory note	$368,974	$13,198
Conversion of convertible unsecured promissory notes and accrued interest	$88,700	$12,498
Conversion of accrued interest on convertible secured promissory notes	$101,616	$-
Discounts related to convertible promissory notes	$112,500	$37,400
Fair value of warrants issued with secured convertible promissory notes	$310,581	$143,001
Reclassification from equity of initial conversion option derivative value	$3,060,580	$-
Reclassification from equity of initial warrant derivative value	$4,680,013	$-
Deemed dividend related to the triggering of the full ratchet anti-dilution provision of warrants at fair value	$6,641,946	$-
Warrant and common stock offering costs	$296,120	$-

See accompanying condensed notes to these unaudited financial statements.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

We commenced football training camp operations in June 2022 with a camp start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due to a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of a delay in funding, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has incurred a significant number of unpaid charges which are recorded as accounts payable at January 31, 2023.

We have commenced planning for a full spring football season in 2023, which is dependent on adequate funding, tentatively commencing with training camp in May 2023 and games from June through July 2023 and a championship game held in July 2023. This schedule is being developed with our broadcaster’s input as to what dates are compatible with their preferred broadcast schedule.

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

Going Concern

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the unaudited financial statements, the Company had limited revenues and had a net income (loss) of $372,904 and $(1,794,096) for the three and nine months ended January 31, 2023, respectively. Additionally, the Company had net cash used in operating activities of $2,039,660 for the nine months ended January 31, 2023. At January 31, 2023, the Company has a working capital deficit of $11,983,783, an accumulated deficit of $39,098,523 and a stockholders’ deficit of $11,494,436, which could have a material impact on the Company’s financial condition and operations.

We require short-term financing as well as financing over the next 12 months and we have been pursuing, and will continue to pursue, short-term financing, with the intention of securing larger, more permanent financing facilities.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On September 7, 2022, the Company announced that it had signed two Common Stock Purchase Agreements in the amount of $2,500,000 each or $5,000,000 combined that were contingent on the Company filing and approval from the Securities and Exchange Commission (“SEC”) of a Form S-1 Registration Statement. The Company filed a Form S-1 Registration Statement with the SEC, and it was declared effective on December 28, 2022. As a result, the Company commenced funding from the Common Stock Purchase Agreements in January 2023. As previously announced, the Company continues to move forward with plans to pay all obligations incurred while preparing for a full season of spring football in 2023. The key management team of the Company remains intact and dedicated to this goal. In addition to these two agreements, the Company continues to have discussions with other parties for potential funding. The Common Stock Purchase Agreements are contingent on certain stock trading volume requirements and amounts, which may not occur in a timely fashion, as it is dependent on the market pricing of our stock. To date, the Company has raised $66,375 under this offering. As a result, we may not be able to achieve these capital-raising objectives and if the required capital is not obtained in the proposed timeframe, the Company’s planned 2023 spring football season could be delayed or not occur, along with the Company’s obligations arising from its 2022 training camp.

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

JANUARY 31, 2023

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim period financial statements of the Company are unaudited pursuant to certain rules and regulations of the SEC and include, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of the periods indicated. Such results, however, are not necessarily indicative of results that may be expected for the full year. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as filed with the SEC on July 29, 2022. The interim unaudited operating results for the three and nine months ended January 31, 2023 are not necessarily indicative of operating results expected for the full fiscal year.

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

Reclassification

The Company reclassed rent expense from general and administrative expense for the three and nine months ended January 31, 2022, in the amount of $25,262 and $98,539 to a separate line item to conform with current period presentation. Total operating expenses were unchanged.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 2023 and April 30, 2022.

Concentrations - Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the FDIC (up to $250,000, per financial institution as of January 31, 2023). At January 31, 2023, none of our deposit accounts exceeded the insured amount. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which are deposits are held.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

Convertible Promissory Notes and Related Embedded Derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option within this Topic contained in the convertible instruments are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing model. On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract is recorded as a component of other income (expense) in the accompanying unaudited Statements of Operations. The classification of equity-linked contracts is reassessed at each balance sheet date. If the classification required under this subtopic changes as a result of events during the period, the contract shall be reclassified at the date of the event that caused such reclassification. If reclassification is required, the change in fair valuer of the contract during the period the contract was classified as equity shall be accounted for as an adjustment to stockholders’ equity. The contract is subsequently adjusted to fair value through earnings. Such a reclassification event occurred during the three and nine months ended January 31, 2023, as more fully disclosed below.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Assets and liabilities measured at fair value on a recurring basis consist of the following at January 31, 2023 and April 30, 2022:

	Carrying Value at January 31,	Fair Value Measurements at January 31, 2023
	2023	Level 1	Level 2	Level 3

Conversion option liability	$1,359,494	$-	$-	$1,359,494
Warrant derivative liability	$2,747,389	$-	$-	$2,747,389

	Carrying Value at April 30,	Fair Value Measurements at April 30, 2022
	2022	Level 1	Level 2	Level 3

Conversion option liability	$197,508	$-	$-	$197,508

The following is a summary of activity of Level 3 assets and liabilities for the nine months ended January 31, 2023:

Conversion Option Liability
Balance – April 30, 2022	$197,508
Initial value of conversion option liability	3,060,580
Gain from change in the fair value of conversion option liability	(1,898,594)
Balance – January 31, 2023	$1,359,494

Warrant Derivative Liability
Balance – April 30, 2022	$-
Initial value of warrant derivative liability	4,680,013
Gain from change in the fair value of warrant derivative liability	(1,932,624)
Balance – January 31, 2023	$2,747,389

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

League Tryout and Training Camps

The Company will recognize league tryout and training camp revenue on the dates that the events are held. The Company commenced a training camp on July 18, 2022 in Mobile, Alabama but this was terminated on July 29, 2022 due to a lack of sufficient funding. The Company did not charge players a training camp fee and as a result, there was no revenue from tryout and training camps during the three and nine months ended January 31, 2023 or 2022, respectively.

Football League Operations

The Company will recognize revenue from future football league operations including gate, parking and concessions, stadium advertising and merchandising, licensing fees, sponsorships, naming rights, broadcast and cable, franchise fees, social media and on-line digital media including merchandising, advertising, and subscriptions, as applicable. The Company football league operations had not commenced as of January 31, 2023. The Company commenced the selling of on-line digital media merchandise through a third party drop shipper on April 29, 2022 and customers sent cash for certain items that were not shipped until May 2022. The Company recorded $3,802 of accounts receivable with an offset to deferred revenue at April 30, 2022. Subsequently, the drop shipper shipped the items to customers and the Company recognized revenue and cost of goods sold. During the three and nine months ended January 31, 2023, the Company recorded $0 and $9,180 of revenue and $0 and $7,365 of cost of goods sold, respectively related to on-line digital merchandise.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. At January 31, 2023 and April 30, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited financial statements.

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

Securities that could potentially dilute earnings per share in the future are as follows:

	January 31, 2023	April 30, 2022
Warrants to purchase common stock - *	4,343,077,822	62,970,000
Options to purchase common stock	1,200,000	1,200,000
Conversion of convertible unsecured promissory notes - *	967,374,035	20,782,211
Conversion of convertible secured promissory notes - *	1,901,121,478	11,586,275
Total	7,212,773,335	96,538,486

*Based on the Company's sequencing policy, certain dilutive securities above the Company’s authorized shares of 2,000,000,000 have been reclassified as derivative liabilities at January 31, 2023.

Effective September 15, 2022, the Company’s determined that because of entering into certain warrant and convertible debt agreements, for which such instruments contained anti-dilution provisions, the Company could not demonstrate that it had sufficient authorized shares and as a result, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, GOING CONCERN, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As a result of the sale of the Company’s common stock at a price of $0.00045 per share on January 26, 2023, this triggered additional repricing and the Company evaluated that there was a potential of 7,212,773,335 per the above table that could be converted into shares of the Company’s $0.001 par value common stock. The Company has 2,000,000,000 shares authorized and as a result, utilized the first in-first out sequencing of securities convertible. The Company calculated at January 26, 2023, after adjusting for convertible securities and warrants on the first in-first out basis, 6,426,404,880 shares were potentially issuable above the 2,000,000,000 authorized limit (after taking into consideration currently issued and outstanding shares). Based on the Company’s revaluation of these instruments and not having sufficient authorized shares to settle these instruments with shares, the Company reclassified such instruments from stockholders’ equity to a derivative liability on the respective trigger dates. The Company evaluated the change for both warrants and convertible debt using the Binomial Lattice Option Pricing Model at September 15, 2022 and January 26, 2023, recording a cumulative $3,060,580 for the initial value of conversion option liability and a cumulative $4,680,013 for the initial value of warrant derivative liability with an offset to additional paid in capital. The Company performed a revaluation at October 31, 2022 and another revaluation at January 31, 2023 and recorded a cumulative $1,898,594 gain from the change in fair value of conversion option liability and $1,932,624 gain from the change in fair value of warrant derivative value.

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

JANUARY 31, 2023

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

Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis.

On May 1, 2021, we adopted the ASU using the modified retrospective method which did not have a material impact on the Company’s financial statements.

The Company has evaluated other recent accounting pronouncements and their adoption, and has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations. Other new pronouncements issued but not yet effective until after January 31, 2023 are not expected to have a significant effect on the Company’s financial position or results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

	Estimated Life	January 31, 2023	April 30, 2022
Football Equipment	1-5 years	$583,401	$507,133
Office Equipment	1 year	11,000	11,000
Less: Accumulated Depreciation		(114,161)	-
		$480,240	$518,133

The Company commenced training camp operations on June 9, 2022, including the transportation of certain football and office equipment previously held in storage or purchased during the nine months ended January 31, 2023. As a result, the Company commenced depreciation of certain of its football and office equipment.

During the nine months ended January 31, 2023, the Company purchased $76,268 of football equipment. Depreciation expense amounted to $44,503 and $114,161 for the three and nine months ended January 31, 2023, respectively. There was no depreciation expense for the three and nine months ended January 31, 2022, respectively.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 3 – ACCRUED EXPENSES

The Company has recorded accrued expenses that consisted of the following:

	January 31, 2023	April 30, 2022
Penalties and interest - unpaid state income tax	$302,076	$283,983
Unpaid federal income tax	1,764	1,764
Legal settlement (See Note 8 – Commitments and Contingencies)	-	70,000
Accrued payroll tax	839	839
Accrued penalties for failure to file federal tax returns	4,020	4,020
Late charges on unpaid promissory note	7,150	7,150
Total Accrued Expenses	$315,849	$367,756

NOTE 4 – DEBT

	January 31, 2023	April 30, 2022
Notes Payable:
Aug 28, 2015. No stated interest and principal payable on demand.	$2,300	$2,300
Nov.18, 2015. Interest at 8% and principal payable on demand. In Default	100,000	100,000
Jun. 6, 2016. Interest at 4% and principal payable on demand.	10,000	10,000
Aug. 4, 2016. Interest at 8% and principal payable on demand. In Default	35,000	35,000
Sep. 27, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	5,000	5,000
Sep. 29, 2016. Interest at 4% and principal payable on demand.	30,000	30,000
Oct. 3, 2016. Interest at 4% and principal payable on demand.	20,000	20,000
Sep. 25, 2019. Interest at 8% and principal and interest due Mar. 25, 2020 In Default with interest recorded at 22% default rate	70,000	70,000
Apr. 9, 2020.Interest at 8% and principal due Oct. 9, 2020 In Default with interest recorded at 24% default rate	5,000	5,000
Jul. 31, 2021. Interest at 10% and principal and interest due Jul. 31, 2022. In Default	45,000	50,000
Jul. 15, 2022. Interest at 10% and principal and interest due Jul. 15, 2023	200,000	-

Less: Debt Discount	(31,714)	-

Total Notes Payable	$520,586	$357,300

At January 31, 2023 and April 30, 2022, the Company has recorded $552,300 and $357,300 of Notes Payable, respectively. The $552,300 of Notes Payable at January 31, 2023 includes $232,300 from eight third parties and the principal and interest are payable on demand with an interest rate ranging from no interest to 8% annually.

At October 31, 2022, a promissory note in the amount of $30,000 was classified as Notes Payable. As a result of a debt modification on November 29, 2022, the promissory note was reclassified to a convertible unsecured promissory note.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (Continued)

Included in the $232,300 balance are the following in default at January 31, 2023 (1) a $100,000 Note Payable dated November 18, 2015, for which the lender requested payment, and the Company did not pay and as a result, recorded a $5,400 late fee that is included in accrued expenses in the accompanying Balance Sheets at January 31, 2023 and April 30, 2022 and (2) a $35,000 Note Payable dated August 4, 2016, for which the lender requested payment, and the Company did not pay and as a result, recorded a $1,750 late fee that is included in accrued expenses in the accompanying Balance Sheet at January 31,2023. See below additional notes payable and also See Note 3 – Accrued Expenses.

 Note Payable – September 25, 2019

On September 25, 2019, the Company received $55,284 of net proceeds from the issuance of a $70,000 face value note payable with debt issue costs paid to or on behalf of the lender of $5,500 and an original issue discount of $9,216. Additionally, the lender directly paid $11,000 to a third party for the purchase for the Company of office equipment that is recorded as property and equipment at January 31, 2023 and April 30, 2022. The terms include interest accrued at 8% annually and the principal and accrued interest were payable on March 25, 2020. The principal and accrued interest were not paid on the due date of March 25, 2020, and as a result, the note payable is in default and default interest at 22% is being utilized as of the due date. At January 31, 2023, the Company had not received an extension of the due date. See Note 8 – Commitments and Contingencies.

Note Payable – April 9, 2020

On April 9, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with terms including interest accrued at 8% annually and the principal and interest were payable in six months on October 9, 2020. The principal and accrued interest were not paid on the due date of October 9, 2020 and as a result, the note payable is in default and default interest at 24% is being utilized as of the due date and no extension has been received. The lender provided the Company with an option to purchase football equipment that was stored at a warehouse in Texas and the Company paid the rent for the warehouse. On April 21, 2022, the Company and the lender executed a settlement agreement for the Company to pay the lender $475,000 which represented (1) the purchase of the football equipment in Texas for $450,000 and (2) to repay $25,000 of the note payable principal resulting in an outstanding balance of $5,000 at January 31, 2023 and April 30, 2022. The Company owed the lender for other convertible debt besides this note payable and offered the Company to pay off all of the debt and accrued interest with a $215,260 payment within thirty days of the settlement date or the lender would retain all rights to convert the outstanding amounts into Company common stock. The Company did not make this payment and the lender retains all rights under the original terms. At January 31, 2023, the Company owes the lender for all cumulative debt outstanding representing $91,802 of principal and $183,602 of accrued interest, including default interest.

Note Payable – July 31, 2021

On July 31, 2021, the Company recorded a $55,000 note payable with terms that include interest accrued at 10% annually and the principal and accrued interest were payable on July 31, 2022 and is in default. The lender loaned the Company’s former CEO money which was then loaned to the Company for general corporate expenses in prior years. Certain of these amounts due to the former CEO were settled in a prior year and recorded as a settlement gain. The lender has since requested repayment of the $55,000 by the Company. In an effort to settle the matter, the Company issued the lender a $55,000 note. The Company recorded the note payable to settlement expense in the Statement of Operations for the year ended April 30, 2022. On April 11, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $50,000 at April 30, 2022. From May 10, 2022 to June 8, 2022, the Company repaid $5,000 of the principal balance resulting in an outstanding balance of $45,000 at January 31, 2023.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

The note payable included a provision as follows – “in the event that the Company at its own will files a qualified Offering Statement on Form 1-A transaction and it is effective, the lender may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares of the Company’s Common Stock at the Reg A offering price.” The Company previously filed and had an approved Form 1-A transaction on February 8, 2022, and further amended the price to $0.0168 per share on July 18, 2022. However, the Company terminated the Form 1-A offering on September 14, 2022, and the lender will have no option to convert any amount of the note payable including accrued interest at the Form 1-A price of $0.0168 per share.

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

In total, the Company recorded $70,153 of debt discounts on the date of the note payable (OID, debt discount cost and stock). During the three and nine months ended January 31, 2023, the Company recorded $17,682 and $38,439 for the amortization of the debt discounts to interest expense and the debt discount balance was $31,714 at January 31, 2023.

For the three and nine months ended January 31, 2023, the Company recorded $13,872 and $42,552 of interest expense and for the three and nine months ended January 31, 2022, the Company recorded $10,760 and $30,900 of interest expense, respectively for Notes Payable in the accompanying unaudited Statements of Operations, respectively. At January 31, 2023 and April 30, 2022, the Company has recorded $184,548 and $141,996, respectively, related to Notes Payable as accrued interest in the accompanying Balance Sheets.

	January 31, 2023	April 30, 2022
Notes Payable, Related Party:
Mar. 5, 2020. Interest at 10% and principal due April 30, 2023	$25,000	$25,000
Aug. 12, 2020. Interest at 10% and principal due April 30, 2023	30,000	30,000
Total Notes Payable – Related Party	$55,000	$55,000

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (Continued)

Note Payable – Related Party – March 5, 2020

On March 5, 2020, the Company received $25,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on April 30, 2023, by virtue of an extension. See Note 7 – Related Parties.

Note Payable – Related Party – August 12, 2020

On August 12, 2020, the Company received $30,000 of proceeds from the issuance of a note payable with a director of the Company. The terms including interest accrued at 10% annually and the principal and interest are payable on April 30, 2023, by virtue of an extension. See Note 7 – Related Parties.

For the three and nine months ended January 31, 2023, the Company recorded $1,386 and $4,158, respectively of interest expense and for the three and nine months ended January 31, 2022, the Company recorded $1,386 and $4,158 in the accompanying unaudited Statements of Operations. At January 31, 2023 and April 30, 2022, the Company has recorded $14,687 and $10,529 of accrued interest, related party in the accompanying Balance Sheets.

	January 31, 2023	April 30, 2022
Convertible Unsecured Promissory Notes:
April 14, 2016 - Interest at 5% - principal and interest due 12 months from issuance date. In Default	$32,500	$37,500

May 2, 2019 - Interest at 10% - principal and interest due August 2, 2020.	-	6,000

May 8, 2019 - Interest at 12% - principal and interest due February 8, 2020. In Default with interest recorded at default rate of 24%	138,483	138,483

January 4, 2022, Interest at 8% - principal and interest due January 4, 2023	-	55,000

June 29, 2022, Interest at 8% - principal and interest due June 29, 2023	23,500	-

July 13, 2022, Interest at 10% - principal and interest due January 13, 2023. In Default.	100,000	-

July 15, 2022, Interest at 8% - principal and interest due July 15, 2023	53,000	-

September 1, 2022, Interest at 10% - principal and interest due March 31, 2023	26,003	-

Plus: put premium	158,527	34,175

Less: debt discount	(25,265)	(2,046)

Total Convertible Unsecured Notes Payable, net of debt discount and put premium	$506,748	$269,112

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

Convertible Unsecured Promissory Note – April 14, 2016

On April 14, 2016, the Company recorded a $50,000 convertible unsecured promissory note. The terms include interest at 5% annually and the principal and interest were payable in one year on April 14, 2017. From March 4, 2022 to April 8, 2022, the Company repaid $12,500 of principal resulting in an outstanding principal balance of $37,500 at April 30, 2022. From May 10, 2022 to June 8, 2022, the Company repaid $5,000 of principal resulting in an outstanding principal balance of $32,500 at January 31, 2023. The unsecured convertible promissory note is in default at January 31, 2023 and the note holder has several remedies including calling the principal amount and accrued interest due and payable immediately. The note holder, at its sole discretion, has the right to convert the principal amount, along with all accrued interest, into shares of the Company’s common stock at the conversion price of $0.30 per share, or 162,610 shares of common stock at January 31, 2023. See Note 9 – Subsequent Events.

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three and nine months ended January 31, 2023 was $409 and $1,245 and interest expense recorded for the three and nine months ended January 31, 2022 was $630 and $1,890, respectively. At January 31, 2023 and April 30, 2022, the Company has recorded $16,283 and $15,038 of accrued interest, respectively in the accompanying Balance Sheets.

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

JANUARY 31, 2023

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

Interest expense recorded in the accompanying unaudited Statements of Operations by the Company for the three and nine months ended January 31, 2022 was $277 and $890 and interest expense recorded for the three and nine months ended January 31, 2023 was $0 and $0, respectively.

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

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

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

As a result of the Company not paying the promissory note and accrued interest on the due date of February 8, 2020, the promissory note is in default at January 31, 2023 with interest accrued at the default rate of 24%. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

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

The Company performed a revaluation of the conversion option liability using the Binomial Lattice Pricing Model at January 31, 2023, that resulted in an estimated conversion option liability of $192,016. The Company has recorded a total gain of $23,064 and $5,492 for the change in the fair value of conversion option liability, recorded to other income (expense) in the accompanying Statements of Operations for the three and nine months ended January 31, 2023, respectively. The Company has recorded a total loss of $209,353 and $213,889 to other income (expense) in the accompanying unaudited Statements of Operations for the three and nine months ended January 31, 2022, respectively.

For the revaluation at January 31, 2023, it was estimated with the following assumptions: stock price $0.0008, conversion price $0.0005, expected term of 0.25 years, expected volatility of 223% and discount rate of 4.58%.

Interest expense recorded in the accompanying unaudited Statements of Operations for the three and nine months ended January 31, 2023 was $8,494 and $25,481 and interest expense recorded for the three and nine months ended January 31, 2022 was $8,494 and $25,481 respectively. At January 31, 2023 and April 30, 2022, the Company has recorded $87,955 and $62,474 of accrued interest, respectively in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – January 4, 2022

On January 4, 2022, the Company signed an SPA with an investor that provides for the issuance of an 8% convertible promissory note in the aggregate principal amount of $55,000, convertible into shares of common stock of the Company. The Company received $52,000 of net proceeds for working capital purposes from the issuance of the convertible promissory note with debt issue costs paid to or on behalf of the lender of $3,000. Any amount of the principal or interest which is not paid when due shall bear Interest at the rate of the lower of twenty-two percent ( 22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note was due in one (1) year from the date of issuance or January 4, 2023.

The lender from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this convertible promissory note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, had the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the convertible promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price was equal to Sixty Five Percent (65%) of the of the average of the three lowest trades of the Common Stock during the ten (10) trading Days immediately preceding a conversion date (“Conversion Price”). The Conversion Price was subject to “full ratchet” and other customary anti-dilution protections.

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

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

On January 4, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the year ended April 30, 2022, the Company recorded $954 for the amortization of the debt discounts to interest expense and the debt discount balance was $2,046 at April 30, 2022.

From June 29, 2022 through July 11, 2022, the lender elected to convert the entire $55,000 of the principal amount and $2,200 of accrued interest into 4,144,927 shares of the Company’s $0.001 par value common stock and as a result, the principal balance of the promissory note and accrued interest is $0 after the conversion. As a result of the conversion, the Company expensed debt issue costs to interest expense in the amount of $2,046 and the debt issue costs balance is $0 after the conversion. Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2023, was $802.

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

From January 6, 2023 to January 17, 2023, the lender elected to convert $31,500 of the principal balance into 47,269,303 shares of the Company’s common stock. See Note 5 – Stock. As a result of the conversions, the remaining principal balance of the promissory note is $23,500 at January 31, 2023. The Company adjusted the debt discount for the conversions and during the three and nine months ended January 31, 2023, the Company recorded $756 and $1,019 for the amortization of the debt discount to interest expense and the debt discount balance was $1,981 at January 31, 2023.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

Additionally, the Company adjusted the put premium liability for the conversions and $16,951 was reclassified as an offset to additional paid in capital in the balance sheet and the remaining put premium balance is $12,654 at January 31, 2023.

For the three and nine months ended January 31, 2023, the Company recorded $2,932 and $7,479 of interest expense, respectively in the accompanying unaudited Statements of Operations and at January 31, 2023, the Company has recorded $7,479 as accrued interest in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – July 13, 2022

On July 13, 2022, the Company signed an SPA with an investor that provides for the issuance of a 10% convertible promissory note in the aggregate principal amount of $100,000, convertible into shares of common stock of the Company. Additionally, the SPA provided for the issuance of five million (5,000,000) shares of the Company’s $0.001 par value common stock. The Company received $100,000 of proceeds for working capital purposes from the issuance of the convertible promissory note. Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid. The convertible promissory note was due in six (6) months from the date of issuance or January 13, 2023 and is considered in default. The Company and lender have discussed an extension of the promissory note but as of the date of these unaudited condensed financial statements, nothing has been finalized. See Note 9- Subsequent Events.

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

The lender from time to time, and at any time during the period beginning on the date which is forty five (45) days following the date of this convertible promissory note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount, has the right, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock of the Company, subject to certain conversion limitations set forth in the convertible promissory note and certain price protection described below, as per the conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is equal to Sixty Percent (50%) of the of the lowest trading price of the Common Stock during the twenty (20) trading Days immediately preceding a conversion date (“Conversion Price”). The Conversion Price is subject to “full ratchet” and customary anti-dilution protections.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

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

During the three and nine months ended January 31, 2023, the Company recorded $13,058 and $28,671, respectively for the amortization of the stock debt discount to interest expense and the debt discount balance was $23,136 at January 31, 2023. For the three and nine months ended January 31, 2022, the Company recorded $6,134 and $13,479 of interest expense, respectively in the accompanying unaudited Statements of Operations and at January 31, 2022, the Company has recorded $13,479 as accrued interest in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

On July 15, 2022, the Company recorded debt issue costs of $3,000 as an offset to the promissory note to be amortized over the 1-year term. During the three and nine months ended January 31, 2023, the Company recorded $756 and $1,644, respectively for the amortization of the debt discount to interest expense and the debt discount balance was $1,356 at January 31, 2023.

For the three and nine months ended January 31, 2023, the Company recorded $3,251 and $7,067 of interest expense, respectively in the accompanying unaudited Statements of Operations and at January 31, 2023, the Company has recorded $7,067 as accrued interest in the accompanying Balance Sheets.

Convertible Unsecured Promissory Note – September 1, 2022

On September 1, 2022, the Company received $25,000 of net proceeds from the issuance of a $30,000 face value note payable with an original issue discount of $5,000. Interest is accrued at ten percent (10%) annually and the principal amount and interest were due and payable on December 1, 2022 (the “Maturity Date”.) Any amount of the principal or interest which is not paid when due shall bear interest at the rate of the lower of twenty-two percent (22%) per annum, or the highest rate permitted by law, from the due date thereof until the same is paid.

Effective November 29, 2022, the Company and lender signed a modification agreement that extended the maturity date to December 31, 2022 and amended the note payable to allow conversion by the lender at 60% of the market price. Market price means the lowest trading price during the thirty (30) day period prior to the conversion. As a result, the Company has treated the modification as a debt extinguishment and recorded the related conversion feature on the date of modification. Effective February 21, 2023, the Company and lender signed a second modification agreement that extended the maturity date to March 31, 2023.

The Company evaluated the debt modification in accordance with ASC 470-50 “ Modification And Extinguishment Of Debt”. The Company determined that since the debt modification added a substantive conversion option restructuring, the Company has treated the debt modification as a debt extinguishment and not a troubled debt restructuring. As a result, the $30,000 note payable has been recognized and a new $30,000 convertible unsecured promissory note has been recorded, which is its fair value.

In total, the Company recorded $5,000 of debt discounts on the date of the note payable (OID) and had previously recorded $3,297 for the amortization of the debt discount to interest expense resulting in a balance of $1,703 at October 31, 2022.

As a result of the debt extinguishment and the recording of a new $30,000 convertible unsecured promissory note, modification, the Company evaluated the note in accordance with ASC 480 “Distinguishing Liabilities From Equity” because the convertible promissory note (1) embodies an unconditional obligation, (2) requires the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception as the lender will receive $50,000. In accordance with ASC 480, the convertible promissory note was recorded as stock settled debt on the debt extinguishment date of November 29, 2022, recorded as a $20,000 put premium liability with an offset to interest expense. Additionally, the Company expensed the remaining $1,703 of debt discount to interest expense on the debt extinguishment date of November 29, 2022.

The lender also is a provider of a Common Stock Purchase Agreement in the amount of $2,500,000 that was declared effective in a Form-1 SEC filing on December 28, 2022. The Company commenced draw downs on the Common Stock Purchase Agreement and received two cash advances between January 5, 2023 and January 18, 2023 in the amount of $45,000. The Company repaid $5,000 of the $5,000 promissory note repayments on January 27, 2023 that was applied as $3,997 of principal and $1,003 of interest. As a result, the principal balance is $26,003 at January 31, 2023. See Note 5 Stock and Note 9 – Subsequent Events.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

As a result of the promissory note repayment, the Company adjusted the put premium for the repayment and during the three and nine months ended January 31, 2023, the Company recorded $2,665 which was reclassified as an offset to additional paid in capital in the balance sheet and the remaining put premium balance is $17,335 at January 31, 2023.

For the three and nine months ended January 31, 2023, the Company recorded $518 of interest expense, respectively in the accompanying unaudited Statements of Operations and at January 31, 2023, the Company has recorded $518 as accrued interest in the accompanying Balance Sheets.

	January 31, 2023	April 30, 2022
Convertible Secured Promissory Notes:

May 17, 2018 – Principal and interest at 8% due May 17, 2019. IN DEFAULT with interest recorded at default rate of 18%.	$16,802	$16,802

November 24, 2021 – Principal and interest at 12% due November 24, 2022.	-	315,000

April 18, 2022 – Principal and Interest at 12% due April 18, 2023	549,363	560,000

May 23, 2022 – Principal and Interest at 12% due May 23, 2023	516,663	-

Sep. 1, 2022 – Principal and Interest at 12% due Sep.1, 2023	55,000	-

Plus: put premium	11,201	11,201

Less: debt discount	(271,688)	(473,618)

Total Convertible Secured Notes Payable	$877,341	$429,385

Convertible Secured Promissory Note – May 9, 2016

At January 31, 2023 and April 30, 2022, the Company has a remaining balance of $0 from an original $550,000 face value convertible secured promissory note dated March 16, 2016. The Company has recorded $76,367 at January 31, 2023 and April 30, 2022 of accrued interest on the promissory note in the accompanying Balance Sheets.

Convertible Secured Promissory Note – May 17, 2018

At January 31, 2023 and April 30, 2022, the Company has recorded $16,802 owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note at October 31, 2022 and April 30, 2022 is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

On August 5, 2021, the Company repaid $50,000 of principal to the lender and as a result, the principal balance of the promissory note was $30,000. On August 10, 2021, the lender elected to convert $5,998 of the principal amount of the promissory note into 2,498,971 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note was $24,002.

On January 28, 2022, the lender elected to convert $7,200 of the principal amount of the promissory note into 1,000,000 shares of the Company’s $0.001 par value common stock. As a result, the principal balance of the promissory note is $16,802 at January 31, 2023 and April 30, 2022.

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

As a result of the payment and the two conversions described above in fiscal 2022, the Company reclassified $42,132 of the put premium liability to additional paid in capital and as a result, the put premium liability balance is $11,201 at January 31, 2023 and April 30, 2022, respectively.

During the three and nine months ended January 31, 2023, the Company recorded $762 and $2,287 of interest expense, respectively and for the three and nine months ended January 31, 2022, recorded $1,088 and $5,950 of interest expense, respectively, in the accompanying unaudited Statements of Operations. At January 31, 2023 and April 30, 2022, $47,093 and $44,806 of accrued interest was recorded in the accompanying Balance Sheets.

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

JANUARY 31, 2023

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $61,592 which was recorded to retained earnings with an offset to additional paid in capital.

From May 23, 2022 to August 5, 2022, the lender elected to convert all $315,000 of the principal amount, $21,804 of accrued interest, $7,000 of note conversion fees and $79,656 of default interest into 73,010,363 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock.

During the three and nine months ended January 31, 2023, the Company recorded $37,405 and $115,200 for the amortization and conversions of the debt discounts to interest expense, respectively and the debt discount balance is $0 at January 31, 2023.

Interest expense recorded in the accompanying unaudited Statement of Operations by the Company for the three and nine months ended January 31, 2023, was $79,101 and $85,201 (including $79,656 of default interest), respectively. At January 31, 2023 and April 30, 2022, the Company has recorded $0 and $16,259 (net of $21,804 and $0 of converted accrued interest), respectively in the accompanying Balance Sheets.

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

JANUARY 31, 2023

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

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $524,364 which was recorded to retained earnings with an offset to additional paid in capital.

From October 20, 2022 to November 10, 2022, the lender elected to convert $10,637 of principal, $37,375 of accrued interest and $3,500 of note conversion fees into 73,588,085 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

In total, the Company recorded $370,602 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three and nine months ended January 31, 2023, the Company recorded $105,596 and $199,008 for the amortization of the debt discounts to interest expense and the debt discount balance was $81,520 at January 31, 2023.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three and nine months ended January 31, 2023, was $16,883 and $51,229. At January 31, 2023 and April 30, 2022, the Company has recorded $15,695, (net of $37,375 of converted interest) and $1,841 of accrued interest, respectively in the accompanying Balance Sheets.

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

JANUARY 31, 2023

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

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $524,716 which was recorded to retained earnings with an offset to additional paid in capital.

From November 30, 2022 to January 13, 2013, the lender elected to convert $43,337 of principal, $42,437 of accrued interest and $7,000 of note conversion fees into 132,533,607 shares of the Company’s $0.001 par value common stock. See Note 5 – Stock.

In total, the Company recorded $366,202 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three and nine months ended January 31, 2023, the Company recorded $92,302 and $161,529 for the amortization of the debt discounts to interest expense, respectively and the debt discount balance was $162,688 at January 31, 2023.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

Interest expense recorded in the accompanying Statement of Operations by the Company for the three and nine months ended January 31, 2023, was $16,595 and $46,237, respectively. At January 31, 2023, the Company has recorded $3,800 (net of $42,437 of interest converted) of accrued interest, respectively in the accompanying Balance Sheets.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 4 – DEBT (CONTINUED)

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of the warrants at incremental fair value in the amount of $142,806 which was recorded to retained earnings with an offset to additional paid in capital.

In total, the Company recorded $47,089 of debt discounts on the date of the Note (OID, debt discount cost and warrants). During the three and nine months ended January 31, 2023, the Company recorded $11,869 and $19,609 for the amortization of the debt discounts to interest expense, respectively and the debt discount balance was $27,480 at January 31, 2023.

Interest expense recorded in the accompanying Statement of Operations by the Company for the three and nine months ended January 31, 2023 was $1,663 and $2,748. At January 31, 2023, the Company has recorded $2,748 of accrued interest, respectively in the accompanying Balance Sheets.

NOTE 5 – STOCK

Common Stock:

The Company is authorized to issue up to 2,000,000,000 shares of common stock at $0.001 par value per share. Effective August 26, 2022, the Company filed a certificate of amendment with the State of Delaware increasing the authorized shares from 950,000,000 to 2,000,000,000. At January 31, 2023, there were 1,214,831,545 shares issued and 1,213,331,545 shares outstanding. There are 1,500,000 shares issued to former officers that were terminated prior to their vesting period and excluded from the shares outstanding at January 31, 2023. Per the employment agreements, any unvested shares not yet released to employee shall be returned to Company treasury, and employee shall be entitled to no compensation for such shares. The Company plans to pursue the return of the unvested shares.

Common Stock Issued

From May 11, 2022 through July 20, 2022, the Company received $574,174 of proceeds from the sale of 29,157,141 shares of stock at prices ranging from $0.0168 to $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but were not processed because of technical paperwork items with the subscription documents. The Company repaid $10,000 of the proceeds and as a result, the Company has recorded a $30,000 subscription payable at January 31, 2023.

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

JANUARY 31, 2023

NOTE 5 – STOCK (Continued)

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

Effective July 27, 2022, the Company executed a settlement related to a stipulated judgment against the Company in the amount of $153,016 from June 4, 2018, for unpaid invoices for logo design and website development services provided. The settlement was to be a cash payment by the Company of $70,000 within ten (10) days of the settlement date and the issuance of one million (1,000,000) shares of the Company’s $0.001 par value common stock. The Company valued the shares at $0.0193, the trading price of the Company’s Common Stock on July 27, 2022, resulting in a valuation of $19,300, which was expensed. The Company failed to make the $70,000 cash payment and the $153,106 remains in accounts payable at January 31, 2023.

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

JANUARY 31, 2023

NOTE 5 – STOCK (Continued)

The Company used the following assumptions in estimating the fair value of the warrant:

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

Both Common Stock Purchase Agreements include the issuance of 31,250,000 shares of Common Stock (62,500,000 combined) with 7,812,500 each (15,625,000 combined) issued upon the execution of the Common Stock Purchase Agreements and 23,437,500 each (46,875,000 combined) issued upon an effective registration with the SEC of the Company’s Form S-1 Registration Statement. Additionally, both Common Stock Purchase Agreements provide for the issuance of 83,333,333 warrants (166,666,666 combined) to purchase shares of Common Stock with an exercise price of $0.003 per share and a five (5) year exercise period.

The 15,625,000 combined shares issued upon execution of the Common Stock Purchase Agreements were valued at a range of $0.0016 to $0.00165 per share, the quoted market price on the dates of grant and the Company recorded $25,391 of deferred offering costs. For the 166,666,666 warrants issued, the Company used the Black Scholes Pricing Model to determine the fair value. The fair value for the stock warrants was $270,729, which was recorded to deferred offerings costs. As a result of the SEC declaring the Company’s Form S-1 effective on December 28, 2022, the Company reclassified the deferred offering costs to additional paid in capital as a cost for the sale of Form S-1 common stock which occurred in January 2023.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 5 – STOCK (Continued)

The Company used the following assumptions in estimating the fair value of the warrants:

Stock Price	$0.0016 to 0.00165
Exercise Price	$0.003
Expected Remaining Term	5 years
Volatility	323%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	2.88to2.96%

Effective January 5, 2023, the Company issued 46,875,250 combined shares (23,437,750 and 23,437,500 ) of the Company’s $0.001 par value common stock to two parties that provided Common Stock Purchase Agreements upon the effective registration of a Form S-1 with the SEC that occurred on December 28, 2022. This is 250 shares short of the combined total but the party has made a claim that they received the incorrect amount. The Company commenced drawdowns on the Common Stock Purchase Agreements in January 2023 and the 46,875,250 combined shares issued were valued at $0.00125 per share, the quoted market price on the date of grant and the Company recorded $23,438 to additional paid in capital as a cost for the sale of Form S-1 stock, which occurred in January 2023.

Effective October 12, 2022, the Company issued 1,720,000 shares to two consultants for services. The shares were valued at $0.00130 per share, the trading price on October 12, 2022 and as a result, the Company recorded $2,236 as consulting expense.

Effective June 29, 2022 and through October 20, 2022, a warrant holder related to convertible secured promissory notes exercised 167,730,445 cashless warrants and issued common stock in the same amount at triggered down round protection pricing from $0.0058 to $0.0007 per share into shares of the Company’s $0.001 per value common stock. See Note 4- Debt.

From October 20, 2022 to November 10, 2022, a lender of an original $560,000 senior secured convertible promissory note dated April 18, 2022, elected to convert $10,637 of the principal amount, $37,375 of accrued interest and $3,500 of note conversion fees into 73,588,085 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

From November 30, 2022 to January 13, 2013, a lender of an original $560,000 senior secured convertible promissory note dated May 23, 2022 elected to convert $43,337 of principal, $42,437 of accrued interest and $7,000 of note conversion fees into 132,533,607 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

From January 5, 2023 to January 18, 2023, the Company sold 85,000,000 shares of its $0.001 par value common stock to a provider of a Common Stock Purchase Agreement that were included on a Form S-1 that was declared effected by the SEC on December 28, 2022. The sale of stock was priced from $0.00045 to $0.000675 per share and the Company is to receive approximately $45,000 of proceeds. Of the 85,000,000 shares sold, 40,000,000 were issued by the transfer agent but the Company did not receive the $18,000 of proceeds until February 3, 2023. As a result, the Company recorded the $18,000 as a subscription receivable at January 31, 2023. See Note 9 – Subsequent Events.

From January 6, 2023 to January 17, 2023, a lender of an original $55,000 unsecured convertible promissory note dated June 2, 2022 elected to convert $31,500 of the principal balance into 47,269,303 shares of the Company’s $0.001 par value common stock. See Note 4 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 6 – STOCK BASED COMPENSATION

Stock Options:

The following table summarizes stock option activity of the Company for the nine months ended January 31, 2023:

	Stock Options Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life (Years)	Value
Outstanding, April 30, 2022	1,200,000	$0.05	2.21	$-
Outstanding, January 31, 2023	1,200,000	$0.05	1.45	$-
Exercisable, January 31, 2023	1,200,000	$0.05	1.45	$-

Stock Warrants:

Effective May 8, 2022, 1,500,000 warrants issued in relation to an original $150,000 convertible secured promissory note issued May 2019 expired unexercised.

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

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 6 – STOCK BASED COMPENSATION (Continued)

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

Effective September 15, 2022, a warrant holder provided notice of a cashless exercise of warrants at a reduced price of $0.0007 per share, based upon the exercise price of a new warrant issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options).

As a result of the September 15, 2022 notice from the warrant holder discussed above, the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021, April 18, 2022 and May 23, 2022 were adjusted. As a result, the remaining total warrants outstanding (after previous exercises) of 307,463,864 warrants increased to 2,514,514,989 warrants or an increase of 2,207,051,125 warrants. See Note 8 – Commitments and Contingencies. The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $5,388,467 which was recorded to retained earnings with an offset to additional paid in capital. See Note 4 – Debt.

From September 15, 2022 to September 29, 2022, a warrant holder exercised 61,628,308 cashless warrants at the reduced price of $0.0007 per share.

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021, April 18, 2022, May 23, 2022 and September 1, 2022 and they were adjusted. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. As a result, the remaining total warrants outstanding (after previous exercises) of 307,463,864 warrants increased from 2,591,989,314 warrants to 4,167,761,156 or an increase of 1,575,771,842 warrants. See Note 8 – Commitments and Contingencies. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $1,253,479 which was recorded to retained earnings with an offset to additional paid in capital. See Note 4 – Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 6 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock warrant activity of the Company for the nine months ended January 31, 2023:

	Stock Warrants Outstanding
	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life (Years)	Value #

Outstanding, April 30, 2022	62,970,000	$0.027	3.85	$-
Expired	(1,500,000)	$-	-	$-
Issued	271,874,666	$0.0058	2.45	$38,500
Adjustment from total ratchet provision July 29, 2022	394,640,634	$0.0058	-	-
Exercised	(167,730,445)	-	-	-
Adjustment from total ratchet provision September 15, 2022	2,207,051,125	$0.0007	-	$-
Adjustment from total ratchet provision January 26, 2023	1,575,771,842	$0.00045	-	-
Outstanding, January 31, 2023	4,343,077,822	$0.00068	3.58	$1,458,716	#
Exercisable, January 31, 2023	4,167,761,156	$0.00045	3.58	$1,458,716	#

# Includes intrinsic value associated with anti-dilution ratchet issuances.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has previously accrued $777,111 comprised of $740,000 for unpaid former officer compensation and $37,111 for the employer’s share of payroll taxes related to the unpaid former officer compensation in the accompanying Balance Sheets at January 31, 2023 and April 30, 2022, respectively. The accrued compensation is related to two former officers and the Company believes that because of the termination of all officers, there is no employment agreement or compensation due to the former officers.

At January 31, 2023 and April 30, 2022, the Company has recorded $178,847 and $210,868, respectively of accounts payable – related parties for Company related expenses. The January 31, 2023, balance of $178,847 is comprised of (1) $167,550 owed to the President, CEO, and member of the Board of Directors for payments made on behalf of the Company, (2) $10,961 owed to the CFO of the Company and (3) $336 owed to the SVP of Football Operations.

The $167,550 owed to the President, CEO and member of the Board of Directors includes $121,350 of expenses related to a consulting agreement with the Company and $46,200 of expenses related to an office in home. The $10,961 owed to the Chief Financial Officer of the Company is for the accrual of unpaid payroll from February 1, 2022 to February 25, 2022. The $336 owed to the Senior Vice President of Football Operations is for accrued and unpaid expenses paid on behalf of the Company.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 7 – RELATED PARTY TRASNACTIONS (Continued)

On March 5, 2020 and August 12, 2020, a member of the Board of Directors, provided $55,000 of proceeds to the Company through the issuance of two Note Payables, one for $25,000 and another for $30,000. The Note Payable terms include an annual interest rate of 10% and are both payable on April 30, 2023, by virtue of an extension. See Note 4 – Debt.

For the three and nine months ended January 31, 2023, the Company recorded $1,386 and $4,158, respectively of interest expense and for the three and nine months ended January 31, 2022, the Company recorded $1,386 and $4,158 in the accompanying unaudited Statements of Operations. At January 31, 2023 and April 30, 2022, the Company has recorded $14,687 and $10,529 of accrued interest, related party in the accompanying Balance Sheets.

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

Bankruptcy Trustee

Effective June 13, 2022, the Company executed an agreement with a third-party purchaser of a $70,000 judgment from August 2018 related to a claim in 2016 relating to an October 1, 2014 agreement between the Company and debtor in a Chapter 7 bankruptcy. The Company had previously recorded the $70,000 judgment as in accrued expenses. The settlement required the Company to make a $12,500 cash payment which was made and as a result, the Company recognized a $57,500 settlement gain, recorded as a component of Other Income (Expense) for the nine months ended January 31, 2023. The Company received a full release from all claims related to the judgment.

Unpaid Taxes and Penalties

At January 31, 2023, and April 30, 2022, the Company owed the State of Delaware $110,154 for unpaid state income taxes from the tax year ended April 30, 2007. The Company does not owe income taxes for any other year than 2007. The unpaid state income taxes are included as state income taxes payable in accompanying Balance Sheets at January 31, 2023, and April 30, 2022, respectively. Additionally, the Company owes the State of Delaware for penalties and interest from the tax year ending April 30, 2007, of $302,076 and $283,983, which is included as accrued expenses in the Balance Sheets at January 31, 2023 and April 30, 2022, respectively.

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

JANUARY 31, 2023

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

Shareholder Approval for Certificate of Amendment

Effective August 26, 2022, the Company amended the Certificate of Incorporation in Delaware increasing the authorized shares from 950,000,000 to 2,000,000,000. For this amendment, written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware was not adhered to. The Company corrected this effective December 1, 2022 with shareholder approval ratifying the Company’s Amended and Restated Bylaws to increase the authorized number of common share.

Failure to Reserve Sufficient Shares of Common Stock with Transfer Agent.

The Company has existing convertible promissory notes and warrants with a covenant to reserve sufficient shares with the transfer agent of common stock for the potential conversion of these securities. At January 31, 2023, the calculated shares issuable under the assumed conversion of the promissory notes and exercise of warrants is greater than the amount of shares that the Company has reserved with the transfer agent for certain lenders. As a result, the lenders of the convertible promissory notes cand warrant holders could declare an event of default and the principal and accrued interest would become immediately due and payable. Additionally, the lenders and warrant holders have additional remedies including penalties against the Company. See Note 4 – Debt.

NOTE 9 – SUBSEQUENT EVENTS

Effective January 13, 2023, a lender of an of an original $100,000 convertible unsecured promissory note dated July 13, 2022, declared an event of default related to the Company not paying outstanding principal and interest due on the maturity date of January 13, 2023. As a result, and in accordance with the promissory note covenants, upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company shall pay to the lender, in full satisfaction of its obligations hereunder, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus Default Interest at a rate of 22%. Effective February 3, 2023 with the Event of Default, the outstanding principal was increased from $100,000 to $160,000 and default interest was calculated at $17,841 for a total amount owed of $177,841.

From February 3, 2023 to February 28, 2023, the lender elected to convert $25,275 of the outstanding $177,841 total amount owed into 97,896,638 shares of the Company’s $0.001 par value common stock. The conversion price was from $0.0002 to $0.0003 per share and after the conversions, the outstanding principal and interest balance is $155,276. See Note 4- Debt. The issuance of the shares below $0.00045 triggered anti-dilution provisions in certain other instruments effective February 2023.

On February 6, 2023, the Company received $18,000 of proceeds from the sale of its $0.001 par value common stock that was recorded as a subscription receivable at January 31, 2023. See Note 5 – Stock.

On February 6, 2023, the Company repaid $2,500 of an original $50,000 convertible unsecured promissory note dated April 14, 2016. As a result of the repayment, the outstanding principal balance is now $30,000. See Note 4 – Debt.

Effective February 14, 2023, a lender of an original $560,000 convertible secured promissory note dated May 23, 2023, elected to convert $4,445 of principal, $5,605 of accrued interest and $1,750 of note conversion fees into 20,000,000 shares of the Company’s $0.001 par value common stock. The conversion price was $0.00059 per share and after the conversion, the outstanding principal balance is $512,218. See Note 4- Debt.

MAJOR LEAGUE FOOTBALL, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2023

NOTE 9 – SUBSEQUENT EVENTS (Continued)

On February 13, 2023, a lender of several convertible secured promissory notes provided a waiver of the repayment from proceeds up to $50,000 received from each sale of common stock to providers of Common Stock Purchase Agreements. However, if the proceeds received from a sale of common stock exceed $50,000, the excess proceeds will be utilized to repay the lenders outstanding secured promissory notes. See Note 4 – Debt.

On February 16, 2023, the Company sold 40,000,000 shares of its $0.01 par value common stock to a provider of a Common Stock Purchase Agreement that were included on a Form S-1 that was declared effected by the SEC on December 28, 2022. The sale of stock was priced at $0.00045 per share and the Company received $18,000 of proceeds. See Note 5 – Stock.

Effective February 15, 2023, a lender of an of an original $200,000 note payable dated July 15, 2022, declared an event of default related to the Company not reserving sufficient shares for its outstanding principal and interest due on the maturity date of July 15, 2023. As a result, and in accordance with the note payable covenants, upon the occurrence and during the continuation of any Event of Default, the note payable and all accrued interest shall become immediately due and payable and convertible into shares of the Company’s $0.001 par value common stock.

From February 15, 2023 to February 28, 2023, the lender elected to convert outstanding principal and interest into 100,000,000 shares of the Company’s $0.001 par value common stock. See Note 4- Debt.

On February 24, 2023, the Company sold 15,000,000 shares of its $0.01 par value common stock to a provider of a Common Stock Purchase Agreement that were included on a Form S-1 that was declared effected by the SEC on December 28, 2022. The sale of stock was priced at $0.0003 per share and the Company received $4,500 of proceeds. See Note 5 – Stock.

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

We commenced football training camp operations in June 2022 with a camp start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of a delay in funding, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has a significant outstanding accounts payable balance from the training camp activities at January 31, 2023 that the Company is committed to paying in full.

We have commenced planning for a full spring football season in 2023 tentatively commencing with training camp in May 2023 and games from June through July 2023 and a championship game held in July 2023. This schedule is being developed with our broadcaster’s input as to what dates are compatible with their preferred broadcast schedule.

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

Inflation has increased during the period covered by this report and is expected to continue to remain at elevated levels or even increase for the near future. Inflation generally affects us by increasing our cost of our football operating expenses including the costs of professional fees for services provided. We do not believe inflation has had a material effect on our results of operations during the three and nine months ended January 31, 2023.

On September 7, 2022, the Company announced that it had signed two Common Stock Purchase Agreements in the amount of $2,500,000 each or $5,000,000 combined that were contingent on the Company filing and approval from the Securities and Exchange Commission (“SEC”) of a Form S-1 Registration Statement. The Company filed a Form S-1 Registration Statement with the SEC, and it was declared effective on December 28, 2022. As a result, the Company commenced funding from the Common Stock Purchase Agreements in January 2023. As previously announced, the Company continues to move forward with plans to pay all obligations incurred while preparing for a full season of spring football in 2023. The key management team of the Company remains intact and dedicated to this goal. In addition to these two agreements, the Company continues to have discussions with other parties for potential funding. The Common Stock Purchase Agreements are contingent on certain stock trading volume requirements and amounts, which may not occur in a timely fashion, as it is dependent on the market pricing of our stock. As a result, we may not be able to achieve these capital-raising objectives and if the required capital is not obtained in the proposed timeframe, the Company’s planned 2023 spring football season could be delayed or not occur.

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

Financial Condition

As reflected in the unaudited financial statements, the Company had limited revenues and had a net income (loss) of $372,904 and $(1,794,096) for the three and nine months ended January 31, 2023, respectively. Additionally, the Company had net cash used in operating activities of $2,039,660 for the nine months ended January 31, 2023. At January 31, 2023, the Company has a working capital deficit of $11,983,783, an accumulated deficit of $39,098,523 and a stockholders’ deficit of $11,494,436, which could have a material impact on the Company’s financial condition and operations.

Results of Operations

Three months ending January 31, 2023, compared to the three months ended January 31, 2022

               During the three months ended January 31, 2023, the Company recorded $0 of revenue and $0 of cost of goods sold related to the sale of MLFB on-line digital media merchandise

Total operating expenses for the three months ended January 31, 2023, were $526,069 as compared to total operating expenses for the three months ended January 31, 2022, of $104,150 or an increase of $421,919. The increase in expense from 2022 to 2023 was primarily from a $370,412 increase in compensation related to accrued and unpaid payroll for the Company and its head coaches. The increase also included a $44,503 increase in depreciation expense with no comparable amounts in 2022.

Other income (expense) for the three months ended January 31, 2023, was $898,973 of income compared to $377,489 of expense for the three months ended January 31, 2022, or an increase in income of $1,276,462. The increase in income from 2022 to 2023 was primarily from a $1,074,684 increase in gain from the change in fair value of a conversion option liability and a $326,952 gain from the change in fair value of a warrant derivative liability. This was offset by a $116,069 increase in interest expense. The increase in interest expense was primarily from $109,478 of amortization of debt issue costs.

Based on the above discussion, we had a net income of $372,904 as compared to a net loss of $481,639 for the three months ended January 31, 2023 and 2022, respectively.

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021, April 18, 2022, May 23, 2022, and September 1, 2022 and they were adjusted. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $1,253,479 which was recorded to retained earnings with an offset to additional paid in capital. There was no comparable deemed dividend for the three months ended January 31, 2022.

As a result of the deemed dividend discussed above, the Company had a net loss available to common shareholders of $880,575 as compared to a net loss available to common shareholders of $481,639 for the three months ended January 31, 2022, respectively.

Nine months ending January 31, 2023, compared to the nine months ended January 31, 2022

During the nine months ended January 31, 2023, the Company recorded $9,180 of revenue and $7,365 of cost of goods sold related to the sale of MLFB on-line digital media merchandise. As a result, the Company realized a gross margin of $1,815 related to the sale of MLFB-on-line digital merchandise with no comparable amounts in 2022.

Total operating expenses for the nine months ended January 31, 2023, were $4,447,207 as compared to total operating expenses for the nine months ended January 31, 2022, of $620,652 or an increase of $3,826,555. The increase in expense from 2022 to 2023 was primarily from a $2,281,434 increase in football camp expense, an $1,587,407 increase in compensation, a $114,161 increase in depreciation expense and a $52,500 increase in write off of prepaid investor relation fees, offset by a $271,480 decrease in general and administrative expense. The increase in football camp expense was related to the Company’s training camp in Mobile Alabama with no comparable amount in 2022. The increase in compensation is related to payroll for corporate and coaches with no comparable amount in 2022. The increase in depreciation expense was related to the Company commencing training camp and depreciation of certain football equipment with no comparable amount in 2022. The increase in write off of prepaid investor relation fees was because the services were provided and expensed with no comparable amount in 2022. The decrease in general and administrative expense was primarily related to $290,031 of stock compensation expense in 2022 with no comparable amount in 2023. The 2022 stock compensation expense was comprised of $191,250 for stock issued and $98,781 for warrants issued to key consultants.

Other income (expense) for the nine months ended January 31, 2023, was $2,651,296 of income compared to $604,976 of expense for the nine months ended January 31, 2022, or an increase in income of $3,256,272. The increase in income from 2022 to 2023 was primarily from a $1,898,594 gain from the change in fair value of a conversion option liability, a $1,932,624 gain from the change in fair value of a warrant derivative liability and $38,200 in settlement income. This was offset by a $865,236 increase in interest expense. The increase in interest expense was primarily from $608,460 of amortization of debt issue costs and original issue discount on convertible promissory notes, $81,205 from put premium liability on convertible unsecured promissory notes and $175,830 for interest on other debt. The increase in settlement income was primarily from $38,200 of income from the settlement of outstanding judgments against the Company as compared to a $55,000 settlement expense in 2022 from the issuance of a note payable.

Based on the above discussion, we had a net loss of $1,794,096 as compared to a net loss of $1,225,628 for the nine months ended January 31, 2023, and 2022, respectively.

Effective July 29, 2022, and again at September 15, 2022, a warrant holder provided notice of a cashless exercise of the warrants at a reduced price of $0.0058 and $0.0007 per share, respectively based upon the Company issuing securities at $0.0058 per share and the exercise price of a new warrant at $0.0007 per share issued with debt. As a result, this triggered down round protection of the warrant exercise price and number of warrants issued. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options). The Company calculated a deemed dividend at September 15, 2022 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $5,388,467 which was recorded to retained earnings with an offset to additional paid in capital during the nine months ended January 31, 2023.

Effective January 26, 2023, the Company sold common stock at a price of $0.00045 per share and as a result, this triggered down round protection of the total number of warrants outstanding from convertible secured promissory notes dated November 24, 2021, April 18, 2022, May 23, 2022, and September 1, 2022 and they were adjusted. The Company evaluated the change in accordance with ASU 2017-11, Subtopic 470-20, Debt—Debt with Conversion and Other Options. The Company calculated a deemed dividend at January 26, 2023 related to the triggering of the full ratchet anti-dilution provision of its outstanding warrants at incremental fair value in the amount of $1,253,479 which was recorded to retained earnings with an offset to additional paid in capital. There was no comparable deemed dividend for the nine months ended January 31, 2022.

In total, the Company recorded $6,641,946 of deemed dividend for the nine months ended January 31, 2023, with no comparable amount for the nine months ended January 31, 2022.

As a result of the deemed dividend discussed above, the Company had a net loss available to common shareholders of $8,436,042 as compared to a net loss available to common shareholders of $1,225,628 for the nine months ended January 31, 2023, and 2022, respectively.

Liquidity and Capital Resources

From inception, our Company has relied upon the infusion of capital through equity transactions and the issuance of debt to obtain liquidity. We had only $5,520 of cash at January 31, 2023. Consequently, the payment of operating expenses will have to come similarly from either equity capital to be raised from investors or from borrowed funds. There is no assurance that we will be successful in raising such additional equity capital or additional borrowings or if we can, that we can do so at a cost that management believes to be appropriate. See Significant Events for additional discussion.

Condensed Cash Flow Activity

The following table summarizes selected items from our condensed unaudited Statements of Cash Flows for the nine months ended January 31, 2023, and 2022, respectively:

	For the Nine Months Ended,
	January 31, 2023	January 31, 2022

Net cash used in operating activities	$(2,039,660)	$(318,920)
Net cash used in investing activities	(76,268)	(500)
Net cash provided by financing activities	1,448,267	317,920

Net decrease in cash	$(667,661)	$(1,500)

 Net Cash Used in Operating Activities

Net cash used in operating activities was $2,039,660 during the nine months ended January 31, 2023, compared to $318,920 used during the nine months ended January 31, 2022, or an increase in cash used of $1,720,740. After adjusting for non-cash expense items of $794,691 in 2023 and non-cash income items of $740,656 in 2022, adjusted net cash used in operations would be $2,834,351 in 2023 and adjusted non-cash provided by operations would be $421,736 in 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $76,268 during the nine months ended January 31, 2023, compared to $500 during the nine months ended January 31, 2022, or an increase of $75,768. The $76,268 during the nine months ended January 31, 2023, was for the purchase of football equipment. The $500 during the nine months ended January 31, 2022, was for the payment of trademark legal fees.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,448,267 of net cash during the nine months ended January 31, 2023, as compared to $317,920 provided during the nine months ended January 31, 2022, or an increase of $1,130,347. The increase in net cash provided from 2022 to 2023 was primarily from (1) $574,174 of proceeds from the sale of common stock in 2023 with no comparable amount in 2022 with no comparable amount in 2022, (2) a $106,370 increase in proceeds from the issuance of convertible secured promissory notes, (3) a $55,000 increase in proceeds from the issuance of convertible unsecured promissory notes and (4) $173,800 of proceeds from the issuance of notes payable in 2023 with no comparable amount in 2022. This was offset by the repayment of $235,000 of convertible secured promissory notes in 2022 with no comparable amount in 2023 and $5,000 of repayment of note payable and a repayment of $8,997 of convertible unsecured promissory note in 2023 with no comparable amount in 2022.

Off-Balance Sheet Arrangements

At January 31, 2023, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2023, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below.

1.

Our Company does not have a full time Controller and utilizes a part time consultant to perform these critical responsibilities. The Company hired a full time Chief Financial Officer, but the lack of full-time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Additionally, the Company determined that certain transactions may have been allowed without proper authority and approval. The Company has reviewed these transactions and believes that the internal controls required to safeguard company assets from unauthorized transactions were not present.

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

To mitigate the above weaknesses(s), to the fullest extent possible, our Company has engaged a financial consultant with significant accounting and reporting experience to assist in becoming and remaining current with its reporting responsibilities. Additionally, the Company hired a full time Chief Financial Officer with significant professional sports financial experience. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures to mitigate the weaknesses discussed above. Additionally, the Company plans on hiring a fulltime Controller when funds are sufficient.

Changes in Internal Control Over Financial Reporting.

No change in our Company’s internal control over financial reporting occurred during our fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Significant Events

              We commenced football training camp operations in June 2022 with a cap start date of July 18, 2022, which was located at Ladd-Peebles Stadium in Mobile, Alabama. The training camp was comprised of the four initial teams and included over 260 potential players and coaches. The camp included transportation of certain football equipment from a Texas warehouse along with the purchase of new equipment. However, due to a significant delay in negotiating the stadium lease, the Company was delayed in obtaining additional funding from a planned registration statement. The Company was funding the training camp operations from the sale of convertible promissory notes and the sale of common stock from an existing Regulation A offering. Because of a delay in funding, the Company suffered a significant cash flow issue with the payment of hotels and other training camp operating expenses. As a result, the Company shut down the training camp on July 29, 2022. As a result of the shutdown of the training camp, the Company has a significant amount of outstanding accounts payable at January 31, 2023 that the Company is committed to paying in full. We have commenced planning for a full spring football season in 2023, which is dependent on adequate funding, tentatively commencing with training camp in May 2023 and games from June through July 2023 and a championship game held in July 2023. This schedule is being developed with our broadcaster’s input as to what dates are compatible with their preferred broadcast schedule.

On September 7, 2022, the Company announced that it had signed two Common Stock Purchase Agreements in the amount of $2,500,000 each or $5,000,000 combined that were contingent on the Company filing and approval from the Securities and Exchange Commission (“SEC”) of a Form S-1 Registration Statement. The Company filed a Form S-1 Registration Statement with the SEC, and it was declared effective on December 28, 2022. As a result, the Company commenced funding from the Common Stock Purchase Agreements in January 2023. The Common Stock Purchase Agreements are contingent on certain stock trading volume requirements and amounts, which may not occur in a timely fashion, as it is dependent on the market pricing of our stock. As a result, we may not be able to achieve these capital-raising objectives and if the required capital is not obtained in the proposed timeframe, the Company’s planned 2023 spring football season could be delayed or not occur.

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

Item 1A. Risk Factors

Not required as a Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our Company sold the following securities without registering the securities under the Securities Act:

From May 11, 2022, through July 20, 2022, the Company received $549,800 of proceeds from the sale of 29,157,141 shares of stock at prices ranging from $0.0168 to $0.021 per share in relation to the Company’s Form 1-A Regulation A Offering Statement with the SEC for the sale of 125,000,000 shares of $0.001 par value common stock. Additionally, the Company received $40,000 of proceeds from three Reg A investors but were not processed because of technical paperwork items with the subscription documents. As a result, the Company has recorded the $40,000 as a subscription payable to the investors at October 31, 2022.

From May 23, 2022, to August 5, 2022, a lender of an original $315,000 senior secured promissory note, elected to convert all $315,000 of the principal amount, $21,804 of accrued interest, $7,000 of note conversion fees and $79,656 of default interest into 73,010,363 shares of the Company’s $0.001 par value common stock.

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

From June 29, 2022, through July 11, 2022, the lender of an original $55,000 convertible unsecured promissory note elected to convert the entire $55,000 outstanding principal amount and $2,200 of accrued interest into 4,144,927 shares of the Company’s $0.001 par value common stock and as a result, the principal balance of the promissory note and accrued interest is $0 after the conversion.

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

From September 1, 2022, to September 6, 2022, the Company signed two identical Common Stock Purchase Agreements whereby subject to the terms and conditions set forth, the Company will sell to the two Investors up to a combined Five Million Dollars ($5,000,000) of registered common stock, $0.001 par value per share (the “Common Stock”). This represents a potential $2,500,000 for each investor. Both Common Stock Purchase Agreements include the issuance of 31,250,000 shares of Common Stock (61,500,000 combined) with 7,812,500 each (15,625,000 combined) issued upon the execution of the Common Stock Purchase Agreements and 23,437,500 each (46,875,000 combined) issued upon an effective registration with the SEC of the Company’s Form S-1 Registration Statement. The 15,625,000 combined shares issued upon execution of the Common Stock Purchase Agreements were valued at a range of $0.0016 to $0.00165 per share, the quoted market price on the dates of grant and the Company recorded $25,391 of deferred offering costs.

Effective June 29, 2022, and through September 29, 2022, a warrant holder related to convertible secured promissory notes exercised 144,154,045 cashless warrants at triggered down round protection pricing from $0.0058 to $0.0007 per share into shares of the Company’s $0.001 per value common stock.

Effective October 12, 2022, the Company granted 1,720,000 of restricted $0.001 par value common stock to two consultants for services. The shares were valued at $0.0013 per share or $1,720.

Effective June 29, 2022, and through September 29, 2022, a warrant holder related to convertible secured promissory notes exercised 167,730,445 cashless warrants at triggered down round protection pricing from $0.0058 to $0.0007 per share into shares of the Company’s $0.001 per value common stock.

From October 20, 2022, to November 10, 2022, a lender of an original $560,000 senior secured convertible promissory note dated April 18, 2022, elected to convert $10,637 of the principal amount, $37,375 of accrued interest and $3,500 of note conversion fees into 73,588,085 shares of the Company’s $0.001 par value common stock.

From November 30, 2022, to January 13, 2013, a lender of an original $560,000 senior secured convertible promissory note dated May 23, 2022 elected to convert $43,337 of principal, $42,437 of accrued interest and $7,000 of note conversion fees into 132,533,607 shares of the Company’s $0.001 par value common stock.

Effective January 5, 2023, the Company issued 46,875,000 combined shares (23,437,500 each) of the Company’s $0.001 par value common stock to two parties that provided Common Stock Purchase Agreements upon the effective registration of a Form S-1 with the SEC that occurred on December 28, 2022. The Company commenced drawdowns on the Common Stock Purchase Agreements in January 2023 and the 46,875 combined shares issued were valued at $0.00125 per share, the quoted market price on the date of grant and the Company recorded $23,438 to additional paid in capital as a cost for the sale of stock.

From January 5, 2023, to January 18, 2023, the Company sold 85,000,000 shares of its $0.01 par value common stock to a provider of a Common Stock Purchase Agreement that were included on a Form S-1 that was declared effected by the SEC on December 28, 2022. The sale of stock was priced from $0.00045 to $0.000675 per share and the Company received $45,000 of proceeds. Of the 85,000,000 shares sold, 40,000,000 were issued by the transfer agent but the Company did not receive the $18,000 of proceeds until February 3, 2023. As a result, the Company recorded the $18,000 as a subscription receivable at January 31, 2023.

From January 6, 2023, to January 17, 2023, a lender of an original $55,000 unsecured convertible promissory note dated June 2, 2022 elected to convert $31,500 of the principal balance into 47,269,303 shares of the Company’s $0.001 par value common stock.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Regulation D of the Securities Act since the transactions do not involve any public offering.

Item 3. Defaults Upon Senior Securities.

At January 31, 2023, and April 30, 2022, the Company has recorded $16,802 and $47,093 of accrued interest (including default interest) owed from the issuance of an original $80,000 convertible secured promissory note dated May 17, 2018, with terms including interest accrued at 10% annually and the principal and interest payable on May 17, 2019. The promissory note at January 31, 2023, and April 30, 2022 is in default. However, the lender has not notified the Company of the default in writing but, the lender has several remedies including calling the principal amount and accrued interest due and payable immediately. The promissory note includes customary affirmative and negative covenants of the Company. Additionally, the Company has recorded $76,367 of accrued interest (including default interest) related to an original $550,000 convertible secured promissory noted dated March 9, 2016. The principal balance is $0 but the accrued interest is still outstanding at January 31, 2023 but, the lender has several remedies including calling the accrued interest due and payable immediately.

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

Major League Football, Inc.

March 14, 2023	By:	/s/ Francis J. Murtha
Francis J. Murtha
Principal Executive Officer

Major League Football, Inc.

March 14, 2023	By:	/s/ Gregory F. Campbell
Gregory F. Campbell
Principal Financial Officer

